Form 10-Q
period 2022-06-30
Getty Images Holdings, Inc.
filed 2022-08-12
CIK 1898496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

GETTY IMAGES HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	001-41453	87-3764229
(State or other jurisdiction of	(Commission	(I.R.S. Employer
incorporation or organization)	File Number)	Identification Number)

605 5th Ave S. Suite 400
Seattle, WA	98104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 925-5000

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	GETY	New York Stock Exchange
Warrants	GETY WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☐   No   ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐   No   ☒

As of August 9, 2022, 319,007,226 shares of Class A common stock, par value $0.0001 per share, 2,570,000 shares of Class B-1 common stock, par value $0.0001 per share, and 2,570,000 shares of Class B-2 common stock, par value $0.0001 per share, were issued and outstanding.

EXPLANATORY NOTE

On July 22, 2022, subsequent to the fiscal quarter to which this Quarterly Report on Form 10-Q (this “Quarterly Report”) relates, Getty Images Holdings, Inc. (formerly known as Vector Holding, LLC) (“Getty Images”) consummated the previously announced business combination (the “Getty Business Combination”) with CC Neuberger Principal Holdings II (“CCNB”). Prior to the Getty Business Combination, Vector Holding, LLC was a subsidiary of CCNB, and following the consummation of the Getty Business Combination, CCNB became a subsidiary of Getty Images.

Unless stated otherwise, this Quarterly Report contains information about CCNB before the Getty Business Combination. References to the “Company,” “our,” “us” or “we” in this Quarterly Report refer to CCNB before the consummation of the Getty Business Combination and to Getty Images after the Getty Business Combination, unless stated otherwise or the context otherwise requires.

For more information regarding the Getty Business Combination, see Getty Images’ Current Report on Form 8-K filed on July 28, 2022.

Except as otherwise expressly provided herein, the information in this Quarterly Report does not reflect the consummation of the Getty Business Combination, which occurred subsequent to the period covered by this Quarterly Report.

GETTY IMAGES HOLDINGS, INC.

(f/k/a VECTOR HOLDING, LLC, A FORMER SUBSIDIARY OF
CC NEUBERGER PRINCIPAL HOLDINGS II)

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GETTY IMAGES HOLDINGS, INC.

(f/k/a VECTOR HOLDING, LLC, A FORMER SUBSIDIARY OF
CC NEUBERGER PRINCIPAL HOLDINGS II)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash	$3,213	$290,297
Prepaid expenses	76,792	243,042
Total current assets	80,005	533,339
Investments and cash held in Trust Account	829,905,195	828,616,552
Total Assets	$829,985,200	$829,149,891

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$17,063	$19,442
Accrued expenses	408,988	34,240
Accrued expenses - related party	469,100	345,650
Total current liabilities	895,151	399,332
Non-current accounts payable and accrued expenses	5,858,989	3,866,806
Working capital loan	1,065,000	—
Deferred underwriting commissions in connection with the initial public offering	28,980,000	28,980,000
Derivative liabilities	34,408,000	85,875,800
Total Liabilities	71,207,140	119,121,938

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 82,800,000 shares subject to possible redemption at $10.02 and $10.00 per share at June 30, 2022 and December 31, 2021, respectively	829,805,195	828,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized at June 30, 2022 and December 31, 2021, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 25,700,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	2,570	2,570
Additional paid-in capital	—	—
Accumulated deficit	(71,029,705)	(117,974,617)
Total Shareholders’ Deficit	(71,027,135)	(117,972,047)
Total Liabilities and Shareholders’ Deficit	$829,985,200	$829,149,891

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.

(f/k/a VECTOR HOLDING, LLC, A FORMER SUBSIDIARY OF
CC NEUBERGER PRINCIPAL HOLDINGS II)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months		For the six months
	ended June 30,		ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$1,517,721	$801,184	$3,791,336	$1,094,544
Loss from operations	(1,517,721)	(801,184)	(3,791,336)	(1,094,544)
Other income (expense):
Change in fair value of derivative liabilities	32,166,000	(6,993,600)	51,252,800	20,541,600
Unrealized gain (loss) on investments held in Trust Account	1,081,960	(5,307)	1,288,643	134,596
Total other income (expense)	33,247,960	(6,998,907)	52,541,443	20,676,196
Net income (loss)	$31,730,239	$(7,800,091)	$48,750,107	$19,581,652

Basic and diluted weighted average shares outstanding of Class A ordinary shares	82,800,000	82,800,000	82,800,000	82,800,000
Basic and diluted net income (loss) per ordinary share	$0.29	$(0.07)	$0.45	$0.18
Basic and diluted weighted average shares outstanding of Class B ordinary shares	25,700,000	25,700,000	25,700,000	25,700,000
Basic and diluted net income (loss) per ordinary share	$0.29	$(0.07)	$0.45	$0.18

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.

(f/k/a VECTOR HOLDING, LLC, A FORMER SUBSIDIARY OF
CC NEUBERGER PRINCIPAL HOLDINGS II)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three and Six Months Ended June 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	—	$—	25,700,000	$2,570	$—	$(117,974,617)	$(117,972,047)
Net income	—	—	—	—	—	17,019,868	17,019,868
Balance - March 31, 2022 (unaudited)	—	—	25,700,000	2,570	—	(100,954,749)	(100,952,179)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,805,195)	(1,805,195)
Net income	—	—	—	—	—	31,730,239	31,730,239
Balance - June 30, 2022 (unaudited)	—	$—	25,700,000	$2,570	$—	$(71,029,705)	$(71,027,135)

For the Three and Six Months Ended June 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2021	—	$—	25,700,000	$2,570	$—	$(115,270,723)	$(115,268,153)
Net income	—	—	—	—	—	27,381,743	27,381,743
Balance - March 31, 2021 (unaudited)	—	—	25,700,000	2,570	—	(87,888,980)	(87,886,410)
Net loss	—	—	—	—	—	(7,800,091)	(7,800,091)
Balance - June 30, 2021 (unaudited)	—	$—	25,700,000	$2,570	$—	$(95,689,071)	$(95,686,501)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.

(f/k/a VECTOR HOLDING, LLC, A FORMER SUBSIDIARY OF
CC NEUBERGER PRINCIPAL HOLDINGS II)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$48,750,107	$19,581,652
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative liabilities	(51,252,800)	(20,541,600)
Merger expenses paid by sponsor in exchange for working capital loan	560,000	—
Unrealized gain on investments held in Trust Account	(1,288,643)	(134,596)
Changes in operating assets and liabilities:
Prepaid expenses	166,250	172,578
Accounts payable	(2,379)	21,843
Accrued expenses	374,748	(90,879)
Accrued expenses - related party	123,450	120,000
Non-current accounts payable and accrued expenses	1,992,183	566,305
Net cash used in operating activities	(577,084)	(304,697)

Cash Flows from Financing Activities:
Proceeds from working capital loan	290,000	—
Net cash provided by financing activities	290,000	—

Net change in cash	(287,084)	(304,697)

Cash - beginning of the period	290,297	737,786
Cash - end of the period	$3,213	$433,089

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.

(f/k/a VECTOR HOLDING, LLC, A FORMER SUBSIDIARY OF
CC NEUBERGER PRINCIPAL HOLDINGS II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1-Description of Organization, Business Operations and Basis of Presentation

CC Neuberger Principal Holdings II (the “Company” or “CCNB”) was incorporated in the Cayman Islands on May 12, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”).

Getty Business Combination

On December 9, 2021, the Company, Vector Holding, LLC, a Delaware limited liability company and then wholly-owned subsidiary of the Company (“New CCNB” or “Getty Images”), Vector Domestication Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of New CCNB (“Domestication Merger Sub”), Vector Merger Sub 1, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“G Merger Sub 1”), Vector Merger Sub 2, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“G Merger Sub 2”, and together with the Company, New CCNB, Domestication Merger Sub and G Merger Sub 1, each a “CCNB Party” and, collectively, the “CCNB Parties”), Griffey Global Holdings, Inc., a Delaware corporation (“Griffey Global”), and solely for limited purposes expressly set forth therein, Griffey Investors, L.P., a Delaware limited liability company (the “Partnership”), entered into a definitive business combination agreement (the “Business Combination Agreement”).

The Business Combination Agreement and the transactions contemplated thereby (the “Getty Business Combination”) were approved by the board of directors of each of the Company and Griffey Global.

The Getty Business Combination was consummated on July 22, 2022 (the “Closing Date”) as follows: (a) on the business day prior to the Closing Date, New CCNB converted from a Delaware limited liability company to a Delaware corporation (the “Statutory Conversion”) with a certificate of incorporation that provides for two classes of common stock in a manner consistent with the articles of incorporation of the Company prior to the Statutory Conversion (the “New CCNB Pre-Closing Certificate of Incorporation”), (b) prior to the closing of the Getty Business Combination (the “Closing”), on the Closing Date, the Company merged with and into Domestication Merger Sub, with Domestication Merger Sub surviving (the “Domestication Merger”) as a direct subsidiary of New CCNB and New CCNB will continue as the public company with (i) each Class A ordinary share, par value $0.0001 (each, a “CCNB Class A Ordinary Share”), of the Company converted into the right of the holder thereof to receive one share of Class A common stock, par value $0.0001 (each, a “New CCNB Pre-Closing Class A Share”), of New CCNB, (ii) each Class B ordinary share, par value $0.0001 of the Company was converted into the right of the holder thereof to receive one share of Class B common stock, par value $0.0001 of New CCNB and (iii) each warrant of the Company ceasing to represent a right to acquire the Company Class A Ordinary Shares and instead representing a right to acquire New CCNB Pre-Closing Class A Shares, (c) on the Closing Date, at the Closing and prior to the PIPE Financing (as defined below) and the consummation of the transactions contemplated by the Forward Purchase Agreement (as defined below) and the Backstop Agreement (as defined below), New CCNB amended and restated the New CCNB Pre-Closing Certificate of Incorporation in the form of the New CCNB Certificate of Incorporation to provide for, among other things, Class A common stock, par value $0.0001 per share (the “New CCNB Class A Common Shares”), and Class B common stock, par value $0.0001 per share (the “New CCNB Class B Common Shares”), which New CCNB Class B Common Shares will be subject to stock price based vesting; (d) on the Closing Date, at the Closing and upon the filing of the New CCNB Certificate of Incorporation, the transactions contemplated by the Sponsor Side Letter were consummated, including the conversion of the New CCNB Pre-Closing Class B Common Shares into New CCNB Class A Common Shares and New CCNB Class B Common Shares; (e) on the Closing date, at the Closing and prior to the Getty Mergers (as defined below), New CCNB consummated the PIPE Financing (as defined below) and the transactions contemplated by the Forward Purchase Agreement (as defined below) and the Backstop Agreement (as defined below), and (f) on the Closing Date at the Closing, (i) G Merger Sub 1 merged with and into Griffey Global (the “First Getty Merger”), with Griffey Global surviving as a subsidiary of Domestication Merger Sub and an indirect subsidiary of New CCNB, and (ii) Griffey Global merged with and into G Merger Sub 2 (the “Second Getty Merger” and together with the First Getty Merger, the “Getty Mergers”), with G Merger Sub 2 surviving as a direct subsidiary of Domestication Merger Sub and an indirect subsidiary of New CCNB (the “Final Surviving Company”). In connection with the Closing, New CCNB changed its name to “Getty Images Holdings, Inc.”, which continues as the public company.

GETTY IMAGES HOLDINGS, INC.

(f/k/a VECTOR HOLDING, LLC, A FORMER SUBSIDIARY OF
CC NEUBERGER PRINCIPAL HOLDINGS II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consideration

Under the terms of the Getty Business Combination Agreement, the aggregate consideration paid in the Getty Business Combination is derived from an aggregate transaction equity value of approximately $2.9 billion, apportioned between cash and New CCNB Class A Common Shares, as more specifically set forth therein (and which account for the value of Griffey Global’s vested options). In addition to the consideration paid at Closing, New CCNB will issue to equityholders of Griffey Global an aggregate of up to 65,000,000 New CCNB Class A Common Shares, issuable upon and subject to the occurrence of the applicable vesting events, as more specifically set forth therein.  Each option to purchase shares of Griffey Global (whether vested or unvested) was converted into a comparable option to purchase New CCNB Class A Common Shares, pursuant to a market-based equity incentive plan prepared by CCNB and Griffey Global prior to the closing date.

Concurrent with the execution of the Getty Business Combination Agreement, CCNB and New CCNB entered into Subscription Agreements (the “PIPE Subscription Agreements”) with CC Neuberger Principal Holdings II Sponsor, LLC, a Delaware limited liability company (the “Sponsor”) and Getty Investments L.L.C. (“Getty Investments”). Additionally, on December 28, 2021, CCNB and New CCNB entered into the Permitted Equity Subscription Agreement with Multiply Group (the “Permitted Equity Subscription Agreement”). On July 22, 2022, Getty Investments entered into an additional subscription agreement with New CCNB (the “Additional Getty Subscription Agreement”). Pursuant to the PIPE Subscription Agreements, the Permitted Equity Subscription Agreement and the Additional Getty Subscription Agreement, on the Closing Date, the Sponsor, Getty Investments and Multiply Group subscribed for and purchased, and CCNB and New CCNB issued and sold to such investors, an aggregate of 36,000,000 New CCNB Class A Common Shares for a purchase price of $10.00 per share, for aggregate gross proceeds of $360,000,000 (the “PIPE Financing”).

Forward Purchase Agreement and Backstop Agreement

In connection with the signing of the Getty Business Combination Agreement, New CCNB, the Company, and Neuberger Berman Opportunistic Capital Solutions Master Fund LP, a Cayman Islands exempted limited partnership (“NBOKS”) entered into a side letter to (a) that certain Forward Purchase Agreement (the “Forward Purchase Agreement”), pursuant to which, among other things, NBOKS confirmed the allocation to the Company of $200,000,000 under the Forward Purchase Agreement and its agreement to, at Closing, subscribe for 20,000,000 New CCNB Class A Common Shares, and 3,750,000 Forward Purchase Warrants (as defined therein) and (b) certain Backstop Facility Agreement (the “Backstop Agreement”) whereby NBOKS agreed to, subject to the availability of capital it has committed to all special purpose acquisition companies sponsored by CC Capital Partners, LLC and NBOKS on a first come first serve basis and the other terms and conditions included therein, at Closing, subscribe for New CCNB Class A Common Shares to fund redemptions by shareholders of the Company in connection with the Getty Business Combination in an amount of up to $300,000,000 (clauses “(a)” and “(b),” collectively, the “NBOKS Side Letter”), which NBOKS Side Letter provides for the assignment of the Company’s obligations under the Forward Purchase Agreement and the Backstop Agreement to New CCNB to facilitate the Getty Business Combination.

On the Closing Date, New CCNB completed the issuance and sale of 20,000,000 New CCNB Class A Common Shares and 3,750,000 Forward Purchase Warrants to NBOKS for an aggregate purchase price of $200,000,000, in connection with the Forward Purchase Agreement, as amended by that certain side letter entered into by New CCNB, CCNB and NBOKS (the “NBOKS Side Letter”). On the Closing Date, NBOKS subscribed for 30,000,000 shares of New CCNB Class A Common Shares, for a purchase price of $10.00 per share and aggregate purchase price of $300,000,000, pursuant to the Backstop Agreement, as amended by the NBOKS Side Letter.

Prior to Getty Business Combination

All activity for the period from May 12, 2020 (inception) through June 30, 2022 relates to the Company’s formation and its initial public offering (“Initial Public Offering”), and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company has selected December 31 as its fiscal year end. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and investments from the proceeds derived from the Initial Public Offering.

GETTY IMAGES HOLDINGS, INC.

(f/k/a VECTOR HOLDING, LLC, A FORMER SUBSIDIARY OF
CC NEUBERGER PRINCIPAL HOLDINGS II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s sponsor is CC Neuberger Principal Holdings II Sponsor LLC, a Delaware limited liability company. The registration statement for the Initial Public Offering became effective on July 30, 2020. On August 4, 2020, the Company consummated the Initial Public Offering of 82,800,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), including the issuance of 10,800,000 Units as a result of the underwriters’ exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $828.0 million, and incurring offering costs of approximately $46.3 million, inclusive of approximately $29.0 million in deferred underwriting commissions (Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 18,560,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant, in a private placement to the Company’s Sponsor, generating gross proceeds to the Company of approximately $18.6 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $828.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants were placed in a trust account (“Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended (the “Investment Company Act”) which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust). However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The condensed consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 1, 2022.

GETTY IMAGES HOLDINGS, INC.

(f/k/a VECTOR HOLDING, LLC, A FORMER SUBSIDIARY OF
CC NEUBERGER PRINCIPAL HOLDINGS II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Risk and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of operations, financial position and cash flows may be materially adversely affected.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Going Concern

As of June 30, 2022, the Company had approximately $3,000 in its operating bank account and negative working capital of approximately $815,000.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, and a loan of approximately $267,000 pursuant to the Note issued to the Sponsor (Note 5). Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on September 10, 2020. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 5). On January 7, 2022, the Company issued an unsecured promissory note in the principal amount of $800,000 to the Sponsor as a Working Capital Loan (see Note 5). On May 18, 2022, the Company issued an additional unsecured promissory note in the principal amount of $50,000 to the Sponsor as a Working Capital Loan (see Note 5).

In connection with the Company's assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that if the Company is unable to complete a Business Combination by August 4, 2022, then the Company will cease all operations except for the purpose of liquidating. The Company consummated the Business Combination on the Closing Date, prior to the mandatory liquidation date of August 4, 2022, and as such the ability of company formerly known as CC Neuberger Principal Holdings II to continue as a going concern is no longer applicable. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 4, 2022.

GETTY IMAGES HOLDINGS, INC.

(f/k/a VECTOR HOLDING, LLC, A FORMER SUBSIDIARY OF
CC NEUBERGER PRINCIPAL HOLDINGS II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2-Summary of Significant Accounting Policies

Use of Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Investment Securities Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in unrealized gain (loss) on investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage of $250,000, and investments held in Trust Account. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the condensed consolidated balance sheets, except for derivative liabilities (see Note 10).

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

GETTY IMAGES HOLDINGS, INC.

(f/k/a VECTOR HOLDING, LLC, A FORMER SUBSIDIARY OF
CC NEUBERGER PRINCIPAL HOLDINGS II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Working Capital Loan

The Company has elected the fair value option to account for its working capital loan with its Sponsor as defined and more fully described in Note 5. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in the fair value of the conversion feature are recorded as change in value of working capital loan reflected in change in fair value of derivative liabilities on the condensed consolidated balance sheets and unaudited condensed consolidated statements of operations. The fair value of the conversion feature is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

The working capital loan is convertible into warrants upon a successful business combination at the option of the Sponsor. In the event of an unsuccessful business combination, the working capital loan is forgiven and expires worthless.

Non-current Accounts Payable and Accrued Expenses

Non-current accounts payable and accrued expenses include fees incurred with certain vendors where settlement or liquidation of amounts due is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Derivative Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company issued an aggregate of 20,700,000 redeemable warrants associated with Units issued to investors in our Initial Public Offering and the underwriters’ exercise of their overallotment option (the “Public Warrants”) and issued 18,560,000 Private Placement Warrants. In addition, the Company entered into a forward purchase agreement in connection with the Initial Public Offering which provides for the purchase by an affiliate of the Sponsor of up to $200,000,000 of units, with each unit consisting of one Class A ordinary share and three-sixteenths of one warrant to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, for a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of our initial Business Combination (the

GETTY IMAGES HOLDINGS, INC.

(f/k/a VECTOR HOLDING, LLC, A FORMER SUBSIDIARY OF
CC NEUBERGER PRINCIPAL HOLDINGS II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

“Forward Purchase Agreement”). All of the outstanding warrants and the Forward Purchase Agreement are recognized as derivative assets and liabilities in accordance with ASC 815.

In the event of an unsuccessful business combination, the warrants will expire worthless, with no cash settlement and the change in fair value adjusted through earnings.

For equity-linked contracts that are classified as assets or liabilities, the Company recognizes the fair value of the equity-linked contracts at each balance sheet date and records the change in the unaudited condensed consolidated statements of operations as a change in fair value of derivative liabilities. The Public Warrants were initially valued using a binomial lattice pricing model when the Public Warrants were not yet trading and did not have observable pricing and are now valued based on public market quoted prices. The Private Placement Warrants are valued using a binomial lattice pricing model when the warrants are subject to the make-whole table, or otherwise are valued using a Black-Scholes pricing model. The Forward Purchase Agreement is valued utilizing observable market prices for public shares and warrants, relative to the present value of contractual cash proceeds, each adjusted for the probability of executing a successful business combination. The assumptions used in preparing these models include estimates such as volatility, contractual terms, discount rates, dividend rate, expiration dates and risk-free rates.

The estimates used to calculate the fair value of the Company’s derivative assets and liabilities change at each balance sheet date based on the value of the Company’s stock price and other assumptions described above. If these assumptions change or there is significant volatility in the Company’s stock price or interest rates, the fair value calculated from one balance sheet period to the next could be materially different.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting discounts and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative liabilities are expensed as incurred, presented as non-operating expenses in the unaudited condensed consolidated statements of operations. Offering costs associated with issuance of the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 82,800,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheets.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of Class A ordinary shares subject to possible redemption resulted in charges against additional paid-in capital and accumulated deficit.

GETTY IMAGES HOLDINGS, INC.

(f/k/a VECTOR HOLDING, LLC, A FORMER SUBSIDIARY OF
CC NEUBERGER PRINCIPAL HOLDINGS II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Income Taxes

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

GETTY IMAGES HOLDINGS, INC.

(f/k/a VECTOR HOLDING, LLC, A FORMER SUBSIDIARY OF
CC NEUBERGER PRINCIPAL HOLDINGS II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net Income (Loss) Per Ordinary Share

The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 39,260,000 of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share because their exercise is contingent upon future events and inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022		June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$24,214,413	$7,515,826	$37,202,847	$11,547,260

Denominator:
Basic and diluted weighted average common shares outstanding	82,800,000	25,700,000	82,800,000	25,700,000

Basic and diluted net income per common share	$0.29	$0.29	$0.45	$0.45

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021		June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss (income)	$(5,952,512)	$(1,847,579)	$14,943,417	$4,638,235

Denominator:
Basic and diluted weighted average common shares outstanding	82,800,000	25,700,000	82,800,000	25,700,000

Basic and diluted net loss (income) per common share	$(0.07)	$(0.07)	$0.18	$0.18

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the Company’s unaudited condensed consolidated financial statements.

Note 3-Initial Public Offering

On August 4, 2020, the Company consummated the Initial Public Offering of 82,800,000 Units, including the issuance of 10,800,000 Units as a result of the underwriters’ exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $828.0 million, and incurring offering costs of approximately $46.3 million, inclusive of approximately $29.0 million in deferred underwriting commissions. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

GETTY IMAGES HOLDINGS, INC.

(f/k/a VECTOR HOLDING, LLC, A FORMER SUBSIDIARY OF
CC NEUBERGER PRINCIPAL HOLDINGS II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Each Unit consists of one Class A ordinary share and one-fourth of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

Note 4-Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 18,560,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, to the Company’s Sponsor, generating gross proceeds to the Company of approximately $18.6 million.

Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. Certain proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company did not complete a Business Combination by August 4, 2022, the Private Placement Warrants would have expired worthless. The Private Placement Warrants are non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Note 5-Related Party Transactions

Founder Shares

On May 19, 2020, the Company issued 7,875,000 Class B ordinary shares to the Sponsor (the “Founder Shares”) in exchange for a capital contribution of $25,000. On July 15, 2020, the Company effected a share capitalization resulting in the Sponsor holding an aggregate of 22,250,000 Founder Shares. Subsequent to this share capitalization, in July 2020, the Sponsor transferred 40,000 Founder Shares to each of Joel Alsfine and James Quella, the independent directors. In June 2021, the Sponsor transferred 40,000 Founder Shares to Jonathan Gear, an independent director. On July 30, 2020, the Company effected a share capitalization resulting in the Initial Shareholders holding an aggregate of 25,700,000 Founder Shares, including up to 2,700,000 shares were subject to forfeiture to the Company for no consideration to the extent that the option to purchase additional units is not exercised in full or in part, so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding shares after the Initial Public Offering plus the number of Class A ordinary shares to be sold pursuant to any forward purchase agreement entered into in connection with the Initial Public Offering (the “Forward Purchase Agreement”). All shares and the associated amounts have been retroactively restated to reflect the share capitalizations. On August 4, 2020, the underwriters fully exercised the over-allotment option; thus, no Founder Shares are currently subject to forfeiture.

The Initial Shareholders have agreed not to transfer, assign or sell, subject to certain limited exceptions, any of their Founder Shares until the earlier to occur of: (i) one year after the completion of a initial Business Combination and (ii) subsequent to a initial Business Combination (x) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property or (y) if the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a initial Business Combination. Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Shareholders with respect to any Founder Shares.

Related Party Loans

On May 19, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. As of August 4, 2020, the Company borrowed approximately $267,000 under the Note. The Company fully repaid the Note on September 10, 2020.

GETTY IMAGES HOLDINGS, INC.

(f/k/a VECTOR HOLDING, LLC, A FORMER SUBSIDIARY OF
CC NEUBERGER PRINCIPAL HOLDINGS II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022, $850,000 was drawn on the Working Capital Loan, presented at its fair value of approximately $1.1 million on the accompanying unaudited condensed consolidated balance sheet. The Company received proceeds of $290,000 and the remaining $560,000 was used for business combination related expenses, paid by the Sponsor on behalf of the Company. As of December 31, 2021, there were no amounts outstanding on the Working Capital Loan.

Administrative Support Agreement

Commencing on the effective date of the registration statement on Form S-1 related to the Initial Public Offering through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company reimburses the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $20,000 per month. The Company incurred approximately $60,000 in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations for both the three months ended June 30, 2022 and 2021. The Company incurred approximately $120,000 in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations for both the six months ended June 30, 2022 and 2021.  As of June 30, 2022 and December 31, 2021, $470,000 and $340,000, respectively, was included in accrued expenses - related party in the accompanying condensed consolidated balance sheets.

Forward Purchase Arrangement

In connection with the consummation of the Initial Public Offering, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with Neuberger Berman Opportunistic Capital Solutions Master Fund LP (“NBOKS”), a member of our Sponsor, which provided for the purchase of up to $200,000,000 of units, with each unit consisting of one Class A ordinary share and three-sixteenths of one warrant to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, for a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of our initial business combination. The Forward Purchase Agreement allowed NBOKS to be excused from its purchase obligation in connection with a specific business combination if NBOKS did not have sufficient committed capital allocated to the Forward Purchase Agreement to fulfill its funding obligations under such forward purchase agreement in respect of such business combination. The obligations under the Forward Purchase Agreement did not depend on whether any Class A ordinary shares were redeemed by our public shareholder.

Note 6-Commitments and Contingencies

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration and shareholder rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

GETTY IMAGES HOLDINGS, INC.

(f/k/a VECTOR HOLDING, LLC, A FORMER SUBSIDIARY OF
CC NEUBERGER PRINCIPAL HOLDINGS II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the prospectus to purchase up to 10,800,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On August 4, 2020, the underwriters fully exercised the over-allotment option.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $16.6 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred underwriting commission of $0.35 per unit, or approximately $29.0 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Deferred Legal Fees

The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer their fees until the closing of the initial Business Combination. As of June 30, 2022 and December 31, 2021, the Company recorded an aggregate of $5.9 million and $3.9 million, respectively, in connection with such arrangement non-current accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Note 7 — Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 82,800,000 Class A ordinary shares outstanding, all of which were subject to possible redemption and classified outside of permanent equity in the accompanying condensed consolidated balance sheets.

The Class A ordinary shares issued in the Initial Public Offering were recognized in Class A ordinary shares subject to possible redemption as recorded outside of permanent equity as follows:

Gross Proceeds	$828,000,000
Less:
Offering costs allocated to Class A shares subject to possible redemption	(46,345,787)
Proceeds allocated to Public Warrants at issuance	(27,128,720)
Plus:
Accrection on Class A ordinary shares subject to possible redemption amount	73,474,507
Class A ordinary shares subject to possible redemption at December 31, 2021	828,000,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	1,805,195
Class A ordinary shares subject to possible redemption at June 30, 2022	$829,805,195

GETTY IMAGES HOLDINGS, INC.

(f/k/a VECTOR HOLDING, LLC, A FORMER SUBSIDIARY OF
CC NEUBERGER PRINCIPAL HOLDINGS II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8-Shareholders’ Equity (Deficit)

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 82,800,000 Class A ordinary shares issued or outstanding. All Class A ordinary shares subject to possible redemption have been classified as temporary equity (see Note 7).

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On May 19, 2020, 7,875,000 Class B ordinary shares were issued to the Sponsor. On July 15, 2020, the Company effected a share capitalization resulting in the Sponsor holding an aggregate of 22,250,000 Class B ordinary shares. Subsequent to this share capitalization, in July 2020, the Sponsor transferred 40,000 Class B ordinary shares to each of Joel Alsfine and James Quella, the independent director nominees. On July 30, 2020, the Company effected a share capitalization resulting in the Initial Shareholders holding an aggregate of 25,700,000 Class B ordinary shares. All shares and the associated amounts have been retroactively restated to reflect the share capitalizations. Of the 25,700,000 Class B ordinary shares, an aggregate of up to 2,700,000 shares were subject to forfeiture to the Company for no consideration to the extent that the option to purchase additional units is not exercised in full or in part, so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding shares after the Initial Public Offering plus the number of Class A ordinary shares to be sold pursuant to any Forward Purchase Agreement. On August 4, 2020, the underwriters fully exercised the over-allotment option; thus, no Class B ordinary shares are currently subject to forfeiture. On June 8, 2021, the Sponsor transferred 40,000 Founder Shares to Jonathan Gear, a newly appointed independent director. As of June 30, 2022 and December 31, 2021, there were 25,700,000 Class B ordinary shares issued or outstanding.

Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination, or earlier at the option of the holder thereof, on a one-for-one basis. However, if additional Class A ordinary shares or any other equity-linked securities (as defined below) are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as converted basis, 20% of the sum of (i) the total number of ordinary shares outstanding upon completion of the Initial Public Offering plus (ii) the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination (including any Class A ordinary shares to be sold pursuant to a Forward Purchase Agreement, but not any warrants sold pursuant to a Forward Purchase Agreement), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor upon conversion of Working Capital Loans, provided that such conversion of Class B ordinary shares will never occur on a less than one-for-one basis. Any conversion of Class B ordinary shares described herein will take effect as a redemption of Class B ordinary shares and an issuance of Class A ordinary shares as a matter of Cayman Islands law.

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Note 9-Derivative Liabilities

Warrants:

As of June 30, 2022 and December 31, 2021, the Company had 20,700,000 Public Warrants and 18,560,000 Private Placement Warrants outstanding.

GETTY IMAGES HOLDINGS, INC.

(f/k/a VECTOR HOLDING, LLC, A FORMER SUBSIDIARY OF
CC NEUBERGER PRINCIPAL HOLDINGS II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed to use its commercially reasonable efforts to file with the SEC a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, to cause the same to become effective within 60 business days following the closing of the initial Business Combination, and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company has failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that (1) the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (2) the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees, (3) the Sponsor, or its permitted transferees, has the option to exercise the Private Placement Warrants on a cashless basis and (4) any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the Private Placement Warrants will require a vote of holders of at least 50% of the number of the then outstanding Private Placement Warrants. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

The Company may redeem the Public Warrants (but not the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the last reported sale price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like).

If the Company calls the Public Warrants for redemption as described above, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

GETTY IMAGES HOLDINGS, INC.

(f/k/a VECTOR HOLDING, LLC, A FORMER SUBSIDIARY OF
CC NEUBERGER PRINCIPAL HOLDINGS II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Commencing 90 days after the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants (but not the Private Placement Warrants):

●	in whole and not in part;
●	at $0.10 per warrant provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the agreed table based on the redemption date and the “fair market value” of the Class A ordinary shares (as defined below);
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The “fair market value” of the Class A ordinary shares shall mean the average last reported sale price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

The exercise price and number of Class A ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share capitalization, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants shares. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Forward purchase agreement

The Forward Purchase Agreement provides for the purchase of up to $200,000,000 of units, with each unit consisting of one Class A ordinary share (the “Forward Purchase Shares”) and three-sixteenths of one warrant to purchase one Class A ordinary share at $11.50 per share (the “Forward Purchase Warrants”), for a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of the initial Business Combination.

GETTY IMAGES HOLDINGS, INC.

(f/k/a VECTOR HOLDING, LLC, A FORMER SUBSIDIARY OF
CC NEUBERGER PRINCIPAL HOLDINGS II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10-Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, respectively, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

June 30, 2022

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$—	$—	$—

Liabilities:
Derivative warrant liabilities – Public Warrants	$9,522,000	$—	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$—	$23,200,000
Derivative liabilities - Forward Purchase Agreement	$—	$—	$1,686,000
Working capital loan	$—	$—	$1,065,000

December 31, 2021

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$778,445,880	$—	$—

Liabilities:
Derivative warrant liabilities – Public Warrants	$28,152,000	$—	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$—	$54,380,800
Derivative liabilities - Forward Purchase Agreement	$—	$—	$3,343,000
Working capital loan	$—	$—	$—

(1) - Excludes $829,899,170 of investments in two open-ended money market funds and $50,150,712 of investments in one open-ended money market fund, in which the Company uses NAV as a practical expedient to fair value at June 30, 2022 and December 31, 2021, respectively. In addition, it excludes $6,025 and $19,960 in cash at June 30, 2022 and December 31, 2021, respectively.

Level 1 assets include investments in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the six months ended June 30, 2022.

The fair value of the Public Warrants and the Private Placement Warrants were initially measured at fair value using a binomial / lattice model for the Public Warrants and a Black-Scholes option pricing model for the Private Placement Warrants. The fair value of Public Warrants have been subsequently measured based on the listed market price of such warrants, a Level 1 measurement, since September 2020. The Company’s Private Placement Warrants are valued using a binomial lattice pricing model when the warrants are subject to the make-whole table, or otherwise are valued using a Black-Scholes pricing model. The Company’s working capital loan is valued using a Monte Carlo simulation analysis on the convertible feature and a present value of the host contract. The company’s Forward

GETTY IMAGES HOLDINGS, INC.

(f/k/a VECTOR HOLDING, LLC, A FORMER SUBSIDIARY OF
CC NEUBERGER PRINCIPAL HOLDINGS II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Purchase Agreement is valued utilizing observable market prices for public shares and warrants, relative to the present value of contractual cash proceeds, each adjusted for the probability of executing a successful business combination. For the three months ended June 30, 2022 and 2021, the Company recognized a benefit/(charge) to the unaudited condensed statements of operations resulting from a change in the fair value of derivative liabilities of approximately $32.2 million and ($7.0 million), respectively, presented as change in fair value of derivative liabilities in the accompanying unaudited condensed consolidated statements of operations. For the six months ended June 30, 2022 and 2021, the Company recognized a benefit/(charge) to the statements of operations resulting from a change in the fair value of derivative liabilities of approximately $51.3 million and $20.5 million, respectively, presented as change in fair value of derivative liabilities in the accompanying unaudited condensed consolidated statements of operations.

A reconciliation of the Level 3 derivative liabilities is summarized below:

Warrant liabilities at December 31, 2021 - Level 3 measurements	$57,723,800
Change in fair value of warrant liabilities	(31,180,800)
Change in fair value of forward purchase agreement	(1,657,000)
Warrant liabilities at June 30, 2022 - Level 3 measurements	$24,886,000

Balance as of December 31, 2020	$51,338,600
Change in fair value of warrant liabilities	(2,969,600)
Change in fair value of forward purchase agreements	(9,706,000)
Balance as of June 30, 2021	$38,663,000

The change in the fair value of the working capital loan measured with Level 3 inputs for the six months ended June 30, 2022 is summarized as follows:

Fair value at December 31, 2021	$—
Initial proceeds from working capital loan	850,000
Change in fair value of working capital loan	215,000
Fair value of working capital loan at June 30, 2022	$1,065,000

The valuation methodologies for the Private Placement Warrants, Working Capital Loan and Forward Purchase Agreement included in derivative liabilities include certain significant unobservable inputs, resulting in such valuations to be classified as Level 3 in the fair value measurement hierarchy. The methodologies include a probability of a successful business combination, which was originally determined to be 80% as of December 31, 2020 but was increased to 90% as of December 31, 2021 and June 30, 2022. The warrant valuation models also include expected volatility, which differ between public and private placement warrants and can vary further depending on where the Company stands in identifying a business combination target. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since September 2020. For public warrants and when such warrants are not yet trading and we do not have observed pricing in public markets, we assume a volatility based on research on SPAC warrants and the implied volatilities shortly after they start trading. Prior to the announcement of a proposed business combination, the Company assumed a volatility for the Private Placement Warrants based on the median volatility of the Russell 3000 constituents. After the announcement of a proposed business combination, the valuation estimate assumes an equal weighting of volatility based on (a) the volatility of the target company's peer group and (b) the implied volatility of the Public Warrants issued by the Company.

GETTY IMAGES HOLDINGS, INC.

(f/k/a VECTOR HOLDING, LLC, A FORMER SUBSIDIARY OF
CC NEUBERGER PRINCIPAL HOLDINGS II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide quantitative information regarding Level 3 fair value measurement inputs at the measurement dates:

	As of June 30,	As of December 31,
Private Warrants	2022	2021
Stock price	$9.99	$9.90
Volatility	15.0%	40.0%
Expected life of the options to convert	5.1	5.3
Risk-free rate	3.0%	1.3%
Dividend yield	0.0%	0.0%

	As of June 30,	As of December 31,
Forward Purchase Agreements	2022	2021
Stock price	$9.99	$9.90
Probability of closing	90.0%	90.0%
Discount term	0.1	0.3
Risk-free rate	1.3%	0.1%
Dividend yield	0.0%	0.0%

	As of June 30,	As of December 31,
Working Capital Loan	2022	2021
Stock price	$9.99	$—
Annual equity volatility	15.0%	—
Expected life of the options to convert	5.0	—
Risk-free rate	3.0%	—
Dividend yield	0.0%	—
Probability of merger closing	90.0%	—

Note 11-Subsequent Events

Other than an described below, management has evaluated subsequent events to determine if events or transactions occurring through the date the unaudited condensed consolidated financial statements were issued, require potential adjustment to or disclosure in the unaudited condensed consolidated financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

On July 22, 2022, the parties to the Business Combination Agreement completed the Business Combination (See Note 1). Holders of 82,291,689 shares of the Company’s Class A Ordinary Shares sold in its initial public offering exercised their right to redeem those shares for cash at a price of approximately $10.03 per share, for an aggregate of approximately $825.2 million. The per share redemption price of approximately $10.03 for public shareholders electing redemption was paid out of the Trust Account. The Forward Purchase Agreement was fully exercised in the amount of $200,000,000 (see Note 1).  The Working Capital Loan was repaid in cash by New CCNB to the Sponsor as part of the Closing. For more information regarding the Getty Business Combination, see Getty Images’ Current Report on Form 8-K filed on July 28, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to CC Neuberger Principal Holdings II. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We were incorporated on May 12, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”).Our sponsor is CC Neuberger Principal Holdings II Sponsor LLC, a Delaware limited liability company (our “Sponsor”).

We completed our initial public offering (the “Initial Public Offering”) on August 4, 2020 and completed our Business Combination on July 22, 2022 as described below.

Recent Developments

On December 9, 2021, the Company, New CCNB, Domestication Merger Sub, G Merger Sub 1, G Merger Sub 2, Griffey Global, and solely for limited purposes expressly set forth therein, the Partnership, entered into the Business Combination Agreement (each as defined in Note 1 to the unaudited financial statements included herein). On July 22, 2022, the parties consummated the transactions contemplated by the Business Combination Agreement. See Note 1 to the unaudited consolidated financial statements included herein for more information.

Results of Operations

Our entire activity since inception through June 30, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities, working capital loan and forward purchase agreements at each reporting period.

For the three months ended June 30, 2022, we had net income of approximately $31.7 million, which consisted of a gain of $32.2 million from the change in fair value of the derivative liabilities and approximately $1.1 million on investments held in Trust Account, partially offset by approximately $1.5 million in general and administrative costs.

For the three months ended June 30, 2021, we had net loss of approximately $7.8 million, which consisted of a loss of $7.0 million from the change in fair value of the derivative liabilities, approximately $801,000 in general and administrative costs and a loss of approximately $5,000 on investments held in Trust Account.

For the six months ended June 30, 2022, we had net income of approximately $48.8 million, which consisted of a gain of $51.3 million from the change in fair value of the derivative liabilities and approximately $1.3 on investments held in Trust Account, partially offset by approximately $3.8 million in general and administrative costs.

For the six months ended June 30, 2021, we had net income of approximately $19.6 million, which consisted of a gain of approximately $20.5 million from the change in fair value of the derivative liabilities and approximately $135,000 of investment income on Trust Account, partially offset by approximately $1.1 million in general and administrative costs.

Going Concern

As of June 30, 2022, we had approximately $3,000 in our operating bank account and negative working capital of approximately $815,000.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through the payment of $25,000 from our Sponsor to cover for certain expenses on our behalf in exchange for the issuance of the founder shares, and a loan of approximately $267,000 pursuant to a note agreement issued to our Sponsor (the “Note”). Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on September 10, 2020. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us Working Capital Loans. On January 7, 2022, we issued an unsecured promissory note in the principal amount of $800,000 to the Sponsor as a Working Capital Loan. On May 18, 2022, we issued an additional unsecured promissory note in the principal amount of $50,000 to the Sponsor as a Working Capital Loan.

In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” we determined that if the Company did not complete a Business Combination by August 4, 2022, then the Company would cease all operations except for the purpose of liquidating. The Company consummated the Business Combination on the Closing Date, prior to the mandatory liquidation date of August 4, 2022, and as such the ability of company formerly known as CC Neuberger Principal Holdings II to continue as a going concern is no longer applicable. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 4, 2022.

We continue to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the condensed consolidated balance sheets. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration and shareholder rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the prospectus to purchase up to 10,800,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On August 4, 2020, we closed the issuance of such additional Units pursuant to the underwriters’ full exercise of the over-allotment option.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $16.6 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred underwriting commission of $0.35 per unit, or approximately $29.0 million in the aggregate. The deferred underwriting commission will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Administrative Support Agreement

Commencing on the effective date of the registration statement on Form S-1 related to the Initial Public Offering through the earlier of consummation of the initial Business Combination and the Company’s liquidation, we reimburse the Sponsor for office space, secretarial and administrative services provided to us in the amount of $20,000 per month. We incurred approximately $60,000 in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations for both the three months ended June 30, 2022 and 2021. We incurred approximately $120,000 in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations for both the six months ended June 30, 2022 and 2021.  As of June 30, 2022 and December 31, 2021, $460,000 and $340,000, respectively, was included in accrued expenses - related party in the accompanying condensed consolidated balance sheets.

Forward Purchase Arrangement

In connection with the consummation of the Initial Public Offering, the Company entered into the Forward Purchase Agreement with Neuberger Berman Opportunistic Capital Solutions Master Fund LP (“NBOKS”), a member of our Sponsor, which will provide for the purchase of up to $200,000,000 of units, with each unit consisting of one Class A ordinary share and three-sixteenths of one warrant to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, for a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of our initial business combination. The obligations under the Forward Purchase Agreement will not depend on whether any Class A ordinary shares are redeemed by our public shareholder.

Deferred Legal Fees

The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer their fees until the closing of a Business Combination. As of June 30, 2022 and December 31, 2021, the Company recorded an aggregate of $5.9 million and $3.9 million, respectively, in connection with such arrangement as non-current accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has identified the following as its critical accounting policies:

Working Capital Loan

We have elected the fair value option to account for our Working Capital Loan with our Sponsor. As a result of applying the fair value option of the conversion feature, we record each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of Working Capital Loan on the unaudited condensed consolidated statement of operations. The fair value of the conversion feature is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

Derivative Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”).The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued an aggregate of 20,700,000 warrants associated with Units issued to investors in our Initial Public Offering and the underwriters’ exercise of their overallotment option (the “Public Warrants”) and we issued 18,560,000 Private Placement Warrants. In addition, we entered into a forward purchase agreement in connection with the Initial Public Offering which provides for an affiliate of our Sponsor to purchase of up to $200,000,000 of units, with each unit consisting of one Class A ordinary share and three-sixteenths of one warrant to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, for a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of our initial Business Combination (the “Forward Purchase Agreement”). All of our outstanding warrants and the Forward Purchase Agreement are recognized as derivative assets and liabilities in accordance with ASC 815.

For equity-linked contracts that are classified as assets or liabilities, we record the fair value of the equity-linked contracts at each balance sheet date and record the change in the statements of operations as a (gain) loss on change in fair value of derivative liabilities. Our Public Warrants were initially valued using a binomial lattice pricing model when the Public Warrants were not yet trading and did not have observable pricing and are now valued based on public market quoted prices. Our Private Placement Warrants are valued using a binomial lattice pricing model when the warrants are subject to the make-whole table, or otherwise are valued using a Black-Scholes pricing model. Our Forward Purchase Agreement is valued utilizing observable market prices for public shares and warrants, relative to the present value of contractual cash proceeds, each adjusted for the probability of executing a successful business combination. The assumptions used in preparing these models include estimates such as volatility, contractual terms, discount rates, dividend rate, expiration dates and risk-free rates.

The estimates used to calculate the fair value of our derivative assets and liabilities change at each balance sheet date based on our stock price and other assumptions described above. If our assumptions change or we experience significant volatility in our stock price or interest rates, the fair value calculated from one balance sheet period to the next could be materially different.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 82,800,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheets.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which, resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Ordinary Share

We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 39,260,000, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2022 and 2021. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022 (the “Evaluation Date”). Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of June 30, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We previously identified a material weakness in 2021 related to our control around the interpretation and accounting for certain complex financial instruments that was not effectively designed or maintained. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We designed and implemented new controls to remediate the control. We have expanded and improved our processes to ensure that the nuances of such transactions were effectively evaluated in the context of increasingly complex accounting standards. Based on the actions taken, as well as the evaluation of the design of the new controls, we concluded that the controls were operating effectively as of June 30, 2022. As a result, management concluded that the material weakness was remediated as of June 30, 2022.

Changes in Internal Control over Financial Reporting

Other than as described herein, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the period ended December 31, 2021 as filed with the SEC on March 1, 2022, the Company’s and Vector Holding, LLC’s prospectus/proxy statement filed with the SEC on July 1, 2022, and the Getty Images Holdings, Inc.’s Form S-1 registration statement filed with the SEC on August 9, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 12, 2022		GETTY IMAGES HOLDINGS, INC.

	By:	/s/ Jennifer Leyden
	Name:	Jennifer Leyden
	Title:	Chief Financial Officer