Form 10-Q
period 2022-09-30
Getty Images Holdings, Inc.
filed 2022-11-14
CIK 1898496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

GETTY IMAGES HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	001-41453 (Commission File Number)	87-3764229 (I.R.S. Employer Identification Number)

605 5th Ave S. Suite 400

Seattle, WA 98104

(Address of principal executive offices)(Zip Code)

(206) 925-5000

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	GETY	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 10, 2022, 394,771,254 shares of Class A common stock, par value $0.0001 per share of Getty Images Holdings, Inc. were issued and outstanding.

GETTY IMAGES HOLDINGS, INC.

Form 10-Q

		Page No.
PART I. FINANCIAL INFORMATION
Cautionary Note Regarding Forward-Looking Statements
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	1
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021	2
	Condensed Consolidated Statements of Comprehensive (Loss) Income for the Three and Nine Months Ended September 30, 2022 and 2021	3
	Condensed Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2022 and 2021	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	46

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	47
Item 6.	Exhibits	48
Signatures		49

i

PART I – FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements for purposes of the safe harbor provisions under the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of the words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “would,” “plan,” “project,” “forecast,” “predict,” “potential,” “seem,” “seek,” “future,” “outlook,” “target” or similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding estimates and forecasts of other financial and performance metrics and projections of market opportunity. These statements are based on various assumptions, whether or not identified in this report, and on the current expectations of our management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond our control.

These forward-looking statements are subject to a number of risks and uncertainties, including:

●	our inability to continue to license third-party content and offer relevant quality and diversity of content to satisfy customer needs;
●	our ability to attract new customers and retain and motivate an increase in spending by its existing customers;
●	the user experience of our customers on our website;
●	the extent to which we are able to maintain and expand the breadth and quality of our content library through content licensed from third-party suppliers, content acquisitions and imagery captured by its staff of inhouse photographers;
●	the mix of and basis upon which we license our content, including the price-points at, and the license models and purchase options through, which we license our content;
●	the risk that we operate in a highly competitive market;
●	the risk that we are unable to successfully execute its business strategy;
●	our inability to effectively manage our growth;
●	the risk that we may lose the right to use “Getty Images” trademarks;
●	our inability to evaluate our future prospects and challenges due to evolving markets and customers’ industries;
●	the risk that our operations in and continued expansion into international markets bring additional business, political, regulatory, operational, financial and economic risks;
●	the inability to expand our operations into new products, services and technologies and to increase customer and supplier awareness of new and emerging products and services;
●	the loss of and inability to attract and retain key personnel that could negatively impact our business growth;
●	the inability to protect the proprietary information of customers and networks against security breaches and protect and enforce intellectual property rights;
●	our reliance on third parties;
●	the risk that an increase in government regulation of the industries and markets in which we operate could negatively impact our business;
●	the impact of worldwide and regional political, military or economic conditions, including declines in foreign currencies in relation to the value of the U.S. dollar, hyperinflation, higher interest rates, devaluation and significant political or civil disturbances in international markets where we conduct business;
●	the risk that claims, lawsuits and other proceedings that have been, or may be, instituted against us or our predecessors could adversely affect our business;
●	the inability to maintain the listing of our Class A common stock on the New York Stock Exchange;
●	the risk that the COVID-19 pandemic and efforts to reduce its spread impacts our business, financial condition, cash flows and operation results more significantly than currently expected;
●	the ability to recognize the anticipated benefits of our business combination with CC Neuberger Principal Holdings II, which may be affected by, among other things, competition and our ability to grow our business and manage growth profitably;
●	changes in applicable laws or regulations;
●	risks associated with our reliance on information technology in critical areas of our operations;
●	costs related to operating as a public company; and

●	those factors discussed under the heading “Risk Factors” in our Registration Statement on Form S-1 (File No. 333-266686), declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on September 15, 2022 (the “S-1 Registration Statement”), and in our other filings with the SEC.

If any of these risks materialize or our assumptions prove incorrect, actual results could differ materially from the results implied by these forward-looking statements.

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described under the heading “Risk Factors” in the S-1 Registration Statement and in our other filings with the SEC. The risks described under the heading “Risk Factors” in the S-1 Registration Statement are not exhaustive. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In addition, the statements of belief and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us, as applicable, as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

GETTY IMAGES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

(unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$71,869	$186,301
Restricted cash	4,533	5,228
Accounts receivable – net of allowance of $5,983 and $5,946	124,509	143,362
Prepaid expenses	11,864	12,778
Taxes receivable	2,644	11,992
Other current assets	8,986	15,368
Total current assets	224,405	375,029
PROPERTY AND EQUIPMENT – NET	163,659	170,896
RIGHT OF USE ASSETS	48,318	—
GOODWILL	1,497,843	1,503,245
IDENTIFIABLE INTANGIBLE ASSETS – NET	408,743	478,852
DEFERRED INCOME TAXES – NET	7,785	8,893
OTHER LONG-TERM ASSETS	50,257	41,092
TOTAL	$2,401,010	$2,578,007
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$89,443	$94,993
Accrued expenses	48,339	66,569
Income taxes payable	1,307	10,502
Short-term debt – net	—	6,481
Deferred revenue	163,220	167,550
Total current liabilities	302,309	346,095
LONG-TERM DEBT – NET	1,392,422	1,750,990
LEASE LIABILITIES	47,252	—
DEFERRED INCOME TAXES – NET	43,960	24,595
UNCERTAIN TAX POSITIONS	37,355	42,701
OTHER LONG-TERM LIABILITIES	7,424	26,961
Total liabilities	1,830,722	2,191,342
Commitments and contingencies (Note 12)
REDEEMABLE PREFERRED STOCK:
Redeemable Preferred Stock, $0.01 par value, 900,000 shares authorized, 677,484 shares outstanding at December 31, 2021 (aggregate liquidation preference of $685,350). No shares were issued or outstanding at September 30, 2022.	—	685,350
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Stock, $0.0001 par value; 1.0 million shares authorized; no shares issued and outstanding as of September 30, 2022 and December 31, 2021.	—	—
Class A common stock, $0.0001 par value: 2.0 billion shares authorized; 394.8 million shares issued and outstanding as of September 30, 2022 and 196.1 million shares issued and outstanding as of December 31, 2021	39	20
Class B common stock, $0.0001 par value: 5.1 million shares authorized; no shares issued and no shares outstanding as of September 30, 2022 and December 31, 2021.	—	—
Additional paid-in capital	1,926,489	935,082
Accumulated deficit	(1,259,427)	(1,203,440)
Accumulated other comprehensive loss	(145,182)	(78,403)
Total Getty Images Holdings, Inc. stockholders’ equity (deficit)	521,919	(346,741)
Noncontrolling interest	48,369	48,056
Total stockholders’ equity (deficit)	570,288	(298,685)
TOTAL	$2,401,010	$2,578,007

See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
REVENUE	$230,474	$237,021	$694,778	$679,635

OPERATING EXPENSE:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	64,040	62,598	191,052	183,142
Selling, general and administrative expenses	91,571	94,459	280,255	273,929
Depreciation	12,407	12,720	37,298	38,551
Amortization	11,566	12,471	35,676	37,025
Other operating expense (income) – net	532	(223)	4,096	(373)
Operating expense	180,116	182,025	548,377	532,274
INCOME FROM OPERATIONS	50,358	54,996	146,401	147,361

OTHER EXPENSE, NET:
Interest expense	(29,397)	(31,006)	(88,983)	(92,173)
Gain on fair value adjustment for swaps and foreign currency exchange contract – net	5,672	3,728	22,777	12,493
Unrealized foreign exchange gains – net	33,671	14,243	71,905	26,922
Loss on extinguishment of debt	(2,693)	—	(2,693)	—
Net loss on fair value adjustment for warrant liabilities	(161,339)	—	(161,339)	—
Other non-operating (expense) income – net	(3,763)	157	(3,408)	457

Total other expense – net	(157,849)	(12,878)	(161,741)	(52,301)
(LOSS) INCOME BEFORE INCOME TAXES	(107,491)	42,118	(15,340)	95,060
INCOME TAX EXPENSE	(10,625)	(8,489)	(38,974)	(19,162)

NET (LOSS) INCOME	(118,116)	33,629	(54,314)	75,898
Less:
Net (loss) income attributable to noncontrolling interest	(62)	113	313	254
Premium on early redemption of Redeemable Preferred Stock	26,678	—	26,678	—
Redeemable Preferred Stock dividend	4,666	18,227	43,218	52,653
NET (LOSS) INCOME ATTRIBUTABLE TO GETTY IMAGES HOLDINGS, INC.	$(149,398)	$15,289	$(124,523)	$22,991

Net (loss) income per share attributable to Class A Getty Images Holdings, Inc. common stockholders:
Basic	$(0.47)	$0.08	$(0.52)	$0.12
Diluted	$(0.51)	$0.08	$(0.59)	$0.12

Weighted-average Class A common shares outstanding:
Basic	318,152,726	196,082,512	237,235,059	196,082,512
Diluted	323,337,894	197,523,619	238,963,448	197,238,936

See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
NET (LOSS) INCOME	(118,116)	33,629	(54,314)	75,898
OTHER COMPREHENSIVE LOSS:
Net foreign currency translation adjustment losses	(33,416)	(13,529)	(66,779)	(22,284)
COMPREHENSIVE (LOSS) INCOME	(151,532)	20,100	(121,093)	53,614
Less: Comprehensive (loss) gain attributable to noncontrolling interest	(61)	114	313	253
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO GETTY IMAGES HOLDINGS, INC.	$(151,471)	$19,986	$(121,406)	$53,361

See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands except share amounts)

(unaudited)

										Total
									Accumulated	Getty Images
	Redeemable						Additional		Other	Holdings, Inc.		Total
	Preferred Stock		Class A Common Stock		Class B Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)	Interest	Equity (Deficit)
BALANCE — December 31, 2021	677,484	$685,350	153,313,505	$1,533	—	$—	$933,569	$(1,203,440)	$(78,403)	$(346,741)	$48,056	$(298,685)
Retroactive application of recapitalization			42,781,797	(1,513)			1,513			—		—
BALANCE — December 31, 2021, after effect of recapitalization (Note 3)	677,484	$685,350	196,095,302	$20	—	$—	$935,082	$(1,203,440)	$(78,403)	$(346,741)	$48,056	$(298,685)
Net loss								24,899		24,899	208	25,107
Other comprehensive income	—	—	—	—	—	—	—	—	(3,878)	(3,878)	(1)	(3,879)
Cumulative effect of accounting change- adoption of ASU 2019-12 (see Note 2)	—	—	—	—	—	—	—	(1,360)	—	(1,360)	—	(1,360)
Issuance of common stock in connection with option exercises	—	—	11,991	—	—	—	29	—	—	29	—	29
Equity-based compensation activity	—	—	—	—	—	—	1,741	—	—	1,741	—	1,741
Redeemable Preferred Stock dividend	18,631	18,847	—	—	—	—	(18,847)	—	—	(18,847)	—	(18,847)
BALANCE — March 31, 2022	696,115	$704,197	196,107,293	$20	—	$—	$918,005	$(1,179,901)	$(82,281)	$(344,157)	$48,263	$(295,894)
Net loss	—	—	—	—	—	—	—	38,528	—	38,528	167	38,695
Other comprehensive income	—	—	—	—	—	—	—	—	(29,485)	(29,485)	—	(29,485)
Equity-based compensation activity	—	—	—	—	—	—	1,390	—	—	1,390	—	1,390
Redeemable Preferred Stock dividend	19,478	19,705	—	—	—	—	(19,705)	—	—	(19,705)	—	(19,705)
BALANCE — June 30, 2022	715,593	$723,902	196,107,293	$20	—	$—	$899,690	$(1,141,373)	$(111,766)	$(353,429)	$48,430	$(304,999)
Net loss	—	—	—	—	—	—	—	(118,054)	—	(118,054)	(62)	(118,116)
Other comprehensive income	—	—	—	—	—	—	—	—	(33,416)	(33,416)	1	(33,415)
Issuance of common stock in connection with option exercises	—	—	1,555,961	—	—	—	120	—	—	120	—	120
Common shares withheld for settlement of taxes in connection with equity-based compensation	—	—	(679,914)	—	—	—	(6,267)	—	—	(6,267)	—	(6,267)
Equity-based compensation activity	—	—	—	—	—	—	2,806	—	—	2,806	—	2,806
Redeemable Preferred Stock dividend	—	4,666	—	—	—	—	(4,666)	—	—	(4,666)	—	(4,666)
Premium on early redemption of Redeemable Preferred Stock	—	26,678	—	—	—	—	(26,678)	—	—	(26,678)	—	(26,678)
Redemption of Redeemable Preferred Stock for cash and share consideration	(715,593)	(755,246)	15,000,000	2	—	—	140,248	—	—	140,250	—	140,250
Issuance of Class A and Class B common stock upon Business Combination and PIPE Investment, net	—	—	107,068,311	10	5,140,000	1	688,269	—	—	688,280	—	688,280
Issuance of Class A common stock upon exercise of Private Placement Warrants	—	—	11,555,996	1	—	—	232,852	—	—	232,853	—	232,853
Issuance of Class A common stock upon exercise of Public Warrants	—	—	10,201	—	—	—	121	—	—	121	—	121
Issuance of Class A common stock upon vesting of Earn-out shares	—	—	58,999,956	6	—	—	(6)	—	—	—	—	—
Conversion of Class B common stock to Class A common Stock	—	—	5,140,000	—	(5,140,000)	(1)	—	—	—	(1)	—	(1)
BALANCE — September 30, 2022	—	$—	394,757,804	$39	—	$—	$1,926,489	$(1,259,427)	$(145,182)	$521,919	$48,369	$570,288

See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands except share amounts)

(unaudited)

										Total
									Accumulated	Getty Images
	Redeemable						Additional		Other	Holdings, Inc.		Total
	Preferred Stock		Class A Common Stock		Class B Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)	Interest	Equity (Deficit)
BALANCE — December 31, 2020	606,910	$613,957	153,303,505	$1,533	—	$—	$998,487	$(1,320,508)	$(46,800)	$(367,288)	$47,728	$(319,560)
Retroactive application of recapitalization	—	—	42,779,007	(1,513)	—	—	1,513	—	—	—	—	—
BALANCE - December 31, 2020, after effect of recapitalization (Note 3)	606,910	$613,957	196,082,512	$20	—	$—	$1,000,000	$(1,320,508)	$(46,800)	$(367,288)	$47,728	$(319,560)
Net loss	—	—	—	—	—	—	—	29,600	—	29,600	145	29,745
Other comprehensive income	—	—	—	—	—	—	—	—	(14,737)	(14,737)	(1)	(14,738)
Equity-based compensation activity	—	—	—	—	—	—	1,602	—	—	1,602	—	1,602
Redeemable Preferred Stock dividend	16,691	16,885	—	—	—	—	(16,885)	—	—	(16,885)	—	(16,885)
BALANCE - March 31, 2021	623,601	$630,842	196,082,512	$20	—	$—	$984,717	$(1,290,908)	$(61,537)	$(367,708)	$47,872	$(319,836)
Net loss	—	—	—	—	—	—	—	12,528	—	12,528	(4)	12,524
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	5,982	5,982	(1)	5,981
Equity-based compensation activity	—	—	—	—	—	—	1,600	—	—	1,600	—	1,600
Redeemable Preferred Stock dividend	17,340	17,541	—	—	—	—	(17,541)	—	—	(17,541)	—	(17,541)
BALANCE - June 30, 2021	640,941	$648,383	196,082,512	$20	—	$—	$968,776	$(1,278,380)	$(55,555)	$(365,139)	$47,867	$(317,272)
Net loss	—	—	—	—	—	—	—	33,516	—	33,516	113	33,629
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(13,529)	(13,529)	1	(13,528)
Equity-based compensation activity	—	—	—	—	—	—	1,624	—	—	1,624	—	1,624
Redeemable Preferred Stock dividend	18,018	18,227	—	—	—	—	(18,227)	—	—	(18,227)	—	(18,227)
BALANCE - September 30, 2021	658,959	$666,610	196,082,512	$20	—	$—	$952,173	$(1,244,864)	$(69,084)	$(361,755)	$47,981	$(313,774)

GETTY IMAGES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(54,314)	$75,898
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	37,298	38,551
Amortization	35,676	37,025
Unrealized exchange gains on foreign denominated debt	(64,283)	(27,951)
Equity-based compensation	5,937	4,826
Non-cash fair value adjustment for common stock warrants	161,339	—
Deferred income taxes – net	20,473	11,320
Uncertain tax positions	(5,345)	(9,849)
Non-cash fair value adjustment for swaps and foreign currency exchange contracts	(21,256)	(13,652)
Amortization of debt issuance costs	4,623	5,007
Non cash operating lease costs	9,425	—
Impairment of right of use assets	2,563	—
Loss on extinguishment of debt	2,693	—
Transaction cost allocated to common stock warrants	4,225	—
Other	3,507	(745)
Changes in current assets and liabilities:
Accounts receivable	9,743	(4,901)
Accounts payable	3,606	1,256
Accrued expenses	(14,598)	14,529
Lease liabilities, non-current	(11,012)	—
Income taxes receivable/payable	(4,323)	(3,218)
Interest Payable	(1,010)	(7,313)
Deferred revenue	6,607	4,489
Other	(2,401)	4,312
Net cash provided by operating activities	129,173	129,584

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(46,034)	(36,719)
Purchase of a Minority Investment	(2,000)	—
Acquisition of a business, net of cash acquired	—	(89,206)
Other investing activities	—	(67)
Net cash used in investing activities	(48,034)	(125,992)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash contributions from business combination	864,164	—
Cash paid for equity issuance costs	(104,001)	—
Payment of Redeemable Preferred Stock	(614,996)	—
Repayment of debt	(307,800)	(14,849)
Cash paid for settlement of employee taxes related to option exercises	(6,267)	—
Proceeds from option and warrant exercise	267	—
Payment of contingent consideration	(10,000)	—
Net cash used in financing activities	(178,633)	(14,849)

EFFECTS OF EXCHANGE RATE FLUCTUATIONS	(17,633)	(1,550)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(115,127)	(12,807)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – Beginning of period	191,529	161,309
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – End of period	$76,402	$148,502

See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE BUSINESS

Getty Images Holdings, Inc. (the “Company” or “Getty Images”) is a preeminent global visual content creator and marketplace. Through Getty Images, iStock, and Unsplash, the Company offers a full range of content solutions to meet the needs of any customer—no matter their size—around the globe, with over 507 million assets available through its industry-leading sites. The Company services businesses in almost every country in the world with websites in 23 languages bringing content to media outlets, advertising agencies and corporations and, increasingly, serving individual creators and prosumers.

On July 22, 2022 (the “Closing Date”), the Company consummated the transactions in the Business Combination Agreement, dated December 9, 2021 (the “Business Combination Agreement” and the consummation of such transactions, the “Closing”), by and among CC Neuberger Principal Holdings II, a Cayman Islands exempted company (“CCNB”), the Company (at such time, Vector Holding, LLC, a Delaware limited liability company and wholly-owned subsidiary of CCNB), Vector Domestication Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Domestication Merger Sub”), Vector Merger Sub 1, LLC, a Delaware limited liability company and a wholly-owned subsidiary of CCNB (“G Merger Sub 1”), Vector Merger Sub 2, LLC, a Delaware limited liability company and a wholly-owned subsidiary of CCNB (“G Merger Sub 2”), Griffey Global Holdings, Inc., a Delaware corporation (“Legacy Getty”), and Griffey Investors, L.P., a Delaware limited liability company (the “Partnership”). On the day prior to the Closing Date, the Company statutorily converted from a Delaware limited liability company to a Delaware corporation (the “Statutory Conversion”). On the Closing Date, CCNB merged with and into Domestication Merger Sub, with Domestication Merger Sub surviving the merger as a wholly-owned direct subsidiary of the Company (the “Domestication Merger”). Following the Domestication Merger on the Closing Date, G Merger Sub 1 merged with and into Legacy Getty, with Legacy Getty surviving the merger as an indirect wholly-owned subsidiary of the Company (the “First Getty Merger”). Immediately after the First Getty Merger, Legacy Getty merged with and into G Merger Sub 2 with G Merger Sub 2 surviving the merger as an indirect wholly-owned subsidiary of the Company (the “Second Getty Merger” and together with the First Getty Merger, the “Getty Mergers” and, together with the Statutory Conversion and the Domestication Merger, the “Business Combination”). See “Note 3 — Business Combination” for further details.

Legacy Getty was incorporated in Delaware on September 25, 2012, and in October of the same year, indirectly acquired Getty Images, Inc.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The Company’s accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting.

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, CCNB was treated as the “acquired” company and Legacy Getty is treated as the acquirer for financial reporting purposes. For accounting purposes, the Business Combination was treated as the equivalent of Legacy Getty issuing stock for the net assets of CCNB, accompanied by a recapitalization. The net assets of CCNB are stated at historical cost, with no goodwill or other intangible assets recorded.

Legacy Getty was determined to be the accounting acquirer based on the following predominant factors:

●	Legacy Getty stockholders have the greatest voting interest in the Company with approximately 72% of the voting interest;
●	Legacy Getty stockholders have the ability to nominate a majority of the initial members of the Company’s Board of Directors;
●	Legacy Getty senior management is the senior management of the Company; and
●	Legacy Getty was the larger entity based on historical operating activity and had the larger employee base.

The consolidated assets, liabilities and results of operations prior to the Business Combination are those of Legacy Getty. The shares and corresponding capital amounts and earnings per share, prior to the Business Combination, have been retroactively restated based on shares reflecting the exchange ratio of 1.27905 (the “Exchange Ratio”) established in the Business Combination.

The accompanying unaudited condensed consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Certain notes or other information that are normally required by U.S. GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited financial statements. Accordingly, the unaudited financial statements should be read in connection with the Legacy Getty’s audited financial statements and related notes as of December 31, 2021 and 2020 and for the two years ended December 31, 2021 and 2020. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The accompanying unaudited interim financial statements, in the opinion of management, include all normal and recurring adjustments necessary for a fair presentation of the Company’s unaudited financial statements for the periods presented.

The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2022 or for any other future annual or interim period.

Contingent Consideration — The Company records a liability for contingent consideration at the date of a business combination and reassesses the fair value of the liability each period until it is settled. Upon settlement of these liabilities, the portion of the contingent consideration payment that is attributable to the initial amount recorded as part of the business combination will be classified as a cash flow from financing activities and the portion of the settlement that is attributable to subsequent changes in the fair value of the contingent consideration will be classified as a cash flow from operating activities in the Condensed Consolidated Statement of Cash Flows.

Estimates and Assumptions — The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses reported during the period. Some of the estimates and assumptions that require the most difficult judgments are: a) the appropriateness of the valuation and useful lives of intangibles and other long-lived assets; b) the appropriateness of the amount of accrued income taxes, including the potential outcome of future tax consequences of events that have been recognized in the condensed consolidated financial statements as well as the deferred tax asset valuation allowances; c) the sufficiency of the allowance for doubtful accounts; d) the assumptions used to value equity-based compensation arrangements; e) the assumptions used to allocate transaction price to multiple performance obligations for uncapped subscription arrangements; f) the assumptions used to estimate unused capped subscription-based and credit-based products; g) the assumptions used to estimate the contingent consideration; and h) the assumptions used to estimate the fair value of Public, Private Placement and Forward Purchase Warrants (each as defined below). These judgments are inherently uncertain which directly impacts their valuation and accounting. Actual results and outcomes may differ from management’s estimates and assumptions.

Cash, Cash Equivalents and Restricted Cash — The following represents the Company’s cash, cash equivalents and restricted cash as of September 30, 2022 and December 31, 2021 (in thousands):

	As of September 30, 2022	As of December 31, 2021
Cash and cash equivalents	$71,869	$186,301
Restricted cash	4,533	5,228
Total cash, cash equivalents and restricted cash	$76,402	$191,529

Cash equivalents are short-term, highly liquid investments that are both readily convertible to cash and have maturities at the date of acquisition of three months or less. Cash equivalents are generally composed of investment-grade debt instruments subject to lower levels of credit risk, including certificates of deposit and money market funds. The Company’s current cash and cash equivalents consist primarily of cash on hand, bank deposits, and money market accounts.

Restricted cash consists primarily of cash held as collateral related to corporate credit cards and real estate lease obligations.

Accounts Receivable —  Net  —  Accounts receivable are trade receivables, net of reserves for allowances for doubtful accounts totaling $6.0 million as of September 30, 2022 and $5.9 million as of December 31, 2021. The Company recorded net bad debt expense of $0.1 million and $0.4 million for the three months ended September 30, 2022 and 2021, respectively and $1.0 million and $0.6 million for the nine months ended September 30, 2022 and 2021, respectively.

Allowance for doubtful accounts is calculated based on historical losses, existing economic conditions, and analysis of specific older account balances of customer and delegate accounts. Trade receivables are written off when collection efforts have been exhausted.

Minority Investment without Readily Determinable Fair Value — The Company purchased a minority investment in another company during the nine months ending September 30, 2022. The cost of that investment was $2.0 million. The carrying amount of the minority investments, which is included within “Other long-term assets” on the Condensed Consolidated Balance Sheets, was $8.8 million and $8.1 million as September 30, 2022 and December 31, 2021, respectively. The Company uses the measurement alternative for these equity investments and their carrying value is reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments. Revenue related to content consumed by the minority investees was not material during the three and nine months ended September 30, 2022 and 2021.

On a quarterly basis, the Company evaluates the carrying value of its long-term investments for impairment, which includes an assessment of revenue growth, earnings performance, working capital and general market conditions. As of September 30, 2022, no adjustments to the carrying values of the Company’s long-term investments were identified as a result of this assessment. Changes in performance negatively impacting operating results and cash flows of these investments could result in the Company recording an impairment charge in future periods.

Revenue Recognition — Revenue is derived principally from licensing rights to use images, video footage and music that are delivered digitally over the internet. Digital content licenses are generally purchased on a monthly or annual subscription basis, whereby a customer either pays for a predetermined quantity of content or for access to the Company’s content library that may be downloaded over a specific period of time, or, on a transactional basis, whereby a customer pays for individual content licenses at the time of download. Also, a significant portion of revenue is generated through the sale and subsequent use of credits. Various amounts of credits are required to license digital content.

The Company maintains a credit department that sets and monitors credit policies that establish credit limits and ascertains customer creditworthiness, thus reducing the risk of potential credit loss. Revenue is not recognized unless it is determined that collectability is reasonably assured. Revenue is recorded at invoiced amounts (including discounts and applicable sales taxes) less an allowance for sales returns, which is based on historical information. Customer payments received in advance of revenue recognition are contract liabilities and are recorded as deferred revenue. Customers that do not pay in advance are invoiced and are required to make payments under standard credit terms.

The Company recognizes revenue under the core principle to depict the transfer of control to the Company’s customers in an amount reflecting the consideration to which the Company expects to be entitled. In order to achieve that core principle, the Company applies the following five-step approach: (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when a performance obligation is satisfied.

For digital content licenses, the Company recognizes revenue on both its capped subscription-based, credit-based sales and single image licenses when content is downloaded, at which time the license is provided. In addition, management estimates expected unused licenses for capped subscription-based and credit-based products and recognizes the revenue associated with the unused licenses throughout the subscription or credit period. The estimate of unused licenses is based on historical download activity and future changes in the estimate could impact the timing of revenue recognition of the Company’s subscription products.

For uncapped digital content subscriptions, the Company has determined that access to the existing content library and future digital content updates represent two separate performance obligations. As such, a portion of the total contract consideration related to access to the existing content library is recognized as revenue at the commencement of the contract when control of the content library is transferred. The remaining contractual consideration is recognized as revenue ratably over the term of the contract when updated digital content is transferred to the licensee, in line with when the control of the new content is transferred.

Leases — The Company records rent expense on a straight-line basis over the term of the related lease. Prior to the adoption of ASU 2016-02, “Leases (Topic 842)”, as amended (“ASC 842”), the difference between the rent expense recognized and the actual payments made in accordance with the operating lease agreement was recognized as a deferred rent liability on the Company’s Condensed Consolidated Balance Sheet. As of December 31, 2021, the Company had deferred rent of $8.3 million, which is included in “Accrued liabilities” and “Other long-term liabilities” in the Condensed Consolidated Balance Sheet.

Effective January 1, 2022, the Company adopted ASC 842. In accordance with ASC 842, the Company first determines if an arrangement contains a lease and the classification of that lease, if applicable, at inception. This standard requires the recognition of right-of-use (“ROU”) assets and lease liabilities for the Company’s operating leases. For contracts with lease and non-lease components, the Company has elected not to allocate the contract consideration, and to account for the lease and non-lease components as a single lease component. The Company has also elected not to recognize a lease liability or ROU asset for leases with a term of 12 months or less, and recognize lease payments for those short-term leases on a straight-line basis over the lease term in the Condensed Consolidated Statements of Operations. Operating leases are included in “Right of use assets”, “Accrued liabilities” and “Lease liabilities” (net of current portion) in the Condensed Consolidated Balance Sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments under the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The implicit rate within the Company’s leases is generally not determinable and therefore the incremental borrowing rate at the lease commencement date is utilized to determine the present value of lease payments. The determination of the incremental borrowing rate requires judgment. Management determines the incremental borrowing rate for each lease using the Company’s estimated borrowing rate, adjusted for various factors including level of collateralization, term and currency to align with the terms of the lease. The ROU asset also includes any lease prepayments, offset by lease incentives. Certain of the Company’s leases include options to extend or terminate the lease. An option to extend the lease is considered in connection with determining the ROU asset and lease liability when the Company is reasonably certain that the option will be exercised. An option to terminate is considered unless the Company is reasonably certain the option will not be exercised. The ROU assets are reviewed for impairment with the Company’s long-lived assets

Public, Private Placement and Forward Purchase Common Stock Warrant Liabilities — The Company assumed 20,700,000 warrants originally issued in CCNB’s initial public offering (the “Public Warrants”) and 18,560,000 warrants issued in a private placement that closed concurrently with CCNB’s initial public offering, (the “Private Placement Warrants”) in the Business Combination. In addition, on the Closing Date, the Company issued 3,750,000 warrants in connection with a Forward Purchase Agreement dated August 4, 2020 (the “Forward Purchase Agreement” and the “Forward Purchase Warrants”). The Public, Private Placement and Forward Purchase Warrants entitle the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share.

The Public Warrants were publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the warrants may be cashless exercised at the option of the Company. The Forward Purchase Warrants have the same terms as the Public Warrants. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants and become Public Warrants and be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants.

The Company evaluated the Public, Private Placement and Forward Purchase Warrants under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded they do not meet the criteria to be indexed to the Company’s own stock as certain provisions of the warrant agreement could change the settlement amount of these warrants based on variables that would not be considered inputs to the valuation model for a fixed-for-fixed equity instrument. Since the Public, Private Placement and Forward Purchase Warrants meet the definition of a derivative under ASC 815-40, the Company recorded these warrants as liabilities in the Condensed Consolidated Balance Sheets at fair value, with subsequent changes in their respective fair values recognized in the “Net loss on fair value adjustment for warrant liabilities” within the Condensed Consolidated Statements of Operations at each reporting date.

The Public Warrants were publicly traded and thus had an observable market price to estimate fair value. The Forward Purchase Warrants, which have identical terms as the Public Warrants, were valued similar to the Public Warrants. The Private Placement Warrants were valued using a Black-Scholes option-pricing model as described in “Note 6 — Fair Value of Financial Instruments”.

On August 29, 2022, all of the Private Placement Warrants were exercised on a cashless basis for 11,555,996 shares of Class A common stock. As of September 30, 2022, there were 20,689,799 Public Warrants and 3,750,000 Forward Purchase Warrants outstanding. Effective October 19, 2022, all remaining outstanding Public Warrants and Forward Purchase Warrants were redeemed for $0.2 million. See “Note 4 — Common Stock Warrants”.

Recently Adopted Accounting Standard Updates — In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 amends the accounting for leases. The new guidance requires the recognition of lease assets and liabilities for operating leases with terms of more than twelve months, in addition to those currently recorded, on the Condensed Consolidated Balance Sheets. Presentation of leases within the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows will be generally consistent with the current lease accounting guidance. The Company adopted the new standard as of January 1, 2022 using the modified retrospective transition method and will elect the package of practical expedients permitted under the transition guidance, which allows a carryforward of the historical lease classification. The Company also elected the hindsight practical expedient to determine the reasonably certain lease term for existing leases. The election of the hindsight practical expedient did not alter the lease terms for any of the existing leases. Upon adoption of this standard on January 1, 2022, the Company recognized a total lease liability in the amount of $61.3 million, representing the present value of the minimum rental payments remaining as of the adoption date, a right-of-use asset in the amount of $53.1 million with offsets to deferred rent of $8.3 million.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes (Topic 740)” (“ASU 2019-12”), which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company adopted ASU 2019-12, effective January 1, 2022. The adoption of this standard did not have a material impact on the consolidated financial statements.

Recently Issued Accounting Standard Updates — In June 2016, the FASB issued ASU 2016-13 (Topic 326), “Financial Instruments — Credit Losses” (“ASU 2016-13”). ASU 2016-13 changes how to recognize expected credit losses on financial assets. The standard requires more timely recognition of credit losses on loans and other financial assets and also provides additional transparency about credit risk. The current credit loss standard generally requires that a loss actually be incurred before it is recognized, while the new standard will require recognition of full lifetime expected losses upon initial recognition of the financial instrument. The effective date of ASU 2016-13 for the Company is beginning with fiscal years after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2016-13 on its consolidated financial statements for future periods and had not elected early adoption.

3.	BUSINESS COMBINATION

As discussed in “Note 1 – Description of Business”, on July 22, 2022, the Company consummated the transactions contemplated by the Business Combination Agreement. At the Closing, and subject to the terms and conditions of the Business Combination Agreement, holders of 153,322,880 shares of Legacy Getty common stock received 196,938,915 shares of the Company’s Class A common stock as consideration in the Business Combination, and the previously outstanding Legacy Getty Redeemable Preferred Stock was retired in full through a combination of a cash payment of approximately $615.0 million and 15,000,000 shares of the Company’s Class A common stock with a fair value at issuance of $140.2 million. Each Legacy Getty Option (whether vested or unvested) to purchase Legacy Getty Common Shares was converted into an option to purchase a number of shares of the Company’s Class A common stock and at an exercise price converted based on the Exchange Ratio, calculated in accordance with the terms of the Business Combination Agreement.

In addition to the consideration paid at Closing, during a period to expire 10 years from the Closing Date (the “Earn-Out Period”), within 10 business days after the occurrence of an applicable triggering event, as described below, the Company was required to issue to former equityholders of Legacy Getty an aggregate of up to 59,000,000 shares of the Company’s Class A common stock (the “Earn-Out Shares”), upon the terms and subject to the conditions set forth in the Business Combination Agreement and the other agreements contemplated thereby. The Earn-Out Shares were issuable in three equal tranches if (i) the volume weighted average price of the shares of the Company’s Class A common stock over any 20 trading days within any 30 consecutive trading day period was greater than or equal to $12.50, $15.00 and $17.50, respectively, or (ii) if there was a change of control of the Company prior to the expiration of the Earn-Out Period that would result in the holders of shares of the Company’s Class A common stock receiving a price per share equal to or in excess of $12.50, $15.00 and $17.50, respectively. The Earn-Out Shares were accounted for as equity-classified equity instruments and recorded in additional paid-in capital as part of the Business Combination.

Pursuant to a certain letter agreement executed concurrently with the Business Combination Agreement (the “Sponsor Side Letter”), CC Neuberger Principal Holdings II Sponsor, LLC (the “Sponsor”), its Independent Directors and certain affiliates, agreed to convert, through a series of transactions, 5,140,000 of its CCNB Class B common stock into 2,570,000 Series B-1common stock and 2,570,000 Series B-2 common stock of the Company (the shares of Series B-2 common stock together with the shares of Series B-1 common stock, the “Restricted Sponsor Shares”), which were subject to forfeiture if certain vesting events are not satisfied. The Series B-1 common stock and Series B-2 common stock would vest and convert into shares of Class A common stock if (i) the volume weighted average price of the shares of the Company’s Class A common stock over any 20 trading days within any 30 consecutive trading day period was greater than or equal to $12.50 and $15.00, respectively, or (ii) if there was a change of control of the Company that would result in the holders of shares of the Company’s Class A common stock receiving a price per share equal to or in excess of $12.50 and $15.00, respectively. The Restricted Sponsor Shares are accounted for as equity-classified equity instruments and recorded in additional paid-in capital as part of the Business Combination.

Concurrent with the execution of the Business Combination Agreement, CCNB and the Company entered into Subscription Agreements (the “PIPE Subscription Agreements”) with the Sponsor and Getty Investments L.L.C. (“Getty Investments”). Additionally, on December 28, 2021, CCNB and the Company entered into the Permitted Equity Subscription Agreement with Multiply Group (the “Permitted Equity Subscription Agreement”). On July 22, 2022, Getty Investments entered into an additional subscription agreement with the Company (the “Additional Getty Subscription Agreement”). Pursuant to the PIPE Subscription Agreements, the Permitted Equity Subscription Agreement and the Additional Getty Subscription Agreement, on the Closing Date, the Sponsor, Getty Investments and Multiply Group subscribed for and purchased, and CCNB and the Company issued and sold to such investors, an aggregate of 36,000,000 shares of the Company’s Class A common stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $360.0 million (the “PIPE Financing”).

On the Closing Date, the Company completed the issuance and sale of 20,000,000 shares of the Company’s Class A common stock and 3,750,000 Forward Purchase Warrants to Neuberger Berman Opportunistic Capital Solutions Master Fund LP (“NBOKS”) for an aggregate purchase price of $200.0 million, in connection with the Forward Purchase Agreement. Refer to “Note 4 – Common Stock Warrants” for additional information on the accounting for the Forward Purchase Warrants.

Additionally, on the Closing Date, the Company completed the sale of 30,000,000 shares of the Company’s Class A common stock to NBOKS, for a purchase price of $10.00 per share and aggregate purchase price of $300.0 million, pursuant to that certain Backstop Facility Agreement dated November 16, 2020, as amended.

Upon the closing of the Business Combination, the Company’s certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of all classes of capital stock to 2,006,140,000 shares, $0.0001 par value per share, of which, 2,000,000,000 shares are designated as Class A common stock, 5,140,000 shares are designated as Class B common stock, and 1,000,000 shares are designated as preferred stock.

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, CCNB was treated as the “acquired” company and Getty Images is treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Getty Images issuing stock for the net assets of CCNB, accompanied by a recapitalization. The net assets of CCNB are stated at historical cost, with no goodwill or other intangible assets recorded.

The following table reconciles the elements of the Business Combination to the Condensed Consolidated Statement of Cash Flows and the Condensed Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit) for the nine months ended September 30, 2022 (in thousands):

Cash – CCNB trust and cash, net of redemptions	$4,164
Cash – PIPE Financing	360,000
Cash – Forward Purchase Agreement	200,000
Cash – Backstop Agreement	300,000
Less: Cash paid to redeem Redeemable Preferred Stock	(614,996)
Less: Transaction costs paid during the nine months ended September 30, 2022	(104,001)
Net cash contributions from the Business Combination and related transactions	$145,167
Add: Non-cash assets received from CCNB	806
Add: Transaction costs allocated to warrants	4,225
Add: Cash paid to redeem Redeemable Preferred Stock	614,996
Less: Fair value of Public, Private Placement and Forward Purchase Warrants	(72,374)
Less: Transaction costs previously paid by Legacy Getty during 2021 or accrued at September 30, 2022	(4,540)
Net Business Combination and related transactions, excluding Redeemable Preferred Stock redemption	$688,280
Add: Fair value of Class A common stock issued to redeem Redeemable Preferred Stock	140,250
Net Business Combination and related transactions, including Redeemable Preferred Stock redemption	$828,530

The number of shares of common stock issued immediately following the consummation of the Business Combination:

Common stock of CCNB, net of redemptions	508,311
CCNB shares held by the Sponsor	25,700,000
Shares issued in the PIPE Financing	36,000,000
Shares issued in the Forward Purchase Agreement	20,000,000
Shares issued in the Backstop Agreement	30,000,000
Total shares issued in Business Combination and related transactions	112,208,311
Shares issued for Getty Images common stock	196,938,915
Shares issued upon redemption of Getty Images Redeemable Preferred Stock	15,000,000
Total shares of common stock immediately following the Business Combination	324,147,226

CCNB shares held by the Sponsor in the table above include 514,000 Restricted Sponsor Shares.

4.	COMMON STOCK WARRANTS

As part of CCNB’s initial public offering, 20,700,000 Public Warrants were sold. The Public Warrants entitle the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustments. The Public Warrants were only exercisable for a whole number of shares of Class A common stock. No fractional shares were to be issued upon exercise of the warrants. The Public Warrants were set to expire at 5:00 p.m. New York City time on July 22, 2027, or earlier upon redemption or liquidation. The Public Warrants were listed on the NYSE under the symbol “GETY.WS.”

The Company was able to call the Public Warrants for redemption , in whole and not in part, at a price of $0.01 per warrant, so long as the Company provided not less than 30 days’ prior written notice of redemption to each warrant holder, and if, and only if, the reported last sale price of Class A common stock equaled or exceeded $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sent the notice of redemption to the warrant holders provided there was an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants. If the Company called the Public Warrants for redemption as previously described, the Company had the option to require all holders that wish to exercise the Public Warrants to do so on a cashless basis.

Additionally, commencing 90 days after the Public Warrants became exercisable, the Company could redeem the outstanding Public Warrants:

●	in whole and not in part,
●	at $0.10 per warrant provided that holders would be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the agreed table based on the redemption date and the “fair market value” of the Class A ordinary shares (as defined below);
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the last reported sale price of the Company’s Class A common stock equaled or exceeded $10.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sent the notice of redemption to the warrant holders.

The “fair market value” of the shares of Class A common stock means the average last reported sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

Simultaneously with CCNB’s initial public offering, CCNB consummated a private placement of 18,560,000 Private Placement Warrants with CCNB’s sponsor. Each Private Placement Warrant was exercisable for one share of Class A common stock at a price of $11.50 per share, subject to adjustment. The Private Placement Warrants were identical to the Public Warrants, except that the Private Placement Warrants were non-redeemable so long as they were held by the initial purchasers or such purchasers’ permitted transferees, and the initial purchasers or such purchasers’ permitted transferees had the option to exercise the Private Placement Warrants on a cashless basis. If the Private Placement Warrants were held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants would be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Additionally, on the Closing Date, the Company issued 3,750,000 Forward Purchase Warrants in connection with the Forward Purchase Agreement. The Forward Purchase Warrants had the same terms as the Public Warrants.

The Company concluded the Public, Private Placement and Forward Purchase Warrants meet the definition of a derivative under ASC 815-40 (as described in “Note 2 — Summary of Significant Accounting Policies”) and are recorded as liabilities. Upon consummation of the Business Combination, the fair value of the Public, Private Placement and Forward Purchase Warrants were recorded in the Condensed Consolidated Balance Sheet. Transaction costs allocated to the issuance of the Public, Private Placement and Forward Purchase Warrants of $4.2 million were recorded as “Other non-operating (expense) income — net” in the Condensed Consolidated Statements of Operations.

In August 2022, all of the Private Placement Warrants were exercised on a cashless basis for 11,555,996 shares of Class A common stock. The fair value of the Private Placement Warrants was remeasured upon the exercise of the warrants, resulting in a $176.6 million non-cash change in fair value in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022.

On September 19, 2022, the Company announced that it had elected to redeem all of the outstanding Public Warrants and Forward Purchase Warrants that remain outstanding at 5:00 p.m. New York City time on October 19, 2022 for $0.01 per warrant. In September 2022, 10,201 Public Warrants were exercised for an aggregate cash payment of $0.1 million. As of September 30, 2022, 20,689,799 Public Warrants and 3,750,000 Forward Purchase Warrants remained outstanding. The fair value of the Public and Forward Purchase Warrants was remeasured as of September 30, 2022, resulting in a $15.3 million non-cash change in fair value in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022. Effective October 19, 2022 the remaining Public Warrants and Forward Purchase Warrants were redeemed for $0.2 million.

5.	DERIVATIVE INSTRUMENTS

Foreign Currency Risk — Certain assets, liabilities and future operating transactions are exposed to foreign currency exchange rate risk. The Company utilizes derivative financial instruments, namely foreign currency forwards and option contracts, to reduce the impact of foreign currency exchange rate risks where natural hedges do not exist. The Company is exposed to market risk from foreign currency exchange rate fluctuations as a result of foreign currency-denominated revenues and expenses. The Company enters into certain foreign currency derivative contracts, including foreign currency forward options, with varying maturity dates, currently ranging from three to eighteen months, to manage these risks.

Interest Rate Risk — The Company does not hold or issue derivative financial instruments for trading purposes. In general, the Company’s derivative activities do not create interest rate risk because fluctuations in the value of the instruments used for economic hedging purposes are offset by fluctuations in the value of the underlying exposures being hedged. Counterparties to derivative financial instruments expose the Company to credit related losses in the event of nonperformance; however, the Company has entered into these instruments with creditworthy financial institutions and considers the risk of nonperformance to be minimal.

The following table summarizes the location and fair value amounts of derivative instruments reported in the Condensed Consolidated Balance Sheets (in thousands):

	As of September 30, 2022		As of December 31, 2021
	Asset	Liability	Asset	Liability
Derivatives not designated as hedging instruments:
Interest rate swaps	$8,300	$—	$—	$13,759
Foreign currency exchange options	—	—	804	—
Total derivatives	$8,300	$—	$804	$13,759

Short-term derivative assets are included in “Other current assets” and long-term derivative assets are included in “Other long-term assets” on the Condensed Consolidated Balance Sheet. Short-term derivative liabilities are included in “Accrued expenses” and long-term derivative liabilities are included in “Other long-term liabilities” on the Condensed Consolidated Balance Sheet.

The Company recognized a net gain of $5.7 million and $3.7 million on these derivative instruments for the three months ended September 30, 2022 and 2021, respectively and $22.8 and $12.5 for the nine months ended September 30, 2022 and 2021, respectively. These are included in “Gain on fair value adjustment for swaps and foreign currency exchange contract — net” on the Condensed Consolidated Statement of Operations.

During the three months ended September 30, 2022 the Company liquidated all of its foreign currency exchange options.

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s disclosable financial instruments consist of cash equivalents, forward foreign currency exchange contracts, interest rate swaps, debt, contingent consideration and common stock warrants. Assets and liabilities measured at fair value on a recurring basis (cash equivalents, forward exchange contracts, interest rates swaps and common stock warrants) and a nonrecurring basis (debt) are categorized in the tables below.

Financial instrument assets recorded at fair value as of September 30, 2022 and December 31, 2021 are as follows (in thousands):

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
Money market funds (cash equivalents)	$404	$—	$—	$404
Derivative assets:
Interest rate swaps	—	8,300	—	8,300
	$404	$8,300	$—	$8,704

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds (cash equivalents)	$30,096	$—	$—	$30,096
Derivative assets:
Foreign currency exchange options	—	804	—	804
	$30,096	$804	$—	$30,900

The fair value of the Company’s money market funds is based on quoted active market prices for the funds and is determined using the market approach.

Financial instrument liabilities recorded or disclosed at fair value as of September 30, 2022 and December 31, 2021 are as follows (in thousands):

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
Term Loans	$—	$1,088,999	$—	$1,088,999
Senior Notes	—	298,500	—	298,500
Public Warrants	724	—	—	724
Forward Purchase Warrants	—	131	—	131
Contingent Consideration	—	—	4,884	4,884
	$724	$1,387,630	$4,884	$1,393,238

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Term Loans	$—	$1,475,759	$—	$1,475,759
Senior Notes	—	318,375	—	318,375
Contingent Consideration	—	—	14,039	14,039
Derivative liabilities:
Interest Rate Swap Contracts	—	13,759	—	13,759
	$—	$1,807,893	$14,039	$1,821,932

The fair value of the Company’s Term Loans and Senior Notes are based on market quotes provided by a third-party pricing source. The fair value of the Company’s interest rate swap contracts and foreign currency exchange contracts are based on market quotes provided by the counterparty. Quotes by the counterparty are calculated based on observable current rates and forward interest rate curves and exchange rates. The Company recalculates and validates this fair value using publicly available market inputs using the market approach.

Contingent Consideration — As of September 30, 2022 and December 31, 2021, the Company had estimated its obligations to transfer Contingent Consideration relating to the acquisition of Unsplash to be $4.9 million and $14.0 million, respectively. The Company recorded acquisition-date fair value of the Contingent Consideration, based on the likelihood of contingent earn-out payments, as part of the consideration transferred. The earn-out payments are remeasured to fair value each reporting date. Changes in the fair value of the Contingent Consideration are recognized within “Other operating expense — net” on the Condensed Consolidated Statement of Operations. The fair value of the Contingent Consideration is based on significant inputs not observable in the market, and as such the Company classified the financial liability as Level 3. The fair value of the Contingent Consideration may change significantly as additional data is obtained, impacting the Company’s assumptions regarding probabilities of outcomes used to estimate the fair value of the liabilities. In evaluating this information, considerable judgment is required to interpret the data used to develop the assumptions and estimates. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts, and such changes could materially impact the Company’s results of operations in future periods.

The Contingent Consideration payments are based on revenue of Unsplash for the period commencing May 1, 2021 and ending on the earlier of when the trailing 12-month revenues of Unsplash reaches $10.0 million (the “Two-Year Earnout”) or two years. The Two-Year Earnout was achieved during the six months ended June 30, 2022 and was paid during the three months ended September 30, 2022.

The following table provides quantitative information associated with the fair value measurements of the Company’s Level 3 inputs:

	Fair Value as of
	September 30, 2022	Valuation
	(in thousands)	Technique	Unobservable Input	Range
Contingent Consideration	$4,884	Probability-adjusted discounted cash flow	Probabilities of success	55%
			Years until milestone is expected to be achieved	1.40	years
			Discount rate	8.53%

This Contingent Consideration was valued using an income approach where revenue was simulated in a risk-neutral framework using Geometric Brownian Motion, a model of stock price behavior that is used in option pricing models such as the Black-Scholes option pricing model. The real options method extends this model to situations where the asset of interest (revenue in this case) is not priced in the market. The significant unobservable inputs used in the fair value measurement of the Contingent Consideration forecasts of expected future revenues and the probability of achievement of those forecasts. Increases in the assessed likelihood of a higher payout under a Contingent Consideration arrangement contribute to increases in the fair value of the related liability. Conversely, decreases in the assessed likelihood of a higher payout under a Contingent Consideration arrangement contribute to decreases in the fair value of the related liability.

The following table presents changes in the fair value of the Contingent Consideration for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Balance, beginning of period	$14,781	$14,039
Change in fair value of Contingent Consideration	103	845
Payment	(10,000)	(10,000)
Balance, end of period	$4,884	$4,884

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Balance, beginning of period	$13,470	$—
Issuance of Contingent Consideration in connection with acquisition	—	13,200
Change in fair value of Contingent Consideration	282	552
Balance, end of period	$13,752	$13,752

Public, Private Placement and Forward Purchase Warrants — The Public Warrants were classified within Level 1 as they are publicly traded and had an observable market price in an active market. The Forward Purchase Warrants, which have identical terms as the Public Warrants, were valued similar to the Public Warrants and were classified within Level 2.

The Private Placement Warrants, all of which were exercised on a cashless basis in August 2022, were valued based on a Black-Scholes option pricing model, using assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Private Placement Warrants were collectively classified as a Level 3 measurement within the fair value hierarchy because the valuation model involves the use of unobservable inputs relating to the Company’s estimate of its expected stock volatility, which was developed based on the historical volatility of a publicly traded set of peer companies.

Changes in the fair value of the Private Placement Warrant liability related to updated assumptions and estimates are recognized within the Condensed Consolidated Statements of Operations as a non-operating expense. For the three-months and nine-months ended September 30, 2022, the changes in the fair value of the Private Placement Warrant liability resulted from changes in the fair values of the underlying Class A common shares and its associated volatilities.

The following table presents the change in the fair value of the Private Placement Warrants for the three and nine months ended September 30, 2022:

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Balance, beginning of period	$—	$—
Assumed in Business Combination	56,237	56,237
Change in fair value	176,616	176,616
Exercise	(232,853)	(232,853)
Balance, end of period	$—	$—

7. PROPERTY AND EQUIPMENT – NET

Property and equipment consisted of the following at the reported Balance Sheet dates (in thousands, except years):

	Estimated
	Useful
	Lives
	(in Years)	As of September 30, 2022	As of December 31, 2021
Contemporary imagery	5	$358,395	$379,837
Computer hardware purchased	3	5,942	5,639
Computer software developed for internal use	3	112,193	114,434
Leasehold improvements	2–20	7,730	11,459
Furniture, fixtures and studio equipment	5	11,219	15,167
Archival imagery	40	89,650	97,547
Other	3–4	2,229	2,439
Property and equipment		587,358	626,522
Less: accumulated depreciation		(423,699)	(455,626)
Property and equipment, net		$163,659	$170,896

Included in archival imagery as of September 30, 2022 and December 31, 2021 was $9.5 million and $10.3 million respectively, of imagery that has an indefinite life and therefore is not amortized.

8.	GOODWILL

Goodwill is tested annually for impairment on October 1 or upon a triggering event. No triggering events were identified in the nine months ended September 30, 2022.

Goodwill changed during the nine months ended September 30, 2022 (in thousands):

	Goodwill	Accumulated
	before	impairment
	impairment	charge	Goodwill – net
December 31, 2021	$2,028,245	$(525,000)	$1,503,245
Effects of fluctuations in foreign currency exchange rates	(5,402)	—	(5,402)
September 30, 2022	$2,022,843	$(525,000)	$1,497,843

9.	IDENTIFIABLE INTANGIBLE ASSETS — NET

Identifiable intangible assets consisted of the following at September 30, 2022 and December 31, 2021 (in thousands, except years):

		As of September 30, 2022			As of December 31, 2021
	Range of
	Estimated
	Useful Lives	Gross	Accumulated	Net	Gross	Accumulated	Net
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade name	Indefinite	$371,905	$—	$371,905	$402,581	$—	$402,581
Trademarks and trade names	5–10	103,822	(103,353)	469	104,174	(96,041)	8,133
Patented and unpatented technology	3–10	105,707	(98,995)	6,712	112,288	(97,818)	14,470
Customer lists, contracts, and relationships	5–11	373,882	(344,271)	29,611	404,421	(350,997)	53,424
Non-compete Covenant	3	900	(889)	11	900	(811)	89
Other identifiable intangible assets	3–13	5,043	(5,008)	35	7,110	(6,955)	155
		$961,259	$(552,516)	$408,743	$1,031,474	$(552,622)	$478,852

The Company determined that there was no indication of impairment of the intangible assets for any period presented. Estimated amortization expense is: $11.3 million for the remaining three months of 2022, $24.8 million in 2023, $2.2 million in 2024, $2.2 million in 2025, and $0.8 million in 2026.

10.	OTHER ASSETS AND LIABILITIES

Other Long-Term Assets — Other long-term assets consisted of the following at the reported Balance Sheet dates (in thousands):

	As of September 30,	As of December 31,
	2022	2021
Long term note receivable from a related party	$24,000	$24,000
Minority and other investments	11,287	10,621
Derivative Asset	8,300	—
Other	6,670	6,471
	$50,257	$41,092

Accrued Expenses — Accrued expenses at the reported Balance Sheet dates are summarized below (in thousands):

	As of September 30,	As of December 31,
	2022	2021
Accrued compensation and related costs	$21,920	$38,232
Lease Liabilities	10,167	—
Interest payable	8,740	9,750
Other	6,657	9,131
Common stock warrant liabilities	855	—
Accrued contingent consideration	—	9,456
	$48,339	$66,569

Other Long-Term Liabilities — Other long-term liabilities consisted of the following at the reported Balance Sheet dates (in thousands):

	As of September 30,	As of December 31,
	2022	2021
Accrued Contingent Consideration (net of current portion)	$4,884	$4,583
Derivative liabilities (net of current portion)	—	13,073
Other	2,540	9,305
	$7,424	$26,961

11.	DEBT

Debt included the following (in thousands):

	As of September 30,	As of December 31,
	2022	2021
Senior Notes	$300,000	$300,000
USD Term Loans	690,000	997,800
EUR Term Loans	409,253	473,798
Less: issuance costs and discounts amortized to interest expense	(6,831)	(14,127)
Less: short-term debt – net	—	(6,481)
Long-term debt – net	$1,392,422	$1,750,990

The face value of the EUR Term Loans was €419.0 million as of September 30, 2022 and December 31, 2021. The table above converted the EUR Term Loans to USD using currency exchange rates as of those dates.

In August of 2022, the Company utilized proceeds from its Business Combination along with cash on hand to repay $300.0 million of outstanding indebtedness on its USD Term Loans. In accordance with ASC 470-50-40-2 - Debt - Modifications and Extinguishments, the Company recorded a Loss on Debt Extinguishment of $2.7 million for the three and nine months ended September 30, 2022, in the Consolidated Statements of Operations related to this payment. The Loss on Debt Extinguishment represents the acceleration of the amortization of the issuance costs and debt discount. There were no prepayment fees or penalties associated with this repayment of debt.

Under the terms of the Credit Facility, the prepayment of $300.0 million was applied against the quarterly installments of $2.6 million. Accordingly the remaining balance on the USD Term loan is due at maturity.

As of September 30, 2022, the Company was compliant with all debt covenants and obligations.

12.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company enters into certain types of agreements that contingently require the Company to indemnify counterparties against third-party claims. The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because management does not believe a liability is probable, no related liabilities were recorded at September 30, 2022 and December 31, 2021.

The Company is subject to a variety of legal claims and suits that arise from time to time in the ordinary course of business. Although management currently believes that resolving such claims, individually or in aggregate, will not have a material adverse impact on the condensed consolidated financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. The Company holds insurance policies that mitigate potential losses arising from certain indemnifications, and historically, significant costs related to performance under these obligations have not been incurred.

The Company signed a new lease for office space effective as of March of 2022, which increased our commitments by $8.4 million through August of 2032. The lease for the existing space the Company occupied was expiring. There were no other material changes to the commitments since December 31, 2021.

As noted in “Note 11 — Debt”, the principal prepayment of $300.0 million was applied against the quarterly installments of $2.6 million and the remaining balance on the USD Term loan is due at maturity. The Company may continue to pay installments at its discretion.

13.	REVENUE

The Company distributes its content and services offerings through three primary products:

Creative — Creative is comprised of royalty free photos, illustrations, vectors and videos, that are released for commercial use and cover a wide variety of commercial, conceptual and contemporary subjects, including lifestyle, business, science, health, wellness, beauty, sports, transportation and travel. This content is available for immediate use by a wide range of customers with a depth and quality allowing our customers to produce impactful websites, digital media, social media, marketing campaigns, corporate collateral, textbooks, movies, television and online video content relevant to their target geographies and audiences. We primarily source Creative content from a broad network of professional, semi-professional and amateur creators, many of whom are exclusive to Getty Images. We have a global creative team dedicated to providing briefing and art direction to our exclusive contributor community.

Editorial — Editorial is comprised of photos and videos covering the world of entertainment, sports and news. We combine contemporary coverage of events around the globe with one of the largest privately held archives globally with access to images from the beginning of photography. We invest in a dedicated editorial team which includes over 115 staff photographers and videographers to generate our own event coverage in addition to coverage from our network of primarily exclusive contributors and content partners.

Other — The Company offers a range of additional products and services to deepen the customer relationships, enhance customer loyalty and create additional differentiation in the market. These additional products and services currently include music licensing, digital asset management and distribution services, print sales and data revenues.

The following table summarizes the Company’s revenue by product (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Creative	$145,238	$148,426	$440,305	$441,190
Editorial	81,845	84,393	243,543	226,902
Other	3,391	4,202	10,930	11,543
Total Revenue	$230,474	$237,021	$694,778	$679,635

The September 30, 2022 deferred revenue balance will be earned as content is downloaded, services are provided or upon the expiration of subscription-based products, and nearly all is expected to be earned within the next twelve months. During the nine months ended September 30, 2022, the Company recognized revenue of $125.2 million, that had been included in deferred revenue as of January 1, 2022.

14.	REDEEMABLE PREFERRED STOCK

Under its second amended and restated certificate of incorporation, Legacy Getty was authorized to issue up to 900,000 shares of series A preferred stock (the “Redeemable Preferred Stock”) with a par value of $0.01 per share. In conjunction with the Business Combination discussed in “Note 3 —Business Combination”, the previously outstanding Legacy Getty Redeemable Preferred Stock was redeemed in full through a combination of a cash payment of approximately $615.0 million and 15,000,000 shares of the Company’s Class A common stock with a fair value at issuance of $140.2 million.

Dividends declared and issued totaled $4.7 million and $18.2 million (18,018 shares) for the three months ended September 30, 2022 and 2021, respectively. No shares were issued for the Dividends for the three months ended September 30, 2022. Dividends declared and issued totaled $43.2 million (38,109 shares) and $52.7 million (52,049 shares) for the nine months ended September 30, 2022 and 2021, respectively. Redeemable Preferred Stock dividends were included in the Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit) as a detriment to common stockholders and a benefit to Redeemable Preferred stockholders. Such dividends are also included as an adjustment to net (loss) income attributable to Getty Images Holdings, Inc. See “Note 18 — Net (Loss) Income Attributable to Common Stockholders”.

Per the terms of the Redeemable Preferred Stock, the Company may elect to early redeem outstanding shares of Redeemable Preferred Stock at a premium. The redemption amount upon the Closing date was equal to (i) the liquidation value multiplied by (ii) the redemption percentage, which was 105%. The Company recognized a $26.7 million increase in the redemption value immediately prior to the Closing. These changes were effected by charges against paid-in capital as the Company was in a retained deficit prior to the Business Combination.

15.	STOCKHOLDERS’ EQUITY (DEFICIT) AND EQUITY‑BASED COMPENSATION

Common Stock — Upon the closing of the Business Combination, the Company’s certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of all classes of capital stock to 2,006,140,000 shares, $0.0001 par value per share, of which, 2,000,000,000 shares are designated as Class A common stock, 5,140,000 shares are designated as Class B common stock, and 1,000,000 shares are designated as preferred stock.

Each holder of Class A common stock is entitled to one vote for each share on all matters properly submitted to a vote, including the election of directors. Class A Stockholders do not have cumulative voting rights in the election of directors. Accordingly, holders of a majority of the voting shares are able to elect all of the directors. Holders of shares of Class A common stock are entitled to dividends, if any, as may be declared from time-to-time by the Board out of legally available funds. Holders of Class A common stock have no preemptive, conversion, subscription or other rights, and there are no redemption or sinking fund provisions applicable to Class A common stock.

Except as otherwise required by law, no holder of Class B common stock is entitled to any voting rights with respect Class B common stock. If entitled to vote by law, each holder of Class B common stock is entitled to one vote per share. Holders of shares of Class B common stock are entitled to receive dividends, if any, as may be declared from time-to-time by the Board out of legally available funds, contingent upon the occurrence of a conversion into Class A common stock, as discussed below. The holders of shares of Class B common stock shall not be entitled to receive any assets of the Company in the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. Holders of Class B common stock have no preemptive, conversion, subscription or other rights, and there are no redemption or sinking fund provisions applicable to Class B common stock.

In connection with the Business Combination, 2,570,000 shares of Class B common stock were designated as Series B-1 common stock and 2,570,000 shares of Class B common stock were designated Series B-2 common stock. The Series B-1 common stock and Series B-2 common stock would automatically vest and convert into shares of Class A common stock if (i) the volume weighted average price of the shares of the Company’s Class A common stock over any 20 trading days within any 30 consecutive trading day period was greater than or equal to $12.50 and $15.00, respectively, or (ii) if there was a change of control of the Company that would result in the holders of shares of the Company’s Class A common stock receiving a price per share equal to or in excess of $12.50 and $15.00, respectively. All shares of Class B common stock that have not converted into Class A common stock during the Earn-Out Period would be forfeited without consideration.

In August 2022, the Series B-1 common stock and Series B-2 common stock automatically converted into 5,140,000 shares of Class A common stock.

In August 2022, the Earn-Out Shares issued in connection with the Business Combination vested and 58,999,956 shares of Class A common stock were issued.

Equity Based Compensation — Equity-based compensation expense is recorded in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations, net of estimated forfeitures. Equity-based compensation, net of forfeitures was $2.8 million and $1.6 million for the three months ended September 30, 2022 and 2021, respectively and $5.9 million and $4.8 million for the nine months ended September 30, 2022 and 2021, respectively.

Prior to the Business Combination, certain employees of the Company were granted equity awards under Legacy Getty’s Amended and Restated 2012 Equity Incentive Plan of the Parent (“Legacy Getty 2012 Plan”). Upon closing of the Business Combination, awards under the Legacy Getty 2012 Plan were converted at the Exchange Ratio, and the Company’s board of directors approved the Getty Images Holdings, Inc. 2022 Equity Incentive Plan (“2022 Plan”). The 2022 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, dividend equivalents, restricted stock units and other stock or cash-based awards. Under the 2022 Plan, up to 51,104,577 shares of Class A common stock is available for issuance.

During the nine months ended September 30, 2022, no options to purchase shares of its common stock were granted. As of September 30, 2022, there were 25,334,621 options vested and exercisable with a weighted average exercise price of $2.998. As of September 30, 2022, the total unrecognized compensation charge related to non-vested options was approximately $3.4 million, which is expected to be recognized through 2025.

16.	LEASES

The Company’s leases relate primarily to office facilities that expire on various dates from 2022 through 2032, some of which include one or more options to renew. All of the Company’s leases are classified as operating leases. Operating leases are included in “Right of use assets” in the Condensed Consolidated Balance Sheets. Current portion of the lease liabilities are included in “Accrued liabilities” and non-current portion of lease liabilities are included in “Lease liabilities” in the Condensed Consolidated Balance Sheets. Operating lease costs, including insignificant costs related to short-term leases, were $2.2 million and $2.9 million for the three months ended September 30, 2022 and 2021, respectively and $7.6 million and $8.9 million for the nine months ended September 30, 2022 and 2021, respectively.

Additional information related to the Company’s leases as of and for the nine months ended September 30, 2022, is as follows (in thousands, except for the lease term and discount rate):

As of September 30,
2022
Right of use asset	$48,318

Lease liabilities, current	10,167
Lease liabilities, non-current	47,252
Total lease liabilities	$57,419

Weighted average remaining lease term	6.6 years
Weighted average discount rate	5.6%

Cash paid for amounts included in lease liabilities	$10,965
Right of use asset obtained in exchange for lease obligation upon adoption	$53,076
Right of use asset obtained in exchange for lease obligation during nine months ending September 30, 2022	$5,514

The Company signed a new lease for office space effective as of March of 2022 which increased commitments by $8.4 million through August of 2032. The lease for the existing space the Company occupied was expiring.

Maturities of lease liabilities as of September 30, 2022 were as follows (in thousands):

As of September 30,
Year ending December 31,	2022
2022 (remaining)	$3,335
2023	12,638
2024	11,875
2025	11,803
2026	6,430
Thereafter	23,226
Total undiscounted lease payments	69,307
Less: imputed interest	$(11,888)
Total lease liabilities	$57,419

Due to hybrid working arrangements, the Company reassessed its office needs and subleased several office locations during the nine months ending September 30, 2022. These agreements were considered to be operating leases. The Company has not been legally released from the primary obligations under the original leases and therefore the Company continues to account for the original lease separately. The Company recorded an ROU asset impairment charge in the nine months ending September 30, 2022 of $2.6 million, which was the amount by which the carrying value of the lease ROU assets exceeded the fair values. Estimates of the fair values are based on the discounted cash flows of estimated net rental income for the office spaces subleased. The ROU asset impairment charge is included in “Other operating expense (income) - net” on the Condensed Consolidated Statement of

Operations. Rent income from the sublessees is included in the Condensed Consolidated Statement of Operations on a straight-line basis as an offset to rent expense associated with the original operating lease included in “Selling, general and administrative expenses” on the Condensed Consolidated Statement of Operations. There was no ROU asset impairment charge in the three months ending September 30, 2022.

17.	INCOME TAXES

The provision for income taxes for interim periods is determined using an estimate of our annual effective rate as prescribed under ASC 740 “Income Taxes” (“ASC 740”). Any changes to the estimated annual rate are recorded in the interim period in which the changes occur.

The Company recorded income tax expense of $10.6 million and $8.5 million for the three months ended September 30, 2022 and 2021, respectively. The increase in tax expense compared to the prior year is primarily due to changes in pre-tax income (loss) and nondeductible net loss on fair value adjustment for warrant liabilities in current year.

The Company recorded income tax expense of $39.0 million and $19.2 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in tax expense compared to the prior year is primarily due to changes in pre-tax income (loss), nondeductible net loss on fair value adjustment for warrant liabilities in current year, and a release of uncertain tax position reserves in prior year.

The Company’s effective income tax rate is (9.9%) and (254.1%) for the three months and nine months ended September 30, 2022, respectively. The most significant drivers of the difference between the 2022 statutory U.S. federal income tax rate of 21.0% and the Company’s effective tax rate are primarily due to nondeductible net loss on fair value adjustment for warrant liabilities in current year and foreign withholding tax expense not analogous to pre-tax income.

The Company’s effective income tax rate is 20.2% and 20.2% for the three months and nine months ended September 30, 2021, respectively. The most significant driver of the difference between the 2021 statutory U.S. federal income tax rate of 21.0% and the Company’s effective tax rate was a release of uncertain tax position reserves during the three months and nine months ended September 30, 2021

18.	NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of basic and diluted (loss) income per share of Class A common stock (amounts in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
NET (LOSS) INCOME	$(118,116)	$33,629	$(54,314)	$75,898
Less:
Net (loss) income attributable to noncontrolling interest	(62)	113	313	254
Premium on early redemption of Redeemable Preferred Stock	26,678	—	26,678	—
Redeemable Preferred Stock dividend	4,666	18,227	43,218	52,653
NET (LOSS) INCOME ATTRIBUTABLE TO GETTY IMAGES HOLDINGS, INC. - Basic	$(149,398)	$15,289	$(124,523)	$22,991
Less:
Change in fair value of Public and Forward Purchase Warrants	(15,278)	—	(15,278)	—
NET (LOSS) INCOME ATTRIBUTABLE TO GETTY IMAGES HOLDINGS, INC. – Diluted	$(164,676)	$15,289	$(139,801)	$22,991

Weighted-average Class A common stock outstanding:
Basic	318,152,726	196,082,512	237,235,059	196,082,512
Effect of dilutive securities - Public and Forward Purchase Warrants	5,185,168	1,441,107	1,728,389	1,156,424
Diluted	323,337,894	197,523,619	238,963,448	197,238,936
Net (loss) income per share of Class A common stock attributable to Getty Images Holdings, Inc. common stockholders:
Basic	$(0.47)	$0.08	$(0.52)	$0.12
Diluted	$(0.51)	$0.08	$(0.59)	$0.12

As described above, Class B common stock do not hold liquidation rights and dividend rights are contingent upon the Class B common stock’s conversion into Class A common stock. Further, shares of Class B common stock are contingently forfeitable and therefore, are excluded from the computation of net (loss) income per share attributable to common stock until all necessary conditions had been satisfied and converted into shares of Class A common stock.

Diluted earnings (loss) per share of Class A common stock adjusts basic earnings (loss) per share for the potentially dilutive impact of stock options and warrants. During periods when the impact of warrants that are liability-classified are dilutive, the Company assumes share settlement of the instruments as of the beginning of the reporting period, adjusts the numerator to remove the change in fair value of the warrant liability and adjusts the denominator to include the dilutive shares calculated using the treasury stock method.

As of September 30, 2022, common stock options of 28,970,753 are excluded from the computation of diluted net (loss) income per share of Class A common stock as their effect would have been anti-dilutive

19. SUBSEQUENT EVENTS

Effective October 19, 2022, all remaining outstanding Public Warrants and Forward Purchase Warrants were redeemed for $0.2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or the context otherwise requires, references in this section to the “Company,” “Getty Images,” “we,” “us,” “our” and other similar terms refer to Getty Images Holdings, Inc. and its subsidiaries. The following discussion and analysis of the financial condition and results of operations of Getty Images should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.  The discussion should also be read together with Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, and the “Risk Factors” section and historical audited annual consolidated financial statements of Griffey Global Holdings, Inc. as of and for the years ended December 31, 2021 and 2020, and the respective notes thereto, included in our Registration Statement on Form S-1 (File No. 333-266686), declared effective by the U.S. Securities and Exchange Commission on September 15, 2022 (the “S-1 Registration Statement”).

Business Overview and Recent Developments

In 1995, Mark Getty and Jonathan Klein co-founded the predecessor to Getty Images, Inc. in London. In September 1997, Getty Communications, as it was called at the time, merged with PhotoDisc, Inc. to form Getty Images, Inc.

On July 22, 2022 (the “Closing Date”), the Company consummated the transactions in the Business Combination Agreement, dated December 9, 2021 (the “Business Combination Agreement” and the consummation of such transactions, the “Closing”), by and among CC Neuberger Principal Holdings II, a Cayman Islands exempted company (“CCNB”), the Company (at such time, Vector Holding, LLC, a Delaware limited liability company and wholly-owned subsidiary of CCNB), Vector Domestication Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Domestication Merger Sub”), Vector Merger Sub 1, LLC, a Delaware limited liability company and a wholly-owned subsidiary of CCNB (“G Merger Sub 1”), Vector Merger Sub 2, LLC, a Delaware limited liability company and a wholly-owned subsidiary of CCNB (“G Merger Sub 2”), Griffey Global Holdings, Inc., a Delaware corporation (“Legacy Getty”), and Griffey Investors, L.P., a Delaware limited liability company (the “Partnership”). On the day prior to the Closing Date, the Company statutorily converted from a Delaware limited liability company to a Delaware corporation (the “Statutory Conversion”). On the Closing Date, CCNB merged with and into Domestication Merger Sub, with Domestication Merger Sub surviving the merger as a wholly-owned direct subsidiary of the Company (the “Domestication Merger”). Following the Domestication Merger on the Closing Date, G Merger Sub 1 merged with and into Legacy Getty, with Legacy Getty surviving the merger as an indirect wholly-owned subsidiary of the Company (the “First Getty Merger”). Immediately after the First Getty Merger, Legacy Getty merged with and into G Merger Sub 2 with G Merger Sub 2 surviving the merger as an indirect wholly-owned subsidiary of the Company (the “Second Getty Merger” and together with the First Getty Merger, the “Getty Mergers” and, together with the Statutory Conversion and the Domestication Merger, the “Business Combination”).

Legacy Getty was incorporated in Delaware on September 25, 2012, and in October of the same year, indirectly acquired Getty Images, Inc.

Getty Images is a preeminent global visual content creator and marketplace. Through Getty Images, iStock, and Unsplash, we offer a full range of content solutions to meet the needs of any customer—no matter their size—around the globe, with over 507 million assets available through its industry-leading sites. New content and coverage is added daily, with 8-10 million new assets added each quarter and over 2.7 billion searches annually. The Company had more than 836,000 purchasing customers, with customers from almost every country in the world with websites in 23 languages bringing the world’s best content to media outlets, advertising agencies and corporations of all sizes and, increasingly, serving individual creators and prosumers.

In support of its content, Getty Images employs over 115 staff photographers and videographers, distributes the content of over 507,000 contributors and more than 300 premium content partners. Over 80,000 of our contributors are exclusive to the Company, creating content that can’t be found anywhere else. Each year, we cover more than 160,000 global events across news, sport and entertainment, providing a depth and breadth of coverage that is unmatched. Getty Images also maintains one of the largest and best privately-owned photographic archives in the world with over 135 million images across geographies, time periods and verticals.

Through our content and coverage, Getty Images moves the world — whether the goal is commercial or philanthropic, revenue-generating or society-changing, market-disrupting or headline-driving. Through our staff, our exclusive contributors and partners, and our expertise, data and research, Getty Images’ content grabs attention, sheds light, represents communities and reminds us of our history.

We offer comprehensive content solutions including a la carte (“ALC”) and subscription access to our pre- shot content and coverage, custom content and coverage solutions, digital asset management tools, data insights, research, and print offerings.

For over 27 years, Getty Images has embraced innovation; from analogue to digital, from offline to e-commerce, from stills to video, from single image purchasing to subscriptions, from websites to application programming interfaces (“APIs”). With quality content at the core of our offerings, we embrace innovation as a means to better service our existing customers and to reach new ones.

Creative

Creative, is comprised of royalty free (“RF”) photos, illustrations, vectors and videos, that are released for commercial use and cover a wide variety of commercial, conceptual and contemporary subjects, including lifestyle, business, science, health, wellness, beauty, sports, transportation and travel. This content is available for immediate use by a wide range of customers with a depth, breadth and quality allowing our customers to produce impactful websites, digital media, social media, marketing campaigns, corporate collateral, textbooks, movies, television and online video content relevant to their target geographies and audiences. We primarily source Creative content from a broad network of professional, semi-professional and amateur creators, many of whom are exclusive to Getty Images. We have a global creative team dedicated to providing briefing and art direction to our exclusive contributor community. Creative represents 63.4% and 64.9% of our revenue of which 47.1% and 41.4% is generated through our annual subscription products, for the nine months ended September 30, 2022 and 2021, respectively. Annual Subscription products include all products and subscriptions with a duration of 12 months or longer, Unsplash API and Custom Content.

Editorial

Editorial, is comprised of photos and videos covering the world of entertainment, sports and news. We combine contemporary coverage of events around the globe and have one of the largest privately held archives globally with access to images from the beginning of photography. We invest in a dedicated editorial team which includes over 115 staff photographers and videographers to generate our own coverage in addition to coverage from our network of primarily exclusive contributors and content partners. Editorial represents 35.1% and 33.4% of our revenue, of which 51.6% and 53.8% is generated through our annual subscription products, for the nine months ended September 30, 2022 and 2021, respectively. Annual Subscription products include all subscriptions with a duration of 12 months or longer.

Other

Other represents 1.6% and 1.7% of our revenue for the nine months ended September 30, 2022 and 2021, respectively. This includes music licensing, digital asset management and distribution services, print sales and data revenues.

We service a full range of customers through our industry-leading brands and websites:

Getty Images

Gettyimages.com offers premium creative content and editorial coverage, including video, with exclusive content, and customizable rights and protections. This site primarily serves larger enterprise agency, media and corporate customers with global customer support from our sales and service teams. Customers can purchase on an ALC basis or through our content subscriptions, including our “Premium Access” subscription, where we uniquely offer frictionless access across all of our content in one solution.

iStock

iStock.com is our budget-conscious e-commerce offering with access to creative stills and video, which includes exclusive content, to produce and maintain our customers’ visual communications. This site primarily serves small and mid- sized businesses (“SMB”), including the growing freelance market. Customers can purchase on an ALC basis or through a range of monthly and annual subscription options with access to an extensive amount of unique and exclusive content.

Unsplash

Unsplash.com is a platform offering free stock photo collections targeted to the high-growth prosumer and semi-professional creator segments. The Unsplash website reaches a significant and geographically diverse audience with 2021 monthly averages of more than 24 million users and 102 million image downloads. This acquisition, which closed on April 1, 2021, expanded our presence across the full spectrum of the world’s growing creative community.  On October 4, 2022, Unsplash launched Unsplash+, an unlimited subscription providing access to unique released content, in an ad-free environment and with expanded legal protections.

***

In addition to our websites, customers and partners can access and integrate our content, metadata and search capabilities via our APIs and through a range of mobile apps and plugins.

We are a critical intermediary between content suppliers and a broad set of customers. We compete against a broad range of stock licensing marketplaces, editorial news agencies, creative agencies, production companies, staff and freelance photographers and videographers, photo and video archives, freelance marketplaces and amateur content creators, creative tools and services and free sources. Getty Images’ unique offering and approach offers a strong value proposition to our customers and content contributors.

For customers:

●	We offer a comprehensive suite of content, purchase and licensing options and services to meet the needs of our customers, regardless of project requirements, needs or budgets.
●	Our content sourcing and production, rights oversight, websites and content distribution are all supported by a unique, scalable cloud-based unified platform with powerful artificial intelligence/machine learning and data addressing all customers at scale.
●	Customers can avoid the costly investment and environmental impact of producing content on their own. This can include costs incurred from staffing, travel and access, model and location, hardware and production, and editing.
●	Customers do not have to wait for content to be produced and distributed and can avoid the difficulties and pitfalls of searching across the internet to locate and negotiate for rights to license or use specific content. Our best-in-class, scaled infrastructure offers customers a one-stop shop for instant content access and maneuverability.
●	Customers licensing from Getty Images and iStock receive trusted copyright claim protections, model and property releases and the ability to secure the necessary clearances for their intended use of the content.

For content contributors:

●	Access to a marketplace that reaches almost every country in the world, across all customer categories and sizes and generated annual royalties in excess of $220 million for the trailing twelve months ended September 30, 2022.
●	We maintain a dedicated and experienced creative insights team focused on understanding changes in customer demand, the visual landscape, the authentic portrayal of communities and cultures, and the evolution of core creative concepts. We work closely with leading organizations to augment our proprietary research and understanding of communities and cultures to provide content with authentic depiction. We convey this research to our exclusive contributors via actionable insights allowing them to invest in and create content that accurately caters to changing consumer demand and up to date market trends.
●	Not only do we provide exclusive contributors with scaled access to end markets and proprietary information, but we also provide premium royalty rates. This allows our exclusive contributors and partners to confidently invest more into their productions with the potential to generate higher returns.
●	Partnering with Getty Images allows contributors to focus on content creation and avoid time and financial investment in the marketing, sales, distribution and management of their content.

Unsplash Acquisition

On April 1, 2021, we acquired the entirety of Unsplash, Inc. (“Unsplash”), in exchange for $89.2 million in net cash funded through existing cash on hand plus an additional earnout potential of approximately $20.0 million based on revenue targets over two and three years. With more than 102 million images downloaded every month, the Unsplash platform powers the creativity of tens of millions of users via the Unsplash website and thousands of partner integrations through the Unsplash API. Through the combination of the Getty Images, iStock and Unsplash brands, and their corresponding websites and APIs, Getty Images is uniquely positioned to reach and enable creativity and communications across the full spectrum of the world’s growing creative community.

Impact of COVID-19

The COVID-19 pandemic has and is significantly impacting economies around the world. During this time, ensuring that our customers continue to have access to our extensive library of visual content, including the latest global news coverage and exclusive images, and that our employees remain safe is of utmost importance.

During the height of the pandemic in 2020 and for the majority of 2021, our global event coverage was negatively impacted as a result of wide-spread, COVID-19 related government, event organizer or league shut down or postponement of sports and entertainment events, adversely impacting our paid assignment and editorial licensing revenues. We have taken steps to ensure our employees remain safe and healthy, including enabling our employees to work from home whenever possible and we have been able to effectively deliver our services remotely. While COVID-19 is having significant worldwide impact, we remain confident that we have the right team and have taken the right steps to allow us to get through this difficult time.

The economic uncertainty caused by COVID-19 has had an impact on our customers, which resulted in an unfavorable impact to our revenue and certain key performance indicators for the nine months ended September 30, 2021, to varying degrees geographically.  Due to the constantly changing and ongoing evolution of the COVID-19 pandemic and the impact on the operations of our customers, partners and contributors, we cannot predict with any level of certainty the impact on our business, financial condition, cash flows or results of operations, however, the COVID-19 pandemic had less of an impact on our financial results during the nine months ended September 30, 2022 than our prior reporting since the onset of the COVID-19 pandemic.

Russia and Ukraine Conflict

Getty Images does not maintain a direct business or employee presence within Russia or Ukraine. Our in-country presence is limited to our editorial staff covering the conflict and broader consequences. Revenues generated through e-commerce and third-party licensing of our content within Russia and Ukraine represent less than 1% of our business. We do work with creative contributors within Ukraine and Russia, of which, the majority are non-exclusive to Getty Images. We continue to license their content and are complying with all sanctions and trade rules.

Closing of the Business Combination

In connection with the Business Combination, on the Closing Date, Getty Images Holdings, Inc. issued, (a) an aggregate of 66,000,000 Class A Common Shares for aggregate gross proceeds of $660.0 million and (b). 20,000,000 Class A Common Shares and 3,750,000 Forward Purchase Warrants for an aggregate purchase price of $200 million. The foregoing transactions resulted in aggregate gross proceeds to the Company of approximately $864.2 million, which included approximately $4.2 million remaining in the trust account. The Company used the proceeds, in addition to cash on hand, to repay a portion of its outstanding indebtedness and retire the Redeemable Preferred Stock of Legacy Getty. Each option to purchase shares of common stock of Legacy Getty (whether vested or unvested) was converted into a comparable option to purchase shares of Class A common stock of Getty Images.

In addition to the consideration paid at Closing, in the third quarter of 2022, in accordance with the Business Combination Agreement, the Company issued 58,999,956 shares of Class A common stock (Earn-Out Shares) to certain equity holders of Legacy Getty.

Key Performance Indicators (KPI)

The Key Performance Indicators outlined below are the metrics that provide management with the most immediate understanding of the drivers of business performance and our ability to deliver shareholder return, track to financial targets and prioritize customer satisfaction. Note, KPI comparisons to periods prior to trailing twelve-months September 30, 2022 reflect some COVID-19 impact.

Beginning with the three months ended September 30, 2022, the Company made two changes to its reporting that has some impact on reported KPI’s. First, activity for LATAM, Turkey and Israel which was previously excluded from these metrics is now included due to completion of a system migration.  Additionally, starting this quarter, the method by which we aggregate our customer accounts was updated to better align with our internal sales CRM system. We have not restated historical periods given the immaterial impact to the KPI’s, except for LTM total active annual subscribers and LTM annual subscriber revenue retention rate for which the legacy reporting format is detailed below.

	Last Twelve Months Ended September 30,
	2022	2021
LTM total purchasing customers (thousands)	837	766
LTM total active annual subscribers (thousands)	107	70
LTM paid download volume (millions)1	94	87
LTM annual subscriber revenue retention rate	103.0%	102.3%
Image collection (millions)	484	450
Video collection (millions)	23	19
LTM video attachment rate2	12.7%	12.1%

1 Excludes downloads from Editorial Subscriptions, Editorial feeds and certain API structured deals, including bulk unlimited deals. Excludes downloads starting in LTM Q3’22 tied to a two-year deal signed with Amazon in July 2022, as the magnitude of the potential download volume over the deal term could result in significant fluctuations in this metric without corresponding impact to revenue in the same period.

2 The underlying calculation of this metric was changed versus previously reported metrics. This change was made to exclude the impact of downloader activity from our free trial subscriptions which are skewed entirely to stills-only content.

Total purchasing customers is the count of total customers who made a purchase within the reporting period based on billed revenue. This metric provides management and investors with an understanding of both how we are growing our purchasing customer base and combined with revenue, an understanding of our average revenue per purchasing customer. This metric differs from total customers which is a count of all downloading customers, irrespective of whether they made a purchase in the period. The increase in total purchasing customers during the last twelve months (“LTM”) ended September 30, 2022 as compared to the LTM ended September 30, 2021 reflects growth in new customers, consistency of purchasing patterns of our existing customers and our ability to produce relevant content for our customers.

Total active annual subscribers is the count of customers who were on an annual subscription product during the LTM reporting period. This metric provides management and investors with visibility into the rate at which we are growing our annual subscriber base and is highly correlated to the percentage of our revenue that comes from annual subscription products. Growth in annual subscribers reflects the Company’s deliberate focus on expanding its subscription offerings for customers to provide comprehensive content solutions across all price points. Absent the reporting changes noted above, LTM total active annual subscribers under legacy reporting would have been 100 thousand, up 43% year on year.

Paid download volume is a count of the number of paid downloads by our customers in the reported period. This metric informs both management and investors about the volumes at which customers are engaging with our content over time. Growth in paid download volumes is a signal that our content is meeting the evolving needs of our customers. Paid download volume increased in the LTM period ended September 30, 2022, as compared to the LTM period ended September 30, 2021.

Annual subscriber revenue retention rate calculates retention of total revenue for customers on an annual subscription products, comparing the customer’s total billed revenue (inclusive of both annual subscription and non-annual subscription products) in the LTM period to the prior twelve month period. For example, LTM annual subscriber booked revenue (the amount of revenue invoiced to customers) for the period ended September 30, 2022 was 103.0% of revenue from these customers in the period ended September 30, 2021. Revenue retention rate informs management and investors on the degree to which we are maintaining or growing revenue from our annual subscriber base. As we continue to focus on growing subscriptions as percentage of total revenue, revenue retention for these customers is a key driver of the predictability of our financial model with respect to revenue. LTM annual subscriber revenue retention rate increased for the period ended September 30, 2022, as compared to the period ended September 30, 2021. Absent the reporting changes noted above, LTM annual subscriber retention rate under legacy reporting would have been 101.0%.

Image and Video collection is a count of the total images and videos in our content library as of the reporting date. Management and investors can view growth in the size, both depth and breadth, of the content library as an indication of our ability to continue to expand our content offering with premium, high quality, contemporary content to meet the evolving needs of our customers. Image and video collections increased during the period ending September 30, 2022 as compared to the period ending September 30, 2021.

Video attachment rate is a measure of the percentage of total paid customer downloaders who are video downloaders. Customer demand for video content continues to grow and represents a significant opportunity for revenue growth for Getty Images. The video attachment rate provides management and investors with an indication of our customers’ level of engagement with our video content offering. Our expansion of video across our subscription products is focused on further increasing the attachment rate over time. The increase in video attachment rates from the LTM period ending September 30, 2021 to the period ending September 30, 2022 reflects the increase in video demand from our customers.

Executive summary

Revenue

We generate revenue by licensing content to customers through multiple license models and purchase options, as well as by providing related services to our customers. The key image licensing model in the pre-shot market is RF. Content licensed on a RF basis is subject to a standard set of terms, allowing the customer to use the image for an unlimited duration and without limitation on the use or application. Within our video offering, we also offer a licensing model known as Rights-Ready. The Rights-Ready model offers a limited selection of broader usage categories, thus simplifying the purchase process.

In addition to licensing imagery and video, we also generate revenue from custom content solutions, photo and video assignments, music content in some of our subscriptions, print sales, data licensing and licensing our digital asset management systems to help customers manage their owned and licensed digital content.

References to “reported revenue” in this discussion and analysis are to our revenue as reported in our historical audited consolidated financial statements for the relevant periods and reflect the effect of changes in foreign currency exchange rates. References to “currency neutral” (“Currency Neutral” or “CN”) revenue growth (expressed as a percentage) in this section refer to our revenue growth (expressed as a percentage), excluding the effect of changes in foreign currency exchange rates. See “— Non-GAAP Financial Measures” for additional information regarding Currency Neutral revenue growth (expressed as a percentage).

Cost of revenue (exclusive of depreciation and amortization shown separately below)

The ownership rights to the majority of the content we license are retained by the owners, and licensing rights are provided to us by a large network of content suppliers. When we license content entrusted to us by content suppliers, we pay royalties to them at varying rates depending on the license model and the use of that content that our customers select. Suppliers who choose to work with us under contract typically receive royalties of 20% to 50% of the total license fee we charge customers, depending on the basis on which their content is licensed by our customers. We also own the copyright to certain content in our collections (wholly-owned content), including content produced by our staff photographers for our editorial product, for which we do not pay any third-party royalties. Cost of revenue includes certain costs of our assignment photo shoots, but excludes amortization associated with creating or buying content. Cost of revenue consists primarily of royalties owed to content contributors, comprised of photographers, filmmakers, third-party companies that license their collection of content through us (“Image Partners”) and third party music content providers. We expect our cost of revenue as a percentage of revenue to vary modestly based on changes in revenue mix by product, as royalty rates vary depending on license model and use of content.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) primarily consists of staff costs, marketing expense, occupancy costs, professional fees and other general operating charges. We expect our selling, general and administrative expenses to increase in absolute dollars but remain relatively constant as a percentage of revenue in the near term. Absolute dollar spending will increase as we continue to expand our operations and hire additional personnel to support our growth, in addition to incurring incremental expenses to comply with the additional requirements of being a public company. Lastly, we expect our marketing to increase in absolute dollars but to stay relatively constant as a percentage of revenue. However, the Company will continue to evaluate opportunities to incrementally invest in marketing as may be appropriate.

Depreciation

Depreciation expense consists of internally developed software, content and equipment depreciation. We record property and equipment at cost and reflect Balance Sheet balances net of accumulated depreciation. We record depreciation expense on a straight-line basis. We depreciate leasehold improvements over the shorter of the respective lives of the leases or the useful lives of the improvements.

We expect depreciation expense to remain stable as we continue to innovate and invest in the design, user experience and performance of our websites.

Amortization

Amortization expense consists of the amortization of intangible assets related to acquired customer relationships, trademarks and other intangible assets. We expect amortization expense to decrease in the coming years as some of our intangibles become fully amortized.

Factors affecting results of operations

A shift in the product mix of our revenue may affect our overall cost of revenue as a percentage of revenue. Our revenues and profitability are also subject to fluctuations in foreign exchange rates. The weakening or strengthening of our reporting currency, the U.S. dollar, during any given period as compared to currencies that we collect revenues in, most notably, the Euro and British pound, impacts our reported revenues.

Our future financial condition and results of operation will also be dependent upon various factors that generally affect the digital content industry, including the general trends affecting the media, marketing and advertising customer bases that we target. In addition, our financial condition and results of operation will continue to be affected by factors that affect internet commerce companies and by general macroeconomic factors such as the global uncertainty caused by, among other things, the COVID-19 pandemic, the military conflict between Russia and Ukraine, high interest rates, high inflation and labor shortages.

Results of Operations

Consolidated statements of operations

	Three Months				Nine Months Ended
(In thousands)	Ended September 30,		increase (decrease)		September 30,		increase (decrease)
	2022	2021	$ change	% change	2022	2021	$ change	% change
Revenue	$230,474	$237,021	$(6,547)	(2.8)%	$694,778	$679,635	$15,143	2.2%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	64,040	62,598	1,442	2.3%	191,052	183,142	7,910	4.3%
Selling, general and administrative expense	91,571	94,459	(2,888)	(3.1)%	280,255	273,929	6,326	2.3%
Depreciation	12,407	12,720	(313)	(2.5)%	37,298	38,551	(1,253)	(3.3)%
Amortization	11,566	12,471	(905)	(7.3)%	35,676	37,025	(1,349)	(3.6)%
Other operating expense (income), net	532	(223)	755	NM	4,096	(373)	4,469	NM
Operating expense	180,116	182,025	(1,909)	(1.0)%	548,377	532,274	16,103	3.0%
Income from operations	50,358	54,996	(4,638)	(8.4)%	146,401	147,361	(960)	(0.7)%
Interest expense	(29,397)	(31,006)	1,609	(5.2)%	(88,983)	(92,173)	3,190	(3.5)%
Gain on fair value adjustment for swaps and foreign currency exchange contract - net	5,672	3,728	1,944	52.1%	22,777	12,493	10,284	82.3%
Unrealized foreign exchange gains - net	33,671	14,243	19,428	136.4%	71,905	26,922	44,983	167.1%
Loss on extinguishment of debt	(2,693)	—	(2,693)	NM	(2,693)	—	(2,693)	NM
Loss on fair value adjustment for warrant liabilities	(161,339)	—	(161,339)	NM	(161,339)	—	(161,339)	NM
Other non-operating (expense) income, net	(3,763)	157	(3,920)	NM	(3,408)	457	(3,865)	NM
Total other expense	(157,849)	(12,878)	(144,971)	NM	(161,741)	(52,301)	(109,440)	209.3%
(Loss) Income before income taxes	(107,491)	42,118	(149,609)	NM	(15,340)	95,060	(110,400)	NM
Income tax expense	(10,625)	(8,489)	(2,136)	25.2%	(38,974)	(19,162)	(19,812)	103.4%
Net (Loss) income	$(118,116)	$33,629	$(151,745)	NM	$(54,314)	$75,898	$(130,212)	NM

NM - Not meaningful

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table presents our results of operations for the periods indicated:

Revenue by product

	Three Months Ended
(In thousands)	September 30,				increase / (decrease)
	2022	% of revenue	2021	% of revenue	$ change	% change	CN % change
Creative	145,238	63.0%	148,426	62.6%	(3,188)	(2.1)%	3.2%
Editorial	81,845	35.5%	84,393	35.6%	(2,548)	(3.0)%	3.1%
Other	3,391	1.5%	4,202	1.8%	(811)	(19.3)%	(14.5)%
Total revenue	$230,474	100.0%	$237,021	100.0%	$(6,547)	(2.8)%	2.8%

Certain prior year amounts have been reclassified to conform to the current year presentation.

Consolidated Revenue. For the three months ended September 30, 2022, reported revenue was $230.5 million as compared to reported revenue of $237.0 million three months ended September 30, 2021. On a reported basis, revenue decreased by 2.8% (increased 2.8% CN) for the three months ended September 30, 2022. Foreign exchange movements have negatively impacted reported revenue growth for the three months ended September 30, 2022 by 560 basis points, largely driven by the strengthening dollar relative to the EUR and GBP.

Creative. In Creative, revenue decreased on a reported basis 2.1% (increased 3.2% CN) for the three months ended September 30, 2022 as compared to the same period in 2021. At the product level, decreases for the three-month period included Premium Royalty Free ALC (decreased $5.0 million) and iStock monthly subscriptions and ALC credit sales (decreased $3.8 million), which was largely due to our continued focus on driving customers to our committed solutions. Increases were led by our Premium Access subscription like product (increased $2.4 million) and iStock annual subscriptions (increased $2.8 million). Absent the currency impact within the quarter, the annual subscriptions grew across all product offerings with additional growth contribution from Unsplash, more than offsetting the declines within our ALC products.

Editorial. In Editorial, revenue decreased on a reported basis 3.0% (increased 3.1% CN) for the three months ended September 30, 2022. Major events such as the Tokyo Olympics and UEFA Euros in the third quarter of 2021 helped to drive a record high revenue quarter for Sport in Q3 2021 when compared to the current quarter (decreased $5.1 million). Offsetting increases were seen in Entertainment (increased $2.1 million) and Archive (increased $1.4 million).

Other. This category includes music licensing, digital asset management and distribution services, print sales, and data licensing revenues. Revenue for the three months ended September 30, 2022 from our Other products decreased on a reported basis by 19.3% (14.5% CN) compared to the same period in 2021. The decrease for the three months ended September 30, 2022 was driven by print sales (decrease of $1.1 million), which was partially offset by music licensing (increased by $0.3 million).

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue for the three months ended September 30, 2022 was $64.0 million (27.8% of revenue) compared to $62.6 million (26.4% of revenue) in the same prior year period. The increase in cost of revenue as a percentage of revenue compared to the prior period was due primarily to revenue mix by product. Generally, cost of revenue rates vary modestly period over period based on changes in revenue mix by product, as royalty rates vary depending on the license model and use of content.

Selling, general and administrative expense. Reported SG&A expense decreased by $2.9 million or 3.1% (increased 0.9% CN) for the three months ended September 30, 2022 as compared to the same period in 2021. SG&A fluctuations from the prior period were driven by a decrease of $3.0 million related to staff costs. The decrease was largely driven by a reduction in bonus expense from the prior year period.

Depreciation expense. For the three months ended September 30, 2022, depreciation expense was $12.4 million which was in line with the prior year period.

Amortization expense. For the three months ended September 30, 2022, amortization expense was $11.6 million which was in line with the prior year period.

Other operating expense (income) - net. We recognized insignificant amounts of other operating expense (income), net for the three months ended September 30, 2022 and 2021.

Interest expense. We recognized interest expense of $29.4 million and $31.0 million for the three months ended September 30, 2022 and September 30, 2021, respectively. Our interest expense primarily consists of interest charges on our outstanding U.S. dollar and Euro term loans (the “Term Loans”), $300.0 million of Senior Unsecured Notes (the “Senior Notes”), and the unused portion of our revolving credit facility as well as the amortization of original issue discount on our term loans and amortization of deferred debt financing fees.

Fair value adjustment for swaps and foreign currency exchange contract - net. We recognized fair value adjustment gains for our swaps and foreign currency exchange contracts, net of $5.7 million for the three months ended September 30, 2022, compared with net gains of $3.7 million for the three months ended September 30, 2021. Gains and losses are driven by changes in interest and foreign exchange rates, relative to the rates in our derivatives.

Unrealized Foreign exchange gains - net. We recognized foreign exchange gains, net of $33.7 million for the three months ended September 30, 2022, compared with gains of $14.2 million for the three months ended September 30, 2021. These changes are primarily driven by fluctuations in the EUR related to our EUR Term Loans.

Loss on extinguishment of debt. The Company utilized proceeds from the Business Combination along with cash on hand to repay $300.0 million of outstanding indebtedness on its USD Term Loans. The loss on debt extinguishment represents the acceleration of the issuance costs and debt discount.

Net loss on fair value adjustment of warrant liability. For the three months ended September 30, 2022 there was a loss on fair value of our warrant liability of $161.3 million. There was no such warrant liability in the prior year period.

Other non-operating (expense) income - net. We recognized other non-operating expense, net of $3.8 million and income of $0.2 million for the three months ended September 30, 2022 and September 30, 2021, respectively. The increase from the prior year period relates to the transaction costs that were allocated to the fair value of the warrant liability, which were expensed upon the Closing of the Business Combination.

Income tax expense. The Company’s income tax expense increased by $2.1 million to an expense of $10.6 million for three months ended September 30, 2022, as compared to an expense of $8.5 million for the three months ended September 30, 2021. The Company’s effective income tax rate for the three months ended September 30, 2022 is (9.9%), compared to 20.2% for the three months ended September 30, 2021. The increase in tax expense compared to the prior year is primarily due to changes in pre-tax income (loss) and nondeductible net loss on fair value adjustment for warrant liabilities in current year.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table presents our results of operations for the periods indicated:

Revenue by product

	Nine Months Ended
(In thousands)	September 30,				increase / (decrease)
	2022	% of revenue	2021	% of revenue	$ change	% change	CN % change
Creative	440,305	63.4%	441,190	64.9%	(885)	(0.2)%	3.9%
Editorial	243,543	35.1%	226,902	33.4%	16,641	7.3%	11.9%
Other	10,930	1.6%	11,543	1.7%	(613)	(5.3)%	(1.9)%
Total revenue	$694,778	100.0%	$679,635	100.0%	$15,143	2.2%	6.4%

Certain prior year amounts have been reclassified to conform to the current year presentation.

Consolidated Revenue. For the nine months ended September 30, 2022, reported revenue was $694.8 million as compared to reported revenue of $679.6 million for the nine months ended September 30, 2021. On a reported basis, revenue increased by 2.2% (6.4% CN) for the nine months ended September 30, 2022. Foreign exchange movements have negatively impacted reported revenue growth for the nine months ended September 30, 2022 by 420 basis points, largely driven by the strengthening dollar relative to the EUR and GBP.

Creative. In Creative, revenue decreased on a reported basis 0.2% (increased 3.9% CN) for the nine months ended September 30, 2022. The decrease for the current nine month period was driven largely by our Premium Royalty Free ALC product (decreased $14.5 million), which was largely due to our continued focus on driving customers to our committed solutions. This decrease was partially offset by our Premium Access subscription like product, which showed growth compared to the prior nine-month period (increased $12.1 million). Absent the currency impact within the quarter, the annual subscriptions grew across all product offerings with additional growth from Unsplash, more than offsetting the declines within our ALC products.

Editorial. In Editorial, revenue increased on a reported basis 7.3% (11.9% CN) for the nine months ended September 30, 2022. The increase was seen across assignments (increased $8.7 million), ALC (increased $4.4 million) and our editorial subscription and Premium Access offerings (increased $3.6 million). These increases were primarily driven by Entertainment (from the COVID-19 recovery we have seen since 2021) and Sport (which has grown beyond the pre-COVID periods and has performed at historically high levels during the period).

Other. This category includes music licensing, digital asset management and distribution services, print sales, and data licensing revenues. Revenue for the nine months ended September 30, 2022 from our Other products decreased on a reported basis by 5.3% (1.9% CN). The decrease was driven by print sales (decrease of $1.9 million); which was partially offset by music licensing (increased $0.5 million) and our digital asset management and distribution services (increased by $0.8 million).

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue for the nine months ended September 30, 2022 was $191.1 million (27.5% of revenue) compared to $183.1 million (26.9% of revenue) in the prior year period. The increase in cost of revenue as a percentage of revenue compared to the prior period was due primarily to revenue mix by product. Generally, cost of revenue rates vary modestly period over period based on changes in revenue mix by product, as royalty rates vary depending on the license model and use of content.

Selling, general and administrative expense. Reported SG&A expense increased by $6.3 million or 2.3% (5.1% CN) for the nine months ended September 30, 2022. SG&A fluctuations from the prior period include the following:

●	increase in marketing spend of 8.7% ($3.3 million) for the nine months ended September 30, 2022. For the nine months ended September 30, 2022, marketing spend as a percentage of sales increased to 6.0% from the nine months ended September 30, 2021 ratio of 5.6%. These increases were due primarily to increased spend in digital marketing as we continue to invest in growth markets.
●	increase in computer related expenses of $2.6 million for the nine months ended September 30, 2022. The increase is due primarily to our continued growth and related cloud storage needs.
●	increase in professional fees of $1.3 million for the nine months ended September 30 2022. The increase is largely due to fees associated with our public company readiness efforts.
●	increases were also seen in insurance expense ($0.9 million), other taxes ($0.9 million), travel and entertainment ($0.7 million) and HR related costs ($0.6 million).
●	decrease of $3.6 million related to staff costs for the nine months ended September 30, 2022. The decrease was largely due to a reduction in bonus expense, which was partially offset by an increase in salaries and wages, driven by our annual raise cycle.
●	decrease of $1.0 million related to occupancy costs (primarily rent expense), as we continue to evaluate our office space needs now and into the future.

Depreciation expense. For the nine months ended September 30, 2022, depreciation expense was $37.3 million which was in line with the prior year period.

Amortization expense. For the nine months ended September 30, 2022, amortization expense was $35.7 million which was in line with the prior year period.

Other operating expense (income) - net. For the nine months ended September 30, 2022, the increase in other operating expense, net from the prior period was $4.5 million. The increase in expense was driven by the abandonment of some of our office space in North America as we continue to evaluate our global office space needs.

Interest expense. We recognized interest expense of $89.0 million and $92.2 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. Our interest expense primarily consists of interest charges on our outstanding Term Loans, Senior Notes, and the unused portion of our revolving credit facility as well as the amortization of original issue discount on our term loans and amortization of deferred debt financing fees.

Fair value adjustment for swaps and foreign currency exchange contract - net. We recognized fair value adjustment gains for our swaps and foreign currency exchange contracts, net of $22.8 million for the nine months ended September 30, 2022, compared with net gains of $12.5 million for the nine months ended September 30, 2021. Gains and losses are driven by changes in interest and foreign exchange rates, relative to the rates in our derivatives.

Unrealized Foreign exchange gains - net. We recognized foreign exchange gains, net of $71.9 million for the nine months ended September 30, 2022, compared with gains of $26.9 million for the nine months ended September 30, 2021. These changes are primarily driven by fluctuations in the EUR related to our EUR Term Loans.

Loss on extinguishment of debt. The Company utilized proceeds from the Business Combination along with cash on hand to repay $300.0 million of outstanding indebtedness on its USD Term Loans. The loss on debt extinguishment represents the acceleration of the issuance costs and debt discount.

Net loss on fair value of warrant liability. For the nine months ended September 30, 2022 there was a net loss on fair value of our warrant liability of $161.3 million. There was no such warrant liability in the prior year period.

Other non-operating (expense) income - net. We recognized other non-operating expense, net of $3.4 million and income of $0.5 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. The increase from the prior year period relates to the transaction costs that were allocated to the fair value of the warrant liability, which were expensed upon the Closing of the Business Combination.

Income tax expense. The Company’s income tax expense increased by $19.8 million to an expense of $39.0 million for the nine months ended September 30, 2022, as compared to an expense of $19.2 million for the nine months ended September 30, 2021. The Company’s effective income tax rate for the nine months ended September 30, 2022 is (254.1%), compared to 20.2% for the nine months ended September 30, 2021. The increase in tax expense compared to the prior year is primarily due to changes in pre-tax income (loss), nondeductible net loss on fair value adjustment for warrant liabilities in current year, and a release of uncertain tax position reserves in 2021.

Non-GAAP Financial Measures

In addition to our results determined in accordance with generally accepted accounting principles in the United States (“GAAP”), we believe the non-GAAP measures of Currency Neutral (CN) revenue growth (expressed as a percentage) and Adjusted Earnings Before, Interest, Taxes, Depreciation, and Amortization (“EBITDA”) are useful in evaluating our operating performance. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance and assists in comparisons with other companies, some of which use similar non-GAAP information to supplement their GAAP results. The non-GAAP financial information is presented for supplemental informational purposes only, and should not be considered a substitute for financial information presented. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most comparable GAAP financial measures.

Currency Neutral Revenue

Currency Neutral revenue growth (expressed as a percentage) excludes the impact of fluctuating foreign currency values pegged to the U.S. dollar between comparative periods by translating all local currencies using the current period exchange rates. We consistently apply this approach to revenue for all countries where the functional currency is not the U.S. dollar. We believe that this presentation provides useful supplemental information regarding changes in our revenue not driven by fluctuations in the value of foreign currencies.

Adjusted EBITDA

A reconciliation is provided below to the most comparable financial measure stated in accordance with GAAP. We define Adjusted EBITDA Margin as the ratio of Adjusted EBITDA to revenue.

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(118,116)	$33,629	$(54,314)	$75,898
Add/(less) non-GAAP adjustments:
Depreciation and amortization	23,973	25,191	72,974	75,576
Other operating expense (income) - net	532	(223)	4,096	(373)
Interest expense	29,397	31,006	88,983	92,173
Fair value adjustments, foreign exchange and other non operating (expense) income [1]	(35,580)	(18,128)	(91,274)	(39,872)
Loss on extinguishment of debt	2,693	—	2,693	—
Net loss on fair value adjustment for warrant liabilities	161,339	—	161,339	—
Income tax expense	10,625	8,489	38,974	19,162
Stock based compensation expense	2,805	1,625	5,937	4,826
Adjusted EBITDA	$77,668	$81,589	$229,408	$227,390
Net (loss) income margin	(51.2)%	14.2%	(7.8)%	11.2%
Adjusted EBITDA Margin	33.7%	34.4%	33.0%	33.5%

(1) Fair value adjustments for our swaps and foreign currency exchange contracts, foreign exchange gains (losses) and other insignificant non-operating related (expenses) income.

Liquidity and Capital Resources

Our sources of liquidity are our existing cash and cash equivalents, cash provided by operations and amounts available under our revolving credit facility. As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents of $71.9 million and $186.3 million, respectively, and availability under our revolving credit facility, which expires in February 2024, of $80.0 million. Our principal liquidity needs include debt service and capital expenditures, as well as those required to support working capital, internal growth, and strategic acquisitions and investments. Deferred revenue represents the majority of our current liabilities, which given its nature is not expected to require cash settlement.

Future cash needs

We expect to fund our ordinary course operating activities from existing cash and cash flows from operations and believe that these sources of liquidity will be sufficient to fund our ordinary course operations and other planned investing activities for at least the next 12 months and thereafter for the foreseeable future. From time to time, we may evaluate potential acquisitions, investments and other growth and strategic opportunities. While we believe we have sufficient liquidity to fund our ordinary course operations for the foreseeable future, our sources of liquidity could be affected by current and future difficult economic conditions, payment of certain restructuring costs, reliance on key personnel, international risks, intellectual property claims, the resolution of pending or future tax audits or other factors described herein under “Potential Liability and Insurance” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

We may, from time to time, incur or increase borrowings under the revolving credit facility or issue new debt securities, if market conditions are favorable, to meet our future cash needs or to reduce our borrowing costs. We or our affiliates from time to time consider potential transactions intended to rationalize our consolidated balance sheet. In connection with any such transactions, we may, among other things, seek to retire our outstanding notes or loans through cash purchases and/or exchanges for equity or other securities, in open market purchases, privately negotiated transactions, tenders or otherwise. Such repurchases, exchanges, or other transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The Company became a public reporting company as a result of the closing of the Business Combination on July 22, 2022. The net proceeds from the Business Combination were primarily used to reduce debt of the Company and therefore reduce our borrowing costs starting in the second half of 2022.

The Business Combination resulted in aggregate gross proceeds to the Company of approximately $864.2 million. As a result of the Business Combination, the previously outstanding Redeemable Preferred Stock of Legacy Getty was redeemed in full through a combination of a cash payment of approximately $615.0 million and 15,000,000 shares of the Company’s Class A common stock with a fair value at issuance of $140.2 million. Additionally, the Company used $300.0 million of cash to repay a portion of its outstanding indebtedness related to the USD Term Loans, which when combined with the retirement of the preferred shares, will result in a reduction of approximately $1.1 billion of balance sheet obligations.

Our liquidity may also be adversely affected by the resolution of pending or future tax audits. We may be subject to tax liabilities in excess of amounts reserved for liabilities for uncertain tax positions on our condensed consolidated balance sheets. In addition, certain jurisdictions in which we have current open tax audits require taxpayers to pay assessed taxes in advance of contesting, whether by way of litigation or appeal, an adverse determination or assessment by the relevant taxing authority. The amount of any such advance payment depends upon the amount in controversy and may be material, and payment of any such amount could adversely affect our liquidity. A jurisdiction that collects any such advance payment generally will repay such amounts if we ultimately prevail in the related litigation or appeal. See “Note 10 — Commitments and Contingencies” and “Note 17 — Income Taxes” to Legacy Getty’s December 31, 2021 audited consolidated financial statements, including the S-1 Registration Statement, for additional discussions of our pending tax audits and our uncertain tax positions and risks related thereto.

Cash Flows

	Nine Months Ended
	September 30,		increase (decrease)
(Dollars in thousands)	2022	2021	$ change	% change
Net cash provided by operating activities	$129,173	$129,584	$(411)	(0.3)%
Net cash used in investing activities	$(48,034)	$(125,992)	$77,958	61.9%
Net cash used in financing activities	$(178,633)	$(14,849)	$(163,784)	NM
Effects of exchange rate fluctuations	$(17,633)	$(1,550)	$(16,083)	NM

NM - Not meaningful

Cash provided by operating activities was $129.2 million for the nine months ended September 30, 2022 as compared to cash provided by operating activities of $129.6 million for the nine months ended September 30, 2021. Net cash provided by operating activities for the nine months ended September 30, 2022 is primarily due to net loss of $54.3 million adjusted for noncash expenses of $196.9 million and a decrease in accrued expenses of $14.6 million.

Our investing activities used $48.0 million and $126.0 million in cash during the nine months ended September 30, 2022 and 2021, respectively, which was used in part to acquire property and equipment. The property and equipment is mainly related to internal software development as we continue to innovate and invest in the design, user experience and performance of our websites. In addition, on April 1, 2021, we acquired Unsplash Inc. in exchange for $89.2 million in net cash plus an additional earnout potential of approximately $20.0 million based on revenue targets over two and three years, funded through existing cash on hand.

For the nine months ended September 30, 2022 and 2021, our financing activities used $178.6 million and $14.8 million of cash, respectively. Financing activities for the nine months ended September 30, 2022 primarily relate to the Business Combination, including cash contributions ($864.2 million) which were used to pay equity issuance costs ($104.0 million), retire our Redeemable Preferred Stock ($615.0 million) and prepay a portion of our USD Term Loans ($300.0 million). Additionally, during the six months ended June 30, 2022, the Unsplash Inc. Two-Year Earnout was achieved and was paid during the three months ended September 30, 2022 ($10.0 million).

Contractual obligations, guarantees and other potentially significant uses of cash

A summary of contractual cash obligations as of December 31, 2021 were as follows:

			2026 and
(Dollars in thousands)	2022-2023	2024-2025	thereafter	Total
Long-term indebtedness, including current portion and interest	$248,290	$248,309	$1,785,376	$2,281,975
Operating lease obligations[1]	26,089	24,076	32,745	82,910
Minimum royalty guarantee payments to suppliers of content[2]	83,028	62,100	29,493	174,621
IT Commitments	5,946	—	—	5,946
Other commitments	4,224	—	—	4,224
Total	$367,577	$334,485	$1,847,614	$2,549,676

1 Offsetting operating lease payments will be immaterial receipts for subleased facilities.

2 Offsetting the minimum royalty guarantee payments to content suppliers will be minimum guaranteed receipts from content suppliers.

The table above excludes the estimated the fair value of the contingent consideration relating to the acquisition of Unsplash of $4.9 million as of September 30, 2022 (the “Contingent Consideration”) as the payout is not certain. See “Note 6 — Fair Value of Financial Instruments” within the condensed consolidated financial statements included elsewhere in this report for additional information.

As of September 30, 2022, we signed a new lease for office space effective as of March 2022, which increased our commitments by $8.4 million through August of 2032. The lease for the existing space the Company occupied was expiring.

As discussed in “Note 11 — Debt” within the condensed consolidated financial statements included elsewhere in this report, the principle prepayment of $300.0 million was applied against the quarterly installments of $2.6 million and the remaining balance on the USD Term Loan is due at maturity. The Company may continue to pay installments at its discretion.

There were no other material changes to the commitments since December 31, 2021.

Capital expenditures

We have historically had a predictable level of capital expenditures, a significant portion of which has been discretionary and growth-related. Our capital expenditures have generally consisted of costs related to imagery and other content creation, capitalized labor for development of software, purchased computer hardware, and leasehold improvements. Content creation capital expenditures include capitalized internal and external labor for ingesting and editing creative content, image acquisition, buying image collections from photographers or Image Partners, and cameras, lenses and miscellaneous imaging equipment primarily for our editorial operations. Software includes computer software developed for internal use and consists of internal and external costs incurred during the application development stage of software development and costs of upgrades or enhancements that result in additional software functionality.

Off-balance sheet arrangements

From time to time, we may issue small amounts of letters of credit to provide credit support for leases, guarantees, and contractual commitments. The fair values of the letters of credit reflect the amount of the underlying obligation and are subject to fees competitively determined in the marketplace. As of September 30, 2022 and September 30, 2021, we had no material letters of credit outstanding or other off-balance sheet arrangements except for operating leases entered into in the normal course of business.

Effects of inflation and changing prices

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business and adversely affect our financial condition and results of operations.

Potential Liability and Insurance

We indemnify certain customers from claims related to alleged infringements of the intellectual property rights of third parties or misappropriation of publicity or personality rights of third parties, such as claims arising from copyright infringement or failure to secure model and property releases for images we license if such a release is required. The standard terms of these indemnifications require us to defend those claims upon notice and pay related damages, if any. We typically mitigate this risk by requiring all uses of licenses to be within the scope of our licenses, and by securing necessary model and property releases for Creative Stills content and by contractually requiring contributing photographers and other content partners to do the same prior to submitting any content to us, and by limiting damages/liability in certain circumstances. Additionally, we require all contributors and Image Partners, as well as companies that are potential acquisition targets to warrant that the content licensed to or purchased by us does not and will not infringe upon or misappropriate the rights of third parties. We also require contributing photographers, Image Partners and other content partners and sellers of businesses or image collections that we have purchased to indemnify us in certain circumstances where a claim arises in relation to an image they have provided or sold to us. Image Partners and other content partners are also typically required to carry insurance policies for losses related to such claims and individual contributors are encouraged to carry such policies and we have insurance policies to cover litigation costs for such claims. We will record liabilities for these indemnifications if and when such claims are probable and the range of possible payments and available recourse from content partners can be estimated, as applicable. Historically, the exposure to such claims has been immaterial, as were the recorded liabilities for intellectual property infringement at September 30, 2022 and 2021. As such, management believes the estimated fair value of these liabilities is minimal.

In the ordinary course of business, we also enter into certain types of agreements that contingently require us to indemnify counterparties against third-party claims. These may include:

●	agreements with vendors and suppliers, under which we may indemnify them against claims arising from our use of their products or services;
●	agreements with customers other than those licensing images, under which we may indemnify them against claims and uncollectible trade accounts receivable arising from their use of our products or services in their markets;
●	agreements with agents, delegates and distributors, under which we may indemnify them against claims arising from their distribution of our products or services;
●	real estate and equipment leases, under which we may indemnify lessors against third-party claims relating to use of their property;
●	agreements with directors and officers, under which we indemnify them to the full extent allowed by Delaware law against claims relating to their service to us; and
●	agreements with purchasers of businesses we have sold, under which we may indemnify the purchasers against claims arising from our operation of the businesses prior to sale.

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because management does not believe a liability is probable, no related liabilities were recorded at September 30, 2022 and 2021. We are subject to a variety of claims and suits that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties and management’s judgment about these matters may change in the future. Additionally, we hold insurance policies that mitigate potential losses arising from certain indemnifications, and historically, significant costs related to performance under these obligations have not been incurred.

Income taxes

We account for income taxes and accruals for uncertain tax positions using the asset and liability approach. Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of current and future taxes to be paid. Our judgments, assumptions, and estimates relative to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws and possible outcomes of future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.

We conduct operations on a global basis and are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating and estimating our provision and accruals for these taxes. Our effective tax rate is subject to significant variation due to several factors, including variability in accurately predicting our taxable income and the geographical mix of our pre-tax earnings. In addition, we are subject to audit in various jurisdictions, and such jurisdictions may assess additional income tax liabilities. We record unrecognized tax benefits as liabilities in accordance with ASC 740, “Income Taxes” (“ASC 740”) and adjust these liabilities when our judgment changes as result of the evaluation of new information not previously available. Such amounts are based on management’s judgment and best estimate as to the ultimate outcome of tax audits.

Critical accounting policies and estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses reported during the period. Some of the estimates and assumptions that require the most difficult judgments are:

•	the assumptions used to estimate unused capped subscription-based and credit-based products;
•	the assumptions used to allocate transaction price to multiple performance obligations for uncapped subscription arrangements;
•	the sufficiency of the allowance for doubtful accounts;
•	the assumptions used to assess the recoverability of goodwill;
•	the appropriateness of the valuation and useful lives of intangibles and other long-lived assets;
•	the assumptions used to estimate the Contingent Consideration;
•	the assumptions used to value equity-based compensation arrangements;
•

the appropriateness of the amount of accrued income taxes, including the potential outcome of future tax consequences of events that have been recognized in the consolidated financial statements as well as the deferred tax asset valuation allowances; and

•

the assumptions used to estimate the fair value of Public, Private Placement and Forward Purchase Warrants (as each is defined in the notes to the consolidated financial statements included elsewhere in this report).

These judgments are inherently uncertain which directly impacts their valuation and accounting. Actual results and outcomes may differ from our estimates and assumptions.

Revenue recognition

Revenue is derived principally from licensing rights to use images, video footage and music that are delivered digitally. Digital content licenses are generally purchased on a monthly or annual subscription basis, whereby a customer either pays for a predetermined quantity of content or for access to our content library that may be downloaded over a specific period of time, or, on a transactional basis, whereby a customer pays for individual content licenses at the time of download. Also, a significant portion of revenue is generated through the sale and subsequent use of credits. Various amounts of credits are required to license digital content.

We recognize revenue gross of contributor royalties because we are the principal in the transaction as we are the party responsible for the performance obligation and we control the product or service prior to transferring to the customer. We also license content to customers through third-party delegates worldwide (approximately 3% of total revenues for the nine months ended September 30, 2022 and 2021). Delegates sell our products directly to customers as the principal in those transactions. Accordingly, we recognize revenue net of costs paid to delegates. Delegates typically earn and retain 35% to 50% of the license fee, and we recognize the remaining 50% to 65% as revenue.

We maintain a credit department that sets and monitors credit policies that establish credit limits and ascertains customer creditworthiness, thus reducing the risk of potential credit loss. Revenue is not recognized unless it is determined that collectability is reasonably assured. Revenue is recorded at invoiced amounts (including discounts and applicable sales taxes) less an allowance for sales returns which is based on historical information. Customer payments received in advance of revenue recognition are contract liabilities and are recorded as deferred revenue. Customers that do not pay in advance are invoiced and are required to make payments under standard credit terms.

The Company recognizes revenue under the core principle to depict the transfer of control to our customers in an amount reflecting the consideration to which we expect to be entitled. In order to achieve that core principle, we apply the following five-step approach: (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when a performance obligation is satisfied.

The recognition and measurement of revenue requires the use of judgments and estimates. Specifically, judgment is used in identifying the performance obligations and the standalone selling price of the performance obligations. At contract inception, we assess the product offerings in our contracts to identify performance obligations that are distinct. A performance obligation is distinct when it is separately identifiable from other items and if a customer can benefit from it on its own or with other resources that are readily available to the customer.

For digital content licenses, we recognize revenue on capped subscription-based, credit-based sales and single image licenses when content is downloaded, at which time the license is provided. In addition, we estimate expected unused licenses for capped subscription-based and credit-based products and recognize the revenue associated with the unused licenses throughout the subscription or credit period. The estimate of unused licenses is based on historical download activity and future changes in the estimate could impact the timing of revenue recognition of our subscription products.

For uncapped digital content subscriptions, we have determined that access to the existing content library and future digital content updates represent two separate performance obligations. As such, a portion of the total contract consideration related to access to the existing content library is recognized as revenue at the commencement of the contract when control of the content library is transferred. The remaining contractual consideration is recognized as revenue ratably over the term of the contract when updated digital content is transferred to the licensee, in line with when the control of the new content is transferred. Management allocates the total contract consideration to each performance obligation based on a relative standalone selling price basis. We do not sell “existing content” and “future content” separately to the customer. We believe that the best estimate for value provided to the customer for each performance obligation is based on our customers’ historical content download and usage patterns. We determine the standalone selling price for each based on these observable patterns.

Revenue associated with hosted software services is recognized ratably over the term of the license.

Foreign currencies

Assets and liabilities for subsidiaries with functional currencies other than the U.S. dollar are recorded in foreign currencies and translated at the exchange rate on the Balance Sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to “Other comprehensive income (loss)” (“OCI”), as a separate component of stockholder’s deficit. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in “Foreign exchange gain (losses) — net” in the Consolidated Statements of Operations. For the nine months ended September 30, 2022 and 2021, the Company recognized net foreign currency transaction gains of $71.9 million and $26.9 million, respectively.

Accounts receivable, net

Accounts receivable are trade receivables, net of reserves for allowances for doubtful accounts totaling $6.0 million as of September 30, 2022 and $7.0 million as of September 30, 2021.

Allowance for doubtful accounts is calculated based on historical losses, existing economic conditions, and analysis of specific older account balances of customer and delegate accounts. Trade receivables are written off when collection efforts have been exhausted. The allowance for sales returns is estimated based on historical returns as a percentage of revenue. Estimated sales returns are recorded as a reduction of revenue and were insignificant in all periods presented. Less than 6% of the recorded trade receivables were more than 90 days past-due as of September 30, 2022, compared to less than 7% at September 30, 2021. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers and their dispersion across many geographic areas.

Goodwill

The Company evaluates goodwill for impairment annually or more frequently when an event occurs, or circumstances change that indicate the carrying value of the one reporting unit may not be recoverable. Circumstances that could indicate impairment and require impairment tests more frequently than annually include: significant adverse changes in legal factors or market and economic conditions, a significant decline in the financial results of the Company’s operations, significant changes in strategic plans, adverse actions by regulators, unanticipated changes in competition and market share, or a planned disposition of a significant portion of the business. Management performs the annual goodwill impairment analysis as of October 1 each year. The Company performed a qualitative screen for its 2021 and 2020 goodwill impairment analyses. All of the factors above were considered as well as the indicated transaction equity value under the terms of the Business Combination Agreement, which was under negotiation at the time of the Company’s test. Given the significant headroom in excess of 100%, the Company passed a qualitative assessment in regard to goodwill impairment, determining that it is unlikely the fair value of the reporting unit is less than its carrying value. As circumstances change, it is possible that future goodwill impairment analysis could result in goodwill impairments, which would be included in the calculation of income or loss from operations.

Identifiable intangible assets

Identifiable intangible assets are assets that do not have physical representation but that arise from contractual or other legal rights or are capable of being separated or divided from the Company and sold, transferred, licensed, rented or exchanged. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives, unless such life is determined to be indefinite. The remaining useful lives of identifiable intangible assets are reassessed each reporting period to determine whether events and circumstances warrant revisions to the remaining periods of amortization. Potential impairment of identifiable intangible assets is evaluated annually or whenever circumstances indicate that the carrying value may not be recoverable through projected discounted or undiscounted cash flows expected to be generated by the asset. There have been no significant impairments or significant changes in estimated useful lives during any of the periods presented.

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Impairment exists when the carrying value of an asset is not recoverable and exceeds its fair value. The carrying value of an asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The fair value of an asset is the price that would be received to sell the asset in an orderly transaction between market participants at the measurement date. Impairments are included in other operating expenses or, if material, shown separately and included in the calculation of income or loss from operations. There have been no significant impairments during any of the periods presented.

Contingent Consideration

The Company records a liability for contingent consideration at the date of a business combination and reassesses the fair value of the liability each period until it is settled. Upon settlement of these liabilities, the portion of the contingent consideration payment that is attributable to the initial amount recorded as part of the business combination will be classified as a cash flow from financing activities and the portion of the settlement that is attributable to subsequent changes in the fair value of the contingent consideration will be classified as a cash flow from operating activities in the consolidated statement of cash flows.

Equity-Based Compensation

Equity-based compensation is accounted for in accordance with authoritative guidance for equity- based payments. This guidance requires equity-based compensation cost to be measured at the grant date based on the fair value of the award and recognized as expense over the applicable service period, which is the vesting period, net of estimated forfeitures. Compensation expense for equity-based payments that contain service conditions is recorded on a straight-line basis, over the service period of generally four years. Compensation expense for equity-based payments that contain performance conditions is not recorded until it is probable that the performance condition will be achieved. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future estimates may differ substantially from current estimates.

We use the Black-Scholes option pricing model to determine the fair value of the stock options granted. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the fair value of the underlying share of our common stock (prior to the Business Combination), the expected term of the option, the expected volatility of the price of our common stock and risk-free interest rates.

Given the recency of the Business Combination, the expected volatility assumption for equity- based compensation is based on historical volatilities of the common stock of public companies with characteristics similar to those of the Company. The risk-free rate of return represents the implied yield available during the month the award was granted for a U.S. Treasury zero-coupon security issued with a term equal to the expected life of the awards. The expected term is measured from the grant date and is based on the simplified method calculation. The assumptions used to determine the fair value of the option awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment.

Prior to the Business Combination, certain employees of the Company were granted equity awards under Legacy Getty’s Amended and Restated 2012 Equity Incentive Plan of the Parent (“Legacy Getty 2012 Plan”). Upon closing of the Business Combination, awards under the Legacy Getty 2012 Plan were converted at the Exchange Ratio, and the Company’s board of directors approved the Getty Images Holdings, Inc. 2022 Equity Incentive Plan (“2022 Plan”). The 2022 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, dividend equivalents, restricted stock units and other stock or cash-based awards. Under the 2022 Plan, up to 51,104,577 shares of Class A common stock is available for issuance.

Common Stock Valuations

For reporting periods prior to the closing of the Business Combination on July 22, 2022, our board of directors utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately Held Company Equity Securities Issued as Compensation, to estimate the fair value of Legacy Getty's common stock. These estimates and assumptions include numerous objective and subjective factors to determine the fair value of common stock at each grant date, including the following factors:

●	relevant precedent transactions including our capital transactions;
●	the liquidation preferences, rights, preferences, and privileges of preferred stock relative to the common stock;
●	our actual operating and financial performance;
●	our current business conditions and projections;
●	our stage of development;
●	the likelihood and timing of achieving a liquidity event for the common stock underlying the stock options, such as an initial public offering, given prevailing market conditions;
●	any adjustment necessary to recognize a lack of marketability of the common stock underlying the granted options;
●	the market performance of comparable publicly traded companies; and
●	U.S. and global capital market conditions.

In valuing our common stock, our board of directors determined the equity value of the business generally using the income approach and the market approach valuation methods. After the Equity Value is determined and allocated to the various classes of stock, a discount for lack of marketability (“DLOM”), is applied to arrive at the fair value of the common stock. A DLOM is applied based on the theory that as a private company, an owner of the stock has limited opportunities to sell this stock and any sale would involve significant transaction costs, thereby reducing overall fair market value.

In addition, the board of directors also considered any secondary transactions involving our common stock. In its evaluation of those transactions, the board of directors considered the facts and circumstances of each transaction to determine the extent to which they represented a fair value exchange. Factors considered include transaction volume, timing, whether the transactions occurred among willing and unrelated parties, and whether the transactions involved investors with access to the Company’s financial information.

Application of these approaches involves the use of estimates, judgment, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, and future cash flows, discount rates, market multiples, the selection of comparable companies, and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our common stock.

The fair value of our common stock is determined based on the quoted market price on the New York Stock Exchange upon the closing of our Business Combination on July 22, 2022.

Public, Private Placement and Forward Purchase Common Stock Warrant Liabilities

The Company evaluated the Public, Private Placement and Forward Purchase Warrants under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded they do not meet the criteria to be indexed to the Company’s own stock as certain provisions of the warrant agreement could change the settlement amount of these warrants based on variables that would not be considered inputs to the valuation model for a fixed-for-fixed equity instrument. Since the Public, Private Placement and Forward Purchase Warrants meet the definition of a derivative under ASC 815-40, the Company recorded these warrants as liabilities in the Condensed Consolidated Balance Sheets at fair value, with subsequent changes in their respective fair values recognized in the change in fair value of warrant liabilities within the condensed consolidated statements of operations at each reporting date.

The Public Warrants were publicly traded and thus had an observable market price to estimate fair value. The Forward Purchase Warrants, which have identical terms as the Public Warrants, were valued similar to the Public Warrants. The Private Placement Warrants were valued using a Black-Scholes option-pricing model as described in “Note 4 — Common Stock Warrants” in our condensed consolidated financial statements included elsewhere in this report.

Income taxes

The Company computes income taxes and accruals for uncertain tax positions under the asset and liability method in accordance with ASC 740 for accounting for income taxes and uncertain tax positions. Deferred income taxes are provided for the temporary differences between the consolidated financial statement carrying amounts and the tax basis of the Company’s assets and liabilities and operating loss and tax credit carryforwards. The Company establishes a valuation allowance for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefits, or future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessments of realizable deferred tax assets. The Company accounts for the global intangible low-tax income earned by foreign subsidiaries included in gross U.S. taxable income in the period incurred.

Recent Accounting Pronouncements

Please refer to “Note 2 — Summary of Significant Accounting Policies” in our condensed consolidated financial statements included elsewhere in this report for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

Item 3. Quantitative and qualitative disclosures about market risk

Interest rate market risk

We are exposed to changes in LIBOR interest rates on the USD Term Loans of the senior secured credit facilities, subject to a minimum floor of 0.00%. As of September 30, 2022, the principal outstanding of our USD Term Loans of the senior secured credit facility was $690.0 million. As of September 30, 2022, the applicable LIBOR is above said floor. To offset our exposure to interest rate changes, we have entered into interest rate swap agreements with notionals of $355.0 million. These swap arrangements also have an embedded floor of 0.00%. Based on the principal outstanding, incorporating the effect of the swap agreements, as of September 30, 2022, each one eighth percentage point increase in the LIBOR rate hereafter would correspondingly increase our interest expense on the senior secured credit facilities by approximately $0.4 million per annum. We are also exposed to changes in EURIBOR interest rates on the senior secured term loan, subject to a minimum floor of 0.00%. As of September 30, 2022, the principal outstanding of our EUR Term Loans of the senior secured term was €419.0 million. Based on the principal outstanding as of September 30, 2022, each one eighth percentage point increase in the EURIBOR rate would correspondingly increase our interest expense on the senior secured credit facilities by approximately $0.5 million per annum.

Foreign currency market risk

We are exposed to foreign currency risk by virtue of our international operations. For each of the nine months ended September 30, 2022 and 2021, we derived approximately 50% of our revenue from operations outside the United States. Getty Images and its subsidiaries enter into transactions that are denominated in currencies other than Getty Images’ functional currency, including Euro and British pounds. Some of these transactions result in foreign currency denominated assets and liabilities that are revalued each month. Upon revaluation, transaction gains and losses are generated, which, with the exception of those related to long-term intercompany balances, are reported as exchange gains and losses in our condensed consolidated statements of operations in the periods in which the exchange rates fluctuate. Transaction gains and losses on foreign currency denominated long-term intercompany balances for which settlement is not planned or anticipated in the foreseeable future, are reported in “Accumulated other comprehensive” loss in our condensed consolidated balance sheets.

Transaction gains and losses arising from revaluation of assets and liabilities denominated in the same foreign currencies may offset each other, in part, acting as a natural hedge. Where our assets and liabilities are not naturally hedged, we may enter into non-exotic foreign currency exchange contracts to reduce our exposure to transaction gains and losses. These foreign exchange contracts are generally up to eighteen months in original maturity and primarily require the sale of either Euro or British Pounds and the purchase of U.S. dollars. The contracts during the current period have not been designated as hedges as defined by ASC 815, “Derivatives and

Hedging,” and therefore gains and losses arising from revaluation of these forward contracts are recorded as exchange gains and losses in our condensed consolidated statements of operations in the periods in which the exchange rates fluctuate. These gains and losses generally offset, at least in part, the gains and losses of the underlying exposures that are being hedged.

The statements of operations of foreign subsidiaries are translated into U.S. dollars, our reporting currency, at the prior month’s average daily exchange rate. When these exchange rates change from period to period, they cause fluctuations in reported results of operations that are not necessarily indicative of fundamental company operating performance but instead may reflect the performance of foreign currencies.

Item 4. Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective in ensuring that the information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Controls

Because there are inherent limitations in all control systems, a control system, no matter how well conceived and operated, can provide only reasonable, as opposed to absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On October 19, 2022, the Company was named as a defendant in a lawsuit brought by a former warrant holder of the Company, in a case captioned Alta Partners, LLC v. Getty Images Holding, Inc., Case No. 1:22-cv-08916, in the United States District Court for the Southern District of New York. Plaintiff alleges breaches of the Warrant Agreement dated August 4, 2020 and breach of the implied covenant of good faith and fair dealing, and seeks, among other things, an award of money damages. The Company believes the claims are without merit and intends to defend itself vigorously.

In addition, from time to time, third parties assert claims against us regarding intellectual property rights, employment matters, privacy issues and other matters arising during the ordinary course of business. Although we cannot be certain of the outcome of any litigation or the disposition of any claims, nor the amount of damages and exposure, if any, that we could incur, we currently believe that the final disposition of all existing matters will not have a material adverse effect on our business, results of operations, financial condition or cash flows. Further, in the ordinary course of our business, we are also subject to periodic threats of lawsuits, investigations and claims. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the section “Risk Factors” of the S-1 Registration Statement and other filings we make with the SEC, which could materially affect our business, financial condition or future results.

Item 6. Exhibits

Exhibit Number	Description
2.1

Business Combination Agreement by and among CC Neuberger Principal holdings II, Griffey Global Holdings, Inc. and the other parties thereto, dated as of December 9, 2021 (incorporated by reference to Exhibit 2.1 to Vector Holding, LLC's Registration Statement on Form S-4, filed with the SEC on June 29, 2022).

3.1	Amended and Restated Certificate of Incorporation of Getty Images Holdings, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2022)
3.2	Amended and Restated By-Laws of Getty Images Holdings, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2022)
10.1

Registration Rights Agreement, by and among Getty Images Holdings, Inc., CC Neuberger Principal Holdings II, the Independent Directors (as defined therein), Getty Investments L.L.C., Koch Icon Investments, LLC and certain equity holders of Getty Images, dated July 22, 2022 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2022)

10.2	Form of Indemnification Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2022)
10.3˄	Getty Images Holdings, Inc. Earn Out Plan dated as of July 21, 2022 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2022)
10.4 ˄	Getty Images Holdings, Inc. 2022 Employee Stock Purchase Plan dated as of July 21, 2022 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2022)
10.5 ˄	Getty Images Holdings, Inc. 2022 Equity Incentive Plan dated as of July 21, 2022 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2022)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

˄ Indicates management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 14, 2022		GETTY IMAGES HOLDINGS, INC.
	By:	/s/ Jennifer Leyden
	Name:	Jennifer Leyden
	Title:	Chief Financial Officer