Form 10-K
period 2022-12-31
Getty Images Holdings, Inc.
filed 2023-03-14
CIK 1898496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to         .

Commission file number: 001-41453

GETTY IMAGES HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-3764229
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

605 5th Ave. S. Suite 400 Seattle, WA 98104 (Address of principal executive offices)(zip code) (206) 925-5000 Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	GETY	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has fi led all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of voting stock held by non-affiliates of the Registrant on March 1, 2023, based on the closing price of $6.22 for shares of the Registrant’s Class A Common Stock as reported by the New York Stock Exchange on March 1, 2023, was approximately $144,235,673.26. The registrant has elected to use March 1, 2023 as the calculation date because on the last business day of the Registrant’s second fiscal quarter, there was no public market for the Registrant’s common equity. For purposes of this calculation, shares of Class A Common Stock beneficially owned by each executive officer, director, and holders of 5% or more of our Class A Common Stock have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2023, 395,267,686 shares of Class A Common Stock, par value $0.0001 per share of Getty Images Holdings, Inc. were issued and outstanding.

GETTY IMAGES HOLDINGS, INC.

Form 10-k

Cautionary Note Regarding Forward-Looking Statements

Certain statements included in this Annual Report on Form 10-K (the “Annual Report”) that are not historical facts are forward-looking statements for purposes of the safe harbor provisions under the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of the words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “would,” “plan,” “project,” “forecast,” “predict,” “potential,” “seem,” “seek,” “future,” “outlook,” “target” or similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding estimates and forecasts of other financial and performance metrics and projections of market opportunity. These statements are based on various assumptions, whether or not identified in this report, and on the current expectations of our management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond our control.

These forward-looking statements are subject to a number of risks and uncertainties, including:

●	our inability to continue to license third-party content and offer relevant quality and diversity of content to satisfy customer needs;
●	our ability to attract new customers and retain and motivate an increase in spending by our existing customers;
●	the user experience of our customers on our websites;
●	the extent to which we are able to maintain and expand the breadth and quality of our content library through content licensed from third-party suppliers, content acquisitions and imagery captured by our staff of in-house photographers;
●	the mix of and basis upon which we license our content, including the price-points at, and the license models and purchase options through, which we license our content;
●	the risk that we operate in a highly competitive market;
●	the risk that we are unable to successfully execute our business strategy or effectively manage costs;
●	our inability to effectively manage our growth;
●	our inability to maintain an effective system of internal controls and financial reporting;
●	the risk that we may lose the right to use “Getty Images” trademarks;
●	our inability to evaluate our future prospects and challenges due to evolving markets and customers’ industries;
●	the legal, social and ethical issues relating to the use of new and evolving technologies, such as Artificial Intelligence (“AI”);
●	the risk that our operations in and continued expansion into international markets bring additional business, political, regulatory, operational, financial and economic risks;
●	our inability to adequately adapt our technology systems to ingest and deliver sufficient new content;
●	the risk of technological interruptions or cybersecurity vulnerabilities;
●	the inability to expand our operations into new products, services and technologies and to increase customer and supplier awareness of new and emerging products and services;

●	the loss of and inability to attract and retain key personnel that could negatively impact our business growth;
●	the inability to protect the proprietary information of customers and networks against security breaches and protect and enforce intellectual property rights;
●	our reliance on third parties;
●	the risks related to our use of independent contractors;
●	the risk that an increase in government regulation of the industries and markets in which we operate could negatively impact our business;
●	the impact of worldwide and regional political, military or economic conditions, including declines in foreign currencies in relation to the value of the U.S. dollar, hyperinflation, higher interest rates, devaluation and significant political or civil disturbances in international markets where we conduct business;
●	the risk that claims, lawsuits and other proceedings that have been, or may be, instituted against us or our predecessors could adversely affect our business;
●	the inability to maintain the listing of our Class A Common Stock on the NYSE;
●	volatility in our stock price and in the liquidity of the trading market for our Class A Common Stock;
●	the risk that the COVID-19 pandemic and efforts to reduce its spread impacts our business, financial condition, cash flows and operation results more significantly than currently expected;
●	changes in applicable laws or regulations;
●	the risks associated with evolving corporate governance and public disclosure requirements;
●	the risk of greater than anticipated tax liabilities;
●	the risks associated with the storage and use of personally identifiable information;
●	earnings-related risks such as those associated with late payments, goodwill or other intangible assets;
●	our ability to obtain additional capital on commercially reasonable terms;
●	the risks associated with being an “emerging growth company” within the meaning of the Securities Act;
●	risks associated with our reliance on information technology in critical areas of our operations;
●	our inability to pay dividends for the foreseeable future;
●	the risks associated with additional issuances of Class A Common Stock without stockholder approval;
●	costs related to operating as a public company; and
●	other risks and uncertainties identified in “Item 1A. Risk Factors” of this Annual Report.

If any of these risks materialize or our assumptions prove incorrect, actual results could differ materially from the results implied by these forward-looking statements.

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Annual Report are more fully described under the heading “Item 1A. Risk Factors”. The risks described under the heading “Item 1A. Risk Factors” in this Annual Report are not exhaustive. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

PART I

Item 1. Business.

The Company

Getty Images Holdings, Inc. is a Delaware corporation with its corporate headquarters located at 605 5th Ave S., Suite 400, Seattle, Washington 98104, telephone number (206) 925-5000, Internet website address www.gettyimages.com. Our Internet website and content contained therein or connected thereto are not intended to incorporate into this Annual Report. References to “Getty Images,” the “Company,” “we,” “our” and “us” and similar terms mean Getty Images Holdings, Inc. and its subsidiaries following the completion of the Business Combination (as defined below), unless the context otherwise requires.

The Business Combination

On July 22, 2022 (the “Closing Date”), the Company consummated the transactions in the Business Combination Agreement, dated December 9, 2021 (the “Business Combination Agreement” and the consummation of such transactions, the “Closing”), by and among CC Neuberger Principal Holdings II, a Cayman Islands exempted company (“CCNB”), the Company (at such time, Vector Holding, LLC, a Delaware limited liability company and wholly-owned subsidiary of CCNB), Vector Domestication Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Domestication Merger Sub”), Vector Merger Sub 1, LLC, a Delaware limited liability company and a wholly-owned subsidiary of CCNB (“G Merger Sub 1”), Vector Merger Sub 2, LLC, a Delaware limited liability company and a wholly-owned subsidiary of CCNB (“G Merger Sub 2”), Griffey Global Holdings, Inc., a Delaware corporation (“Legacy Getty”), and Griffey Investors, L.P., a Delaware limited partnership (the “Partnership”). On the day prior to the Closing Date, the Company statutorily converted from a Delaware limited liability company to a Delaware corporation (the “Statutory Conversion”). On the Closing Date, CCNB merged with and into Domestication Merger Sub, with Domestication Merger Sub surviving the merger as a wholly-owned direct subsidiary of the Company (the “Domestication Merger”). Following the Domestication Merger on the Closing Date, G Merger Sub 1 merged with and into Legacy Getty, with Legacy Getty surviving the merger as an indirect wholly-owned subsidiary of the Company (the “First Getty Merger”). Immediately after the First Getty Merger, Legacy Getty merged with and into G Merger Sub 2 with G Merger Sub 2 surviving the merger as an indirect wholly-owned subsidiary of the Company (the “Second Getty Merger” and together with the First Getty Merger, the “Getty Mergers” and, together with the Statutory Conversion and the Domestication Merger, the “Business Combination”). In connection with the closing of the Business Combination, we changed our name from “Vector Holding, LLC” to “Getty Images Holdings, Inc.” See also “Note 3—Business Combination” in our consolidated financial statements included elsewhere in this Annual Report for more information.

Legacy Getty was incorporated in Delaware on September 25, 2012, and in October of the same year, indirectly acquired Getty Images, Inc.

Business Overview

Getty Images was founded in 1995, with the core mission of bringing the world’s best creative and editorial visual content solutions to our customers to engage their audiences. We have developed market enhancements across e-commerce, content subscriptions, user- generated content, diverse and inclusive content, and proprietary research alongside investment in our technology platform, which includes artificial intelligence and machine learning driven search functionality and image editing and integrated APIs, to become a global, trusted industry leader in the visual content space.

Product Offerings

Our comprehensive product offering is designed to address the full spectrum of customers’ visual content needs.

Content	Premium creative and editorial content including stills, music and video.	Budget-conscious creative stills and video	Free and very low cost creative stills
Key Customer	Enterprise customers	SMBs	SMBs, prosumers and professional/semiprofessional content creators
Go-to-Market Approach	Premium account management with supporting services (e.g., research, rights and clearance, digital asset management)	Primarily e-commerce and online service	Self-service
Rights	Extensive protections and rights customized to customer needs	Industry standard	Limited/no indemnification
Business Models	A la carte, subscription and custom assignments	A la carte and subscription	Subscription, Ad-supported and API monetization

●	Getty Images is our premium offering focused on corporate, agency, and media customers, serving the full breadth of our customers’ content needs by combining the highest quality content with premium support and customized rights and protections. Customers can purchase on an a la carte basis and through subscriptions, including our “Premium Access” product, where we uniquely enable customers to access our complete library of creative and editorial images and video and music, via one website and one set of terms. Our assignment capabilities along with our Custom Content offering, a subscription product that leverages Getty Images’ global network of photographers and videographers to create customized and exclusive project-specific content, enables Getty Images to produce cost-effective content to meet the specific needs of customers.
●	iStock is our value offering of creative stills and videos, which provides a significant volume of exclusive image and video content to small to medium sized businesses, furnishing them with a powerful and cost-efficient means to produce and maintain their visual narrative. Customers can purchase on an a la carte basis and through a range of monthly and annual subscription options.
●	Unsplash is a widely accessed, creative stills offering serving the fast-growing and broad-based creator economy ranging from prosumers and semi-professional creators to full time creative professionals working at corporates and agencies. Customers can purchase an unlimited subscription, which includes premium content that has specific legal protections, or download from the millions of free images.
●	In addition to our websites, customers and partners can access and integrate our content, metadata, and search capabilities into their workflows via our APIs, such as through Canva, and through a range of mobile apps and plugins, including Adobe Creative Cloud, WordPress, and other publishing and workflow platforms.

In recent years, we have shifted revenues towards subscription products to drive revenue growth and durability. As of December 31, 2022, annual subscriptions represented approximately half of total revenue. We offer a complete range of subscription products on our Getty Images, iStock and Unsplash websites. Our Premium Access offering offers all of Getty Images’ Creative and Editorial image and video content and music in one subscription. We similarly continue to see more subscription adoption in e-commerce through our iStock subscription, which includes video, and Unsplash+, which is an unlimited image subscription. In all cases, our annual subscriptions provide greater customer and revenue visibility and upside through expanded consumption, cross-sell and upsell via our dedicated Customer Success team.

Content & Services

While we go to market through our Getty Images, iStock, and Unsplash brands, we categorize our content and services into three categories — Creative, Editorial and Other.

●	Creative: Creative, is comprised of royalty free (“RF”) photos, illustrations, vectors and videos, that are released for commercial use and cover a wide variety of commercial, conceptual and contemporary subjects, including lifestyle, business, science, health, wellness, beauty, sports, transportation and travel. This content is available for immediate use by a wide range of customers with a depth, breadth and quality allowing our customers to produce impactful websites, digital media, social media, marketing campaigns, corporate collateral, textbooks, movies, television and online video content relevant to their target geographies and audiences. We primarily source Creative content from a broad network of professional, semi-professional and amateur creators, many of whom are exclusive to Getty Images. We have a global creative insights team dedicated to providing briefing and art direction to our exclusive contributor community. Creative represented 63.2% and 65.0% of our revenue, of which 47.4% and 41.8% is generated through our annual subscription products, for the year ended December 31, 2022 and 2021, respectively. Annual Subscription products include all products and subscriptions with a duration of 12 months or longer, Unsplash API and Custom Content.
●	Editorial: Editorial is comprised of photos and videos covering the world of entertainment, sports and news. We combine contemporary coverage of events around the globe and have one of the largest privately held archives globally with access to images from the beginning of photography. We invest in a dedicated editorial team, which includes over 115 staff photographers and videographers to generate our own coverage in addition to coverage from our network of primarily exclusive contributors and content partners. Editorial represents 35.2% and 33.4% of our revenue, of which 52.1% and 53.5% is generated through our annual subscription products, for the year ended December 31, 2022 and 2021, respectively. Annual Subscription products include all subscriptions with a duration of 12 months or longer.

●	Other: Other represents 1.6% of our revenue for the year ended December 31, 2022 and 2021. This includes music licensing, digital asset management and distribution services, print sales and data revenues.

With a consistently differentiated, authentic and high-quality content offering at our core, we have a rich history of embracing disruption and innovation with regard to how that content is packaged, accessed, licensed and distributed to an evolving universe of customers.

Comprehensive Premium Product Offering

Our differentiated, authentic and high quality content offering is generated through:

●	A growing base of more than 516,000 contributors, of which over 80,000 are exclusive to Getty Images.
●	Over 50 premium editorial content partners, such as AFP, Disney, Universal, Globo, ITN, Bloomberg, BBC Studios, CBS, The Boston Globe, Fairfax Media, NBC News, Sony Pictures Entertainment and Sky News, who rely upon Getty Images to manage and license their content and Formula One, NBA, NHL, MLB, NASCAR, FIFA and International Olympic Committee, who, in addition to distributing content from their events through Getty Images, grant us unique commercial rights with event and content access.
●	Nearly 400 dedicated staff content experts across creative and editorial who guide and contribute to the creation of an average of 8-10 million new visual assets per quarter and have been recognized with more than 1,300 major industry awards including the 2022 Pulitzer Prize for Breaking News Photography, World Press Photo, Picture of the Year International, Sony World Photography Awards, White House Photographer of the Year, The Lucie Awards, Visa d’Or, Ville de Perpignan Remi Ochlik, UK Picture Guild Awards, Press Photographer of the Year, Sports Photographer of the Year and Creative Review Photography Annual.
●	A unique comprehensive visual archival collection covering a broad range of geographies, time periods and content categories such as news, sport, celebrity, music and fashion.

Collectively, these represent a growing library of over 520 million total assets that delivers unmatched depth, breadth, and quality to meet the expanding needs of our growing customer base. For more information, see “—Our Content Contributors” below.

Customers

Our customers are in the categories of corporate, agency and media. As of December 31, 2022, corporations, media, and agency customers contributed approximately 54%, 29%, and 17%, of revenue, respectively. Through our premier brands Getty Images, iStock and Unsplash, we reach customers from the largest enterprises to the smallest businesses and individual creators. In addition, we maintain deep integrations with internet platforms, ensuring broad access to our content across the creative economy.

Getty Images is privileged to work with the world’s leading companies every day. In 2021, nearly 69% of our booked revenues (the amount of revenue invoiced to customers) were from customers that have a tenure of 10 years or more. This increased to 74% for the year ended December 31, 2022. In addition to maintaining strong revenue from highly tenured customers, we added more than 490,000 new customers during the year ended December 31, 2022.

We also have strong revenue diversification. For the year ended December 31, 2022, our top ten customers contributed less than 5% of our booked revenue.

Proprietary Platform & Infrastructure

The Getty Images and iStock websites and related back-office systems are on a unified, global, cloud-based platform supported by best-in-class technology. We source and store our content on a common, scalable, and proprietary rights and content management system that supports all content types and categories. This platform enables customers to search, select, license, and download content from our websites and supports our centralized sales order processing, customer database management, finance, and accounting. We believe that our unified platform allows for resource efficiency and its scalability, reliability and flexibility allow us to service customers in any geography, handle a variety of visual content and address changing customer demands. From this unified platform, we benefit from a comprehensive view into customer behavior and needs, which allows us to effectively evolve our content offering, services and proprietary search algorithms to deliver the unique insights to our customers. We operate multiple websites which are available on a global basis, maintained in 23 different languages, localized for their respective markets, and which provide for e-commerce transactions in 24 local currencies.

Back-end integration across the Getty Images and iStock websites and brands allows for efficiency of use by customers, enabled by strong search capabilities. These capabilities are enabled by patented search technology that attaches metadata such as captions, keywords, and tags to our content. Our metadata is translated by proprietary and patented controlled vocabularies into multiple languages. Dynamic image placement algorithms present the most relevant content to customers based on features such as customer location, search and license history, and the businesses type. We continuously invest in our digital platform to improve our customer experience and functionality through improvements in search engine optimization and marketing analytics, dynamic image placement algorithms, customer support and partner/API access, use of image recognition technologies, and development license models that adapt to customer needs and behaviors.

Marketing

Since 2019, we have improved our marketing efficiency, which has driven acceleration in our new customer growth, with new customers per million dollars of digital marketing spend increasing by more than 50% in 2022 when compared to 2019. We shifted our marketing mix to take advantage of free website traffic through affiliate partnerships, expanded our geographic investment, invested in search engine optimization, and implemented a rigorous data-driven e-commerce program. These steps have improved our marketing returns, resulting in decreased customer acquisition cost (from approximately $160 in 2019 to $111 in 2022) and improved revenue growth and customer lifetime value.

Global Digital Visual Content Market

We believe the industry is poised for accelerating growth as a result of the following long-term trends:

●	Increasing demand for visual content: Corporations and media companies need to maintain a presence across an expanding spectrum of owned and third-party digital and non-digital platforms. These platforms are increasingly visual (e.g., YouTube, Instagram, TikTok, Pinterest) and demand high frequency publishing through advertisements and direct posts. InsightSlice estimates the global digital content market is expected to grow from $11 billion in 2019 to $38 billion in 2030 at a ~12% CAGR.
●	Increasing demand for video: The expansion of over the top providers and video advertising is creating unprecedented demand for high-quality video content. PubMatic expects global digital video ad spend to grow from $60 billion in 2020 to $111 billion in 2024 at a ~17% CAGR.
●	Increasing demand from corporations: Consumption of imagery and video is steadily expanding as corporations bring some or all of their creative marketing in-house to manage the breadth and frequency of content consumption, while balancing the cost of their marketing campaigns. The World Federation of Advertisers recently estimated that 74% of in-house creative teams were established in the last 5 years.
●	Increasing demand from SMBs: Small and mid- sized businesses (“SMBs”) continue to create and strengthen their online presence, creating a corresponding demand for visual content. Clutch estimates that in 2018 61% of small businesses invested in social media marketing. The SMB market is sizeable and continues to grow with Upwork estimating in 2020 that the global freelance sector income was close to $1.2 trillion. In a report published in 2017, Kauffman Index estimated 540,000 new SMBs are created in the United States each month.
●	Democratization and expansion of the creator economy: Today, anyone can be a creator due to the gig economy and proliferation of platforms that simplify creation and distribution. SignalFire estimates there are over 46 million amateur content creators. These creators increasingly access pre-shot content to support their projects and productions.

Our Business Transformation

Over the past several years, we have reoriented our strategy and made significant business investments. Key initiatives implemented include:

●	Unification and migration of our end-to-end platform to the cloud.
●	Investment in best-in-class customer relationship management tools and technologies.
●	Transition of a significant share of our business to a differentiated subscription offering with strong retention characteristics.
●	Successfully exited legacy declining products (Creative Rights Managed, Unauthorized Use and Thinkstock) to simplify our offering, reduce customer friction, and to focus our resources.
●	Invested in search engine optimization and altered our digital marketing deployment to accelerate new customer growth through our iStock brand.
●	Launched our Custom Content offering to allow customers to efficiently secure brand and product- specific imagery through our global contributor network.
●	Restructured our Sales, Customer Success Management, and Customer Service functions to take advantage of our global scale to reduce costs and improve service levels.
●	Acquired Unsplash, monetized API offerings on Unsplash and launched Unsplash+, the unlimited subscription model, all of which allows us to tap into the growth of the creator economy long tail.
●	Continued to deleverage our balance sheet, including the principal payment in August 2022 of $300 million under our Credit Facility.

We believe that our transformation and investments, together with the changes driving industry growth, set the stage for our next phase of growth.

Growth Strategies

We believe we are well-positioned to continue generating revenue and cash flow growth by capitalizing on the increasing demand for visual content driven by long-term trends through our differentiated end-to- end content offering, our established brands and corresponding market coverage, and our strong value proposition to customers and content providers. We anticipate our future growth to be driven by the following strategies:

Capturing growth within the Corporate Market: The corporate market has been a clear and steady source of growth over the last several years and we believe a large corporate market opportunity still exists. To capture this opportunity, we realigned our sales force and their incentives to target further penetration and upsell of the corporate market. Furthermore, we increased our customer service capabilities and resources against the segment and launched new and upgraded products to better meet corporate needs. Through our Custom Content product, we are able to leverage our contributor network to deliver budget-friendly custom photos, illustrations and videos to customers. Through continued investment and focus, Management believes that it can further accelerate growth across the corporate segment.

Accelerate our penetration across high-growth geographies: We are focused on deepening our international reach by investing in digital marketing, search engine optimization and further localization of our services and content in geographies where we are underpenetrated. We believe we are well-positioned from a brand, content, and product perspective across 23 languages and 24 currencies to capture an increased share of these attractive, underpenetrated market opportunities.

Continued emphasis on subscription offerings: We have achieved growth in our Average Annual Revenue per User (“ARPU”) and corresponding Lifetime Value as we increase our subscription revenue mix. Annual subscription revenues now comprise roughly half our core product revenues, and we expect to further increase penetration over time through an emphasis on our e-commerce offerings.

Continue to grow video consumption: The video attachment rate, a measure of the percentage of total paid customer downloaders who are video downloaders, increased to 13.1% for the year ended December 31, 2022 from 12.1% for the year ended December 31, 2021. However, approximately 25% of Getty Images and less than 10% of iStock customers purchase video. We expect more customers to use video in the future, which we believe creates a stickier customer that consumes and spends more on our platform.

Increase wallet share within existing customer base: We expect to increase wallet share with existing customers through the cross selling of products such as Custom Content, music, and Media Manager, our digital asset management product. These offerings drive significant increases in ARPU from our corporate customers and drive high customer retention.

Monetize reach into evolving creator economy: We believe our acquisition of Unsplash strengthens our position in the rapidly growing “creative long-tail” economy. Unsplash attracts more than 23 million visitors per month and has over 21,000 API integrations. Traffic has grown significantly in the last three years, with monthly image downloads averaging more than 100 million, which we believe reflects the significant opportunity across the “long tail” creator economy. In addition to growing the existing advertising revenue streams, we are monetizing existing API integrations through licensing fees and have introduced Unsplash+, an unlimited subscription that includes premium content (with corresponding license protections) to Unsplash users.

Opportunities for AI and data analytics: Our scaled data and library of content and metadata are a unique asset. We have and will continue to leverage Artificial Intelligence and Machine Learning capabilities to improve the relevance and effectiveness of our imagery and our search efficiency and enable image editing. We are continuously investing to bring unique capabilities and insights to increase customer stickiness and to drive new revenue streams. Getty Images also licenses the use of its visual assets and associated metadata to customers in connection with the development of artificial intelligence and machine learning tools.

Participate in the growing metaverse/NFT market: We believe our partnership with Candy Digital as the exclusive developer and marketplace for Getty Images Non-Fungible Tokens (“NFT”) and our expansive and proprietary visual archives and exclusive relationships with Image Partners such as the NBA, FIFA, Formula One and NASCAR present significant opportunities within the metaverse/NFT market as it continues to develop.

Pursue accretive and strategic acquisitions: We have a successful track record of executing and integrating acquisitions. We have been able to leverage our content, brands, and large customer base to enter related, but adjacent markets to achieve efficiencies and accelerate growth.

Our Content Contributors

The content we license to our customers is sourced from more than 516,000 photographers, illustrators and videographers, and Image Partners from almost every country in the world. We do not rely on any single individual or group of suppliers to meet our content needs. Content sourced from any single content supplier accounted for no more than 3% of revenue in the year ended December 31, 2022. As of December 31, 2022, we owned or licensed more than 520 million images and videos.

More than 115 staff photographers and videographers and over 80,000 contributors and Image Partners provide content to Getty Images on an exclusive basis. These exclusive relationships allow for transparent information and the sharing of research and insights with contributors. Nearly 70% of our revenue was generated from exclusive content during 2022. For the year ended December 31, 2022, we paid approximately $224 million in royalties to our content contributors, which includes content partners.

Independent contributors

Independent contributors typically fund their own production costs and retain copyright ownership of their content but enter into contracts with Getty Images granting global distribution and pricing rights, often on an exclusive basis. These content sourcing agreements also provide representations and warranties by content suppliers as to the copyrights and other intellectual property rights in the content, including representations as to the released nature of the content, if relevant.

Image Partners

Image Partners are third-party companies that license their collection of content through us. We generally act as our Image Partners’ primary or exclusive distribution channel, enabling us to commercialize their editorial coverage of news, entertainment and sporting events and their fully released creative content. Image Partners provide both their wholly-owned and third-party contributor content to us for license through our extensive global network.

Staff and Freelance photographers/videographers

We have more than 115 full-time staff photographers and videographers, who supply Editorial photos and video content across news, sports, and entertainment. These staff professionals are award-winning experts in their fields and are employed by Getty Images. For most staff-produced content, we pay very limited, if any, royalties. We also utilize our global network of freelance photographers to cover events. In many cases, we own the resulting copyright and pay no royalties as these photographers are paid a set rate to shoot the event.

Archive

Getty Images maintains one of the largest and best privately-owned photographic archives in the world with over 135 million images cross geographies, time periods and verticals. Additionally, we exclusively represent and maintain unique archives such as Hulton, Bettman, Sygma and Gamma. These key collections often hold historical significance and are irreplaceable. We believe they are a key differentiator versus competitors.

Competition

The market for digital content and related services is highly competitive and rapidly evolving. Our current and potential domestic and international competitors range from large established companies to emerging start-ups across different industries. Our competitors include: online marketplaces and traditional stock content suppliers of current and archival creative and editorial imagery and stock video; specialized visual content companies in specific geographic regions; providers of free images, music and video and related tools, websites specializing in image search, recognition, discovery and consumption; websites that host and store images, art and other related products; those providers of visual content creation and editing tools that include integrated stock content in their product offering; providers of cloud-based digital asset management tools; social networking and social media services; and commissioned photographers and photography agencies. There is also a very large number of small stock photography and video agencies, image content aggregators and individual photographers throughout the world with whom we compete. We also compete for content contributors on the basis of several similar factors including ease and speed of the upload and content review process; the volume of customers who license their submitted content; contributor commission models and practices; the degree to which contributors are protected from legal risk; brand recognition and reputation; the effective use of technology; the global nature of our interfaces; and customer service. Additionally, we compete with in-house or self-created content. We believe our principal competitors for creative content are Shutterstock and AdobeStock and our principal competitors for editorial content include the Associated Press and Reuters.

Intellectual Property

A significant portion of the content that we distribute is licensed to us from individual photographers and videographers and Image Partners. Content suppliers typically prefer to retain copyright ownership of their work and, as a result, copyright to content remains with the artists in most cases, even while we maintain the right to market, display, distribute and license the imagery, illustration or video on their behalf, globally. We own the copyrights to imagery and video produced by staff photographers as well as any created on a work-for-hire basis, and to imagery and video acquired from third parties. We also own numerous trademarks and have the rights to corresponding internet domain names such as Getty Images (www.gettyimages.com), iStock (www.istock.com) and Unsplash (www.unsplash.com), which are important to the business and have significant value. Depending on the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained, and they have not been found to have become generic. We have successfully recovered domain names that include infringing trademarks in the past and intend to continue to enforce our rights in the future. Although we own the Getty Trademarks, in certain specified scenarios, Getty Investments LLC (“Getty Investments”) has the option to acquire, for a nominal sum, all rights to the Getty Trademarks. See “Item 1A. Risk factors —Operational risks relating to our business—We may lose the right to use “Getty Images” trademarks in the event we experience a change of control.” We also own copyrights, including certain content on our web properties, publications and designs, as well as patents, including with respect to our display systems and search capabilities. These intellectual property rights are important to our business and marketing efforts. The duration of the protection afforded to our intellectual property depends on the type of property in question, the laws and regulations of the relevant jurisdiction and the terms of our license agreements with others. We protect our intellectual property rights by relying on federal, state, and common law rights, including registration, in the United States and applicable foreign jurisdictions, as well as contractual restrictions. We enforce and protect our intellectual property rights through litigation from time to time, and by controlling access to our intellectual property and proprietary technology, in part, by entering into confidentiality and proprietary rights agreements with our employees, consultants, contractors, and vendors. In this way, we have historically chosen to protect our software and other technological intellectual property as trade secrets. We further control the use of our proprietary technology and intellectual property through provisions in our websites’ terms of use and license agreements.

Human Capital

Our Culture and Values

At the core of our business is a mission to move the world. We pursue our mission through our images, videos, and illustrations, which seek to inform, drive debate, entertain, inspire, and challenge historical biases.

By capturing powerful imagery, we strive to make an impact for today and for posterity. Our imagery moves hearts and minds across the globe, shifting perceptions and powering commerce and ideas at the same time.

Beyond our mission, we also hold ourselves accountable to a shared culture which is customer-focused, results-driven, team-oriented and which maximizes the contribution of our employees toward our shared goals (our “Leadership Principles”):

●	We are trustworthy, transparent and honest.
●	We always raise the bar.
●	We collectively bring solutions.
●	We care, are kind, courteous and respectful.
●	We are inclusive of different voices, perspectives and experiences.
●	We are one Getty Images with no silos.
●	We deliver on our commitments and commercial goals.
●	We put the customer at the heart of everything we do.
●	We reject biased behavior and discrimination.

Employees

As of December 31, 2022, we had more than 1,700 employees, of which approximately 63% were located in the Americas region, approximately 30% in the EMEA region, and the remainder in the APAC region. Some of our employees in Brazil, Germany, France and Spain are subject to collective bargaining agreements that set minimum salaries, benefits, working conditions and/or termination requirements. We consider our employee relations to be satisfactory. See “Item 1A. Risk Factors—The loss of key personnel, an inability to attract and retain additional personnel or difficulties in the integration of new members of our management team into our Company could affect our ability to successfully grow our business.”

Diversity and Inclusion

Our vision for diversity and inclusion is a Getty Images whose employees, contributors, and imagery reflects the diversity of our customers and markets around the globe and our culture enables individuals to come to work as themselves, be treated with respect and be given equal opportunities, and will ensure their perspectives and experiences are included in our decision making.

We are committed to building a diverse community and creating an environment in which all can thrive. How we hire, develop, and compensate at all levels and in all departments, including our global network of content creators, must address systemic bias.

We are committed to supporting our employees, where all experiences and backgrounds are respected and where everyone comes together to produce amazing imagery, support our customers and impact the world. We are committed to eradicating and dismantling inequities and barriers that prevent individuals from being seen, heard, valued and respected for their full authentic selves.

We are committed to a work environment that is a safe and inclusive space for all individuals. We are committed to increasing the diversity of our staff, our leadership, and our content creators. We are committed to open dialogue and provide resources and training in support of our collective learning journey. We are committed to providing authentic and positive depiction across all marginalized communities.

We maintain a Global Advisory Committee on Diversity and Inclusion comprised of 22 employees from our global employee base. The committee’s responsibilities encompass auditing and advising the business’ diversity and inclusion efforts and progress while supporting and engaging local offices, Employee Resource Groups and employees.

Employee Opportunity

Our more than 1,700 employees represent the diverse communities they live and work in around the world. They come from more than 30 countries, and include working parents, military spouses and veterans. They bring a wide berth of perspectives and experiences to drive our mission.

We seek to ensure our employees are recognized and rewarded, feel empowered and inspired as they live out our Leadership Principles every day. We foster an environment of transparency, always seeking to learn and improve our employee experience. We do this by engaging with employees in regular feedback loops, including live discussions and a bi-annual engagement survey, and that feedback then provides insights that fuel all of our employee programming from learning and development to our total rewards approaches and everything in between. Internationally, we customize our compensation and benefits to remain competitive and responsive to our employees’ needs, including global mental health and well-being programs.

We provide many opportunities for learning and growth, cultivating a culture of curiosity. These include formal and informal mentoring opportunities, high potential programming, leadership learning, content development hours to inform on our product offerings, and tailored learning across all functions. We believe in providing learning across various platforms and media as well, recognizing the learning differences of our employees.

We are defining a future of work that is more flexible, digital, and purposeful. Our approach aims to empower employees to do their best work in the setting that works for them, supporting employee flexibility while balancing business needs.

Government Regulation

The legal environment of the internet is evolving rapidly throughout the world. Numerous laws and regulations have been adopted at the national and state level in the United States and across the globe that could have an impact on our business. These laws and regulations include the following:

●	The Digital Millennium Copyright Act, which regulates digital material and created updated copyright laws to address the unique challenges of regulating the use of digital content.
●	The Directive on Copyright in the Digital Single Market, which governs a marketplace for copyright in the European Union.
●	The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 and similar laws adopted by a number of states, which regulate the format, functionality and distribution of commercial solicitation e-mails, create criminal penalties for unmarked sexually-oriented material, and control other online marketing practices.
●	The Children’s Online Privacy Protection Act and the Prosecutorial Remedies and Other Tools to End Exploitation of Children Today Act of 2003, which regulate the collection or use of information, and restrict the distribution of certain materials, as related to certain protected age groups. In addition, the Protection of Children from Sexual Predators Act of 1998 provides for reporting and other obligations by online service providers in the area of child pornography.
●	The Federal Trade Commission Act and numerous state “mini-FTC” acts, which bar “deceptive” and “unfair” trade practices, including in the contexts of online advertising and representations made in privacy policies and other online representations.
●	The European Union General Data Protection Regulation, which governs how we can collect and process the personal data of, primarily, European Union residents.
●	The California Consumer Privacy Act of 2018, which governs how we can collect and process the personal data of California residents.
●	The Virginia Consumer Data Protection Act, which governs how we can collect and process the personal data of Virginia residents.
●	The Illinois Biometric Information Privacy Act, which governs the use of biometric identifiers that are used to access sensitive information.

In particular, we are subject to U.S. federal and state, and foreign laws and regulations regarding privacy and data protection as well as foreign, federal and state regulation. Foreign data protection, privacy, content regulation, consumer protection, and other laws and regulations can be more restrictive than those in the United States and often have extraterritorial application, and the interpretation and application of these laws are continuously evolving and remain in flux. See “Item 1A. Risk Factors—We collect, store, process, transmit and use personal information, which subjects us to governmental regulation and other legal obligations related to privacy, information security and data protection in many jurisdictions. Any cybersecurity breaches or our actual or perceived failure to comply with such legal obligations by us, or by our third-party service providers or partners, could harm our business.”

In addition, from a taxation perspective, there are applicable and potential government regulatory matters that may impact us. In particular, certain provisions of the Tax Cuts and Jobs Act of 2017 (the “TCJA”) have had and will continue to have a significant impact on our financial position and results of operations. The TCJA continues to be subject to further regulatory interpretation and technical corrections by the U.S. Treasury Department and the I.R.S. and therefore, the full impact of the TCJA on our tax provision may continue to evolve. Further, we continue to remain subject to uncertainty related to foreign jurisdictions’ potential reactions to the TCJA, as well as evolving regulatory views and legislation regarding taxation of e-commerce businesses such as the Organization for Economic Cooperation and Development’s Base Erosion and Profit Shifting proposals and other country specific digital tax initiatives. As these and other tax laws and related regulations continue to evolve, our financial results could prospectively be materially impacted. See “Item 1A. Risk Factors—Our operations may expose us to greater than anticipated income and transaction tax liabilities that could harm our financial condition and results of operations.”

Seasonality

Our operating results may fluctuate from quarter to quarter and year to year as a result of a variety of factors, including as a result of major sporting events, world events or otherwise. Our quarterly and annual results may also reflect the effects of intra-period trends in customer behavior. Because a significant portion of our revenue is derived from repeat customers who have purchased subscription plans, our revenues have historically been less susceptible to quarterly seasonality.

In addition, expenditures on content by customers tend to be discretionary in nature, reflecting overall economic conditions, the economic prospects of specific industries, budgeting constraints, buying patterns and a variety of other factors, many of which are outside our control. As a result of these and other factors, the results of any prior quarterly or annual periods should not be relied upon as indicators of our future operating performance.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy and information statements and other information that we file, are available free of charge through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the United States Securities and Exchange Commission (“SEC”). Our Internet website and the content contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. The SEC maintains an Internet website at www.sec.gov, which also contains reports, proxy and information statements and other information that we file electronically with the SEC. We routinely post important information on our website, www.gettyimages.com. We also may use our website as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings, public conference calls, presentations and webcasts. The information contained on, or that may be accessed through, our website is not incorporated by reference into, and is not a part of, this document.

Copies of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 may also be obtained by stockholders without charge upon written request to: Getty Images Holdings, Inc., 605 5th Ave S., Suite 400, Seattle, Washington 98104, ATTN: Investor Relations.

Item 1A. Risk Factors.

In addition to the other information contained in this Annual Report, including the matters addressed under the heading “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the following risk factors in this Form 10-K before investing in our securities. The risk factors described below disclose both material and other risks, and are not intended to be exhaustive and are not the only risks facing us. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations and cash flows in future periods or are not identified because they are generally common to businesses.

Summary Risk Factors

●	Our inability to attract new and retain existing and repeat customers;
●	Our inability to offer relevant, quality and diversity of content to satisfy customer needs;
●	The intense competition we face could reduce our revenues, margins and operating results;
●	Our inability to successfully execute our business strategy in new and rapidly changing markets;
●	Losing the right to use the “Getty Images” trademark;
●	Our failure to expand into new products, services and technologies;
●	Our inability to adapt as our customers’ industries change;
●	Our inability to expand our operations into new products, services and technologies;

●	Failure to technologically or develop, market and sell new products and services, or enhance existing technology and products and services to meet customer requirements;
●	Our reliance on third parties to drive traffic to our website, and these providers changing their search engine algorithms;
●	Our failure to successfully expand into new international markets;
●	Risks relating to global regulatory, operational, financial and economic changes and instability;
●	Failure to increase customer and supplier awareness of certain of our new and emerging products and services;
●	Negative impacts of currency fluctuations;
●	Our inability to adequately maintain, adapt and upgrade our websites and technology systems to ingest and deliver higher quantities of new content and allow existing and new customers to successfully search for our content;
●	Our failure to meet our growth objectives and strategies;
●	Technological interruptions that impair access to our websites or the efficiency of our websites and technology systems damaging our reputation and brand;
●	Our failure to protect the proprietary information of our customers and our networks against security breaches;
●	Our inability to acquire or integrate new content and product lines;
●	Potential for goodwill or other intangible asset impairment charges;
●	Our inability to obtain additional capital on commercially reasonable terms;
●	Our incurrence of debt, which could have a negative impact on our financing options and liquidity position;
●	The extent to which the COVID-19 pandemic will have a continued impact remains uncertain;
●	The loss of key personnel, an inability to attract and retain additional personnel or difficulties in the integration of new members of our management team into our business;
●	Risks related to our use of independent contractors;
●	Our inability to protect and enforce our intellectual property rights;
●	Infringement on intellectual property rights of third parties;
●	Risks related to our status as an “emerging growth company” within the meaning of the Securities Act;
●	Our stock price has been and will likely continue to be volatile and may decline regardless of our operating performance;
●	An active trading market for our Class A Common Stock may not be sustained;
●	Future sales of shares by existing stockholders could cause our stock price to decline;
●	Delaware law and provisions in our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws that make a merger, tender offer, or proxy contest difficult, thereby depressing the trading price of our Class A Common Stock;
●	Forum selection provisions in our Amended and Restated Bylaws;
●	That we do not intend to pay dividends for the foreseeable future;
●	We may issue additional shares of Class A Common Stock or other equity securities without your approval;
●	An increase in government regulation of the industries and markets in which we operate, including with respect to the internet and e-commerce;
●	Exposure to greater than anticipated income and transaction tax liabilities;
●	Cybersecurity breaches or our actual or perceived failure to comply with legal obligations related to privacy and cybersecurity by us, or by our third-party service providers or partners;
●	Payment-related risks that may result in higher operating costs or the inability to process payments; and
●	Complaints or litigation that may adversely affect our business and reputation

Operational Risks Related to Our Business

Our business depends in large part on our ability to attract new and retain existing and repeat customers.

A majority of our revenue is derived from customers who have licensed content from us in the past. We are also increasingly relying on committed revenues. We must ensure that existing customers remain active customers and that we are successful in renewing our committed content agreements, including Premium Access agreements and iStock annual subscriptions. Our future performance largely depends on our ability to attract new and retain existing customers. We employ various customer experience, content, marketing and pricing strategies to incentivize customers to seek and use our content. Our customer experience strategies may be unsuccessful, due to lack of available and desirable content, the depth and breadth of our current and future product offerings, lack of differentiated content, a decline or failure in the quality and accuracy of our search algorithms, the features and functionality of our websites, payment systems and effectiveness of our sales support. As new and emerging platforms and content distribution systems emerge, customers may no longer want to source content from distributors such as us. In addition, our marketing strategies may not attract new customers, our content strategies may not attract relevant content from a suitably diverse network of suppliers and our pricing strategies may discourage purchases. To the extent that we are unable to attract new customers, our costs to acquire and retain customers increase, or our existing customers do not continue to license content from us for these or any other reasons, our results of operations and financial condition could be materially and adversely affected.

We may be unable to offer relevant quality and diversity of content to satisfy customer needs, including due to an inability to license content owned by third parties, which may become unavailable to us on commercially reasonable terms or may not be available at all.

We generate a significant majority of our revenue from content that we source from third parties. We typically acquire rights in such content from suppliers through licenses, either on an exclusive or non-exclusive basis, with the ability to grant sublicenses. If we are unable to renew our supply agreements with third-party suppliers or if such suppliers otherwise fail to continue to provide us with relevant content or cease providing content that we currently or may in the future license, we may be unable to offer our customers the depth and breadth of content they may demand. In addition, other digital content distributors who currently or in the future may offer competing content and services may offer content suppliers higher royalties, easier submission workflows and platforms, less rigorous ingestion practices, and/or exclusivity incentives, and/or take other actions that could make it more difficult or impossible for us to license existing or new content from third party suppliers. Such third party suppliers may choose to stop distributing new content with us or remove their existing content from our collection. If we are unable to continue to offer a wide variety of content at reasonable prices with acceptable license rights, our financial condition and results of operations could be materially and adversely affected and future growth prospects limited.

Our business is highly competitive, and we face intense competition from a number of companies, which could reduce our revenues, margins and results of operations.

The digital media content industry is and has been fragmented and intensely competitive, and competition may intensify in the future. Increased competition may result in our loss of market share, pricing pressure and reduced profit margins, any of which could materially and adversely affect our business and results of operations.

We compete with a wide array of entities, including large media companies and individual content creators. These competitors include:

●	traditional stock content providers;
●	other online platforms from which imagery may be sourced that provide both paid and no-cost licenses, including content created on demand or through generative AI models;
●	other specialized editorial and video content providers that are established in local, content or product-specific market segments;
●	independent photographers, filmmakers, musicians and related agencies; and
●	crowd-sourced distribution platforms, social networking and image hosting services.

Many of our competitors have or may obtain significantly greater financial, marketing or other resources or greater brand awareness than we have. Some of these competitors may be able to respond more quickly to new or expanding technology, such as newly emerging generative AI technologies, and devote more resources to product development, marketing or content acquisition than we can. Industry consolidation could result in stronger competitors that are better able to compete for customers. This could lead to more variability in results of operations as we compete with larger competitors and could have a material adverse effect on our business, results of operations, and financial condition.

In addition, new competitors may enter our market, including those that rely on generative AI technologies. They and existing competitors could focus investment in creating, sourcing, archiving, indexing, reviewing, searching, purchasing or delivering content more easily or more affordably. The barriers to creating a website platform that allows for the license of digital content are low, which could result in greater competition. New entrants, as well as existing competitors, may raise significant amounts of capital (or leverage relationships with other competitors or investors) and they may choose to prioritize increasing their market share and brand awareness over profitability, including, for example, by investing more in content offerings, marketing or pricing strategies such as delivering AI generated content, offering higher royalties for exclusivity or lowering content prices. Some of these new competitors may also invest in other existing competitors, increasing market pressure on our offerings.

Competitors could develop products or services that render ours less desirable or obsolete. External factors such as our competitors’ pricing and marketing strategies could impede our ability to meet customer expectations. Our competitors may be able to attract talented staff from us and others to devote greater resources to research and development of products and technologies. Increased competition and pricing pressures may result in reduced sales, lower margins, losses or the failure of our product and services to maintain and grow their current market share, any of which could harm our business. If we are unable to compete successfully against competitors, our financial condition, growth prospects and results of operations could be materially and adversely affected.

We may be unsuccessful in executing our business strategy.

The success of our business and our future growth prospects relies on our ability to execute our business strategies in creating content and expanding our global customer base. There can be no assurance that we will be able to continue to execute any or all of our strategies, including our ability to provide a proprietary platform and infrastructure as well as our acquisition strategy. Failure to execute these strategies on a timely and cost-effective basis could have a material and adverse effect on our financial condition and results of operations and could limit our growth prospects.

We have incurred and expect to continue to incur increased costs and our management will continue to face increased demands as a result of continuously improving our operations as a public company.

We have incurred and expect to continue to incur significant legal, tax, insurance, accounting and other expenses as a result of conducting our operations as a public company. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and related regulations implemented by the SEC and the stock exchanges increase legal and financial compliance costs and making some activities more time-consuming. We are currently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. Further, there may be uncertainty regarding the implementation of these laws due to changes in the political climate and other factors. Our compliance with Section 404 of the Sarbanes-Oxley Act requires that we incur substantial accounting expense and expend significant management efforts. We have incurred and expect to continue to incur costs to obtain directors’ and officers’ insurance as a result of operating as a public company, as well as additional costs necessitated by compliance matters and ongoing revisions to disclosure and governance standards.

These and other increased costs associated with operating as a public company may decrease our net income or increase our net loss and may cause us to reduce costs in other areas of our business or increase the prices of our products or services to offset the effect of such increased costs.

Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to report our financial results accurately or in a timely fashion, and we may not be able to prevent fraud; in such case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock.

As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act, and the related rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing and maintaining corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal control is necessary for us to provide reliable, timely financial reports and prevent fraud.

Our testing of our internal controls, or the testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that we would be required to remediate in a timely manner to be able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act each year. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner each year, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources and could adversely affect the market price of our shares of Class A Common Stock. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.

Failure to effectively manage our costs could adversely affect our results of operations and eliminate potential investment for growth.

We continue to evaluate and manage our costs. However, the ability to effectively manage our operating costs is subject to risks and uncertainties, and we cannot be sure that these activities, or any other activities that we may undertake in the future, will achieve the desired cost management or efficiencies. Failure to effectively manage our costs adversely affect our results of operations and financial condition and curtail investment in growth opportunities.

We may lose the right to use “Getty Images” trademarks in the event we experience a change of control or otherwise exceed the permitted usage of this trademark.

We own trademark registrations and applications for the name “Getty Images.” We use “Getty Images” as a corporate identity, as do certain of our subsidiaries. We refer to these trademark registrations and trademark applications as the “Getty Images Trademarks.” Pursuant to the Restated Option Agreement (as defined below) and the Fourth Amendment to the Restated Option Agreement, in the event that one or more third parties not affiliated with Getty Investments acquire a controlling interest in us, for so long as Getty Investments, Mark Getty, The October 1993 Trust and The Options Settlement (collectively, the “Getty Family Stockholders”) (together with their respective successors and any permitted transferees) beneficially own more than 27,500,000 shares of Class A Common Stock (the “Ownership Threshold”), Getty Investments has the option to acquire, for a nominal sum, all rights to the Getty Images Trademarks.

If the Getty Family Stockholders (together with their respective successors and any permitted transferees) fall below the Ownership Threshold, their option referred to herein will terminate. After an exercise of the option, we would be permitted to continue to use the Getty Images Trademarks for 24 months, and thereafter we would have to cease such use. Getty Investments may also exercise the option if we cease all use of the Getty Images Trademarks. We may not sell, transfer or encumber the Getty Images Trademarks, or any interest therein, without the prior written consent of Getty Investments. In addition, we may not use the Getty Images Trademarks for any direct-to-consumer sales beyond an incidental and limited level. The loss of rights to the Getty Images Trademarks could have a material adverse effect on our business, results of operations and financial condition.

We operate in new and rapidly changing markets, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

The market for commercial digital imagery and other content is a rapidly changing market, characterized by changing technologies, intense price competition, the introduction of new competitors, evolving industry standards, changing and diverse regulatory environments, frequent new service announcements and changing consumer demands and behaviors. Our inability to anticipate these changes and adapt our business, platform, and offerings could undermine our business strategy. Our business strategy and projections, including those related to our revenue growth and profitability, rely on a number of assumptions about the market for commercial digital content, including the size and projected growth of the imagery and video markets over the next several years. Some or all of these assumptions may be incorrect. In particular, our growth is highly dependent upon the continued demand for commercial digital content. To the extent that demand for commercial digital content does not continue to grow as expected or decreases, our revenue growth and profitability may be materially and adversely affected. Our growth strategy is dependent, in part, on our ability to timely and effectively launch new products and services, the development of which are uncertain, complex and costly. In addition, we may be unable successfully and efficiently to address advancements in distribution technology, marketing and pricing strategies and content breadth and availability in certain or all of these markets, which could materially and adversely affect our growth prospects and results of operations.

The limited history of some of the markets in which we operate makes it difficult to effectively assess our future prospects, and our business and prospects should be considered in light of the risks and difficulties we may encounter in these evolving markets. We cannot accurately predict whether our products and services will achieve significant acceptance by potential customers in significantly larger numbers or at the same or higher price points than at present. Our historic growth rates should therefore not be relied upon as an indication of future growth, financial condition or results of operations.

Planned expansion of our operations into new products, services and technologies, including content categories, is inherently risky and may subject us to additional business, legal, financial and competitive risks.

Currently our operations focus on our marketplace for digital content. Further expansion of our operations and our marketplace into additional products and services, such as NFTs, AI, machine learning (“ML”), AI modified or generated content and data products, involves numerous risks and challenges, including potential new competition, increased capital requirements and increased marketing spend to achieve customer awareness of these new products and services. Growth into additional content, product and service areas may require changes to our existing business model and cost structure and modifications to our infrastructure and may expose us to new regulatory and legal risks, any of which may require expertise in areas in which we have little or no experience. There is no guarantee that we will be able to successfully expand our products and services into these areas.

Uncertainty around new and emerging AI applications such as generative AI content creation may require additional investment in the development of proprietary datasets and machine learning models, development of new approaches and processes to provide attribution or remuneration to content creators and building systems that enable creatives to have greater control over the use of their work in the development of AI, which may be costly and could impact our profit margin. Developing, testing, and deploying AI systems may also increase the cost profile of our offerings due to the nature of the computing costs involved in such systems.

Social, ethical and legal issues relating to the use of new and evolving technologies, such as AI, may result in reputational harm and other liability.

Social, ethical and legal issues relating to the use of new and evolving technologies such as AI in our products and services may result in reputational harm and other liability and may cause us to incur additional costs to resolve such issues. As with many innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. If we enable or offer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm or legal liability. Potential governmental regulation related to AI ethics may also increase the burden and cost of research and development in this area or subject us to brand or reputational harm or legal liability. Changes in AI-related regulation could disproportionately impact and disadvantage us and require us to change our business practices, which may negatively impact our financial results. Failure to address AI ethics issues by us or others in our industry could undermine public confidence in AI, which could slow adoption of AI in our products and services. Failure to address AI ethics issues in the industry could result in reputational harm due to deepfake manipulation of our content or misuse of our trademarks. The rapid evolution of AI will require the application of resources to develop, test and maintain our products and services to help ensure that AI is implemented ethically in order to minimize unintended, harmful impact.

If we cannot continue to innovate technologically or develop, market and sell new products and services, or enhance existing technology and products and services to meet customer requirements, our ability to grow our revenue could be impaired.

Our growth largely depends on our ability to innovate and add value to our existing creative platform and to provide our customers and contributors with a scalable, high-performing technology infrastructure that can efficiently and reliably handle increased customer and contributor usage globally, as well as the deployment of new features. For example, NFTs, AI and ML products, including but not limited to generative AI, require additional capital and resources. Without improvements to our technology and infrastructure, our operations might suffer from unanticipated system disruptions, slow performance or unreliable service levels, any of which could negatively affect our reputation and ability to attract and retain customers and contributors. We are currently making, and plan to continue making, significant investments to maintain and enhance the technology and infrastructure and to evolve our information processes and computer systems in order to run our business more efficiently and remain competitive. We may not achieve the anticipated benefits, significant growth or increased market share from these investments for several years, if at all. If we are unable to manage our investments successfully or in a cost-efficient manner, our business and results of operations may be adversely affected.

Our growth also depends, in part, on our ability to identify and develop new products and services and enhance existing products and services. The process of developing new products and services and enhancing existing products and services and bringing products or enhancements to market in a timely manner is complex, costly and uncertain and we may not execute successfully on our vision or strategy because of challenges such as product planning and timing, technical hurdles, or a lack of resources. The success of our products depends on several factors, including our ability to:

●	anticipate customers’ and contributors’ changing needs or emerging technological trends;
●	timely develop, complete and introduce innovative new products and enhancements;
●	differentiate our products from those of our competitors;
●	effectively market our products and gain market acceptance;
●	adopt new technologies without alienating our current contributors;
●	price our products competitively; and
●	provide timely, effective and accurate support to our customers and contributors.

We may be unable to successfully identify new product opportunities or enhancements, develop and bring new products to market in a timely manner, or achieve market acceptance of our products. There can be no assurance that products and technologies developed by others will not render our products or technologies obsolete or less competitive. If we are unsuccessful in innovating our technology or in identifying new or enhancing our existing product offerings, our ability to compete in the marketplace, to attract and retain customers and contributors and to grow our revenue could be impaired.

The manner in which our customers’ industries change could adversely affect our future revenues and limit our future growth prospects.

Our customer base is diverse, but trends in their industries present risks to our business. In recent years, traditional outlets for media and advertising, such as newspapers, magazines, book publishing and television, have experienced consolidation and undergone other significant changes, and, in many cases, also experienced diminishing readership and viewership, as applicable, and ultimately periodic declines in revenues and profitability. Corporate in-house content users have experienced reduced budgets and shifts in use patterns that have changed the way they acquire and use our content, including an increase in reliance on in-house creative and marketing capabilities instead of outsourcing this work to agencies. We have also seen an increasing shift away from print media to digital and online media use. Content used online has historically been characterized by lower resolutions and lower price points but potentially significantly higher volumes than print-based applications. If we are unable to adapt our content offerings and distribution technology to address any current or future changes to customer industries, our future growth prospects and results of operation could be materially and adversely affected.

We rely on third parties to drive traffic to our website, and these providers may change their search engine algorithms or pricing in ways that could negatively affect our business, results of operations, financial condition and prospects.

Our success depends on our ability to attract customers in a cost-effective manner. With respect to our marketing channels, we rely heavily on relationships with providers of online services, search engines, social media, and affiliate websites and e-commerce businesses to provide content, advertising banners and other links that direct customers to our websites. We rely on these relationships to provide significant sources of traffic to our website. In particular, we rely on search engines as important marketing channels. Search engine companies change their natural search engine algorithms periodically, and our ranking in natural searches have been in the past, and may be in the future, adversely affected by such changes. Search engine companies may also determine that we are not in compliance with their guidelines and consequently penalize us in their algorithms as a result. If search engines change or penalize us with their algorithms, terms of service, display and featuring of search results, or if competition increases for advertisements, we may be unable to cost-effectively drive consumers to our websites.

Our relationships with our affiliate websites are not long term in nature and often do not require any specific performance commitments. As competition for online advertising has increased, the cost for some of these services has also increased. A significant increase in the cost of the affiliate websites could adversely impact our ability to attract customers cost effectively and harm our business, results of operations, financial condition and prospects.

Our operation in and continued expansion into international markets is important for our business. As we continue to expand internationally, we face additional business, political, regulatory, operational, financial and economic risks, any of which could increase our costs or otherwise limit our growth.

Operating internationally and continuing to expand our business to attract new customers and content suppliers in geographies other than North America and Western Europe is important to our continued success and growth. For each of the years ended December 31, 2020, 2021 and 2022, approximately 50% of our revenue was derived from customers located outside of the United States. We expect to continue to devote resources to international expansion through exploring acquisition and foreign distributor partnership opportunities, as well as through expanding our foreign language marketing of offerings and further localizing our content library and user experience for foreign markets. Our ability to expand our business and to attract talented employees, customers and content suppliers in an increasing number of international markets requires considerable management attention and resources and is subject to the particular challenges of supporting a growing business in an environment of multiple languages, cultures, customs, political regimes, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. Moreover, as the invasion of Ukraine continues, there can be no certainty regarding whether such governments or other governments will impose additional sanctions or other economic or military measures against Russia. We cannot provide assurance that current sanctions or potential future changes in sanctions will not have an adverse impact on our operations. Expanding our international focus may subject us to risks that we have not faced before or increase risks that we currently face, certain of which are described elsewhere in these “Item 1A. Risk factors,” including risks associated with:

●	modifying and customizing our content, technology, pricing and marketing efforts to appeal to foreign customers and attract foreign content suppliers;
●	changes to domestic and international intellectual property, privacy and rights of publicity laws;
●	higher costs associated with doing business internationally, including increased taxes and foreign currency fluctuations;
●	legal, political or systemic restrictions on the ability of U.S. companies to do business in foreign countries, including, among others, restrictions imposed by the U.S. Office of Foreign Assets Control (“OFAC”) on the ability of U.S. companies to do business in certain specified foreign countries or with certain specified organizations and individuals;
●	difficulty in staffing and strains on our systems and staff in managing widespread operations and ensuring compliance with foreign laws and regulations, including local laws, the U.S. Foreign Corrupt Practices Act, the U.K. Anti-Bribery Act, the U.K. Modern Slavery Act, or other anti-corruption or anti-money laundering laws, tax regulations, disclosure requirements, privacy laws, biometric, data protection, rights of publicity, human rights, employment, technology laws and laws relating to content;
●	government regulation of e-commerce and restrictions on communications, distribution of content and media, including censorship;
●	disruption in the political, economic or military stability of markets in which we operate;
●	currency restrictions that may limit our ability to repatriate profits;
●	differences in payment cycles, increased credit risks and increased payment fraud levels;
●	lack of adoption by certain jurisdictions of e-commerce and internet payment platforms and adoption of different platforms by different jurisdictions;
●	reduced and more costly protection of our intellectual property;
●	currency exchange fluctuations, hyperinflation and deflation fluctuations;
●	potential adverse tax consequences of doing business in certain jurisdictions;
●	recruiting and retaining talented and capable management and employees in foreign countries; and
●	the difficulties of establishing, adapting and maintaining the systems and operations for compliance with and management of these risks.

These risks may make it impossible or prohibitively expensive to effectively maintain operations in or expand to new international markets, or delay entry into such markets, which could materially and adversely affect our ability to grow our business. Additionally, the entry of local competitors in certain markets may impede our ability to grow our business in those markets.

Action by governments to restrict access to, or operation of, our services or the content we distribute in their countries could substantially harm our reputation, business and financial results.

Foreign governments, or internet service providers acting pursuant to foreign government policies or orders, of one or more countries may seek to limit content available through our e-commerce platform in their country, restrict access to our products and services from their country entirely, or impose other restrictions that may affect the accessibility of our services in their country for an extended period of time or indefinitely if our services, or the content we distribute, are deemed to be in violation of their local laws and regulations. For example, domestic internet service providers have previously blocked access to certain content in China and other countries, such as Russia, have previously restricted access to specific content. If access to our services is restricted, in whole or in part, in one or more countries or our competitors can successfully penetrate geographic markets that we cannot access, our reputation among our customers, contributors and employees may be negatively impacted, our ability to retain or increase our contributor and customer base may be adversely affected, we may not be able to maintain or grow our revenue as anticipated, and our financial results could be adversely affected.

Unless we increase customer and supplier awareness of certain of our new and emerging products and services, our revenue may not continue to grow.

In order to increase the number of our customers and suppliers for these new product lines, we may be required to expend greater resources on advertising, marketing, and other brand-building efforts to preserve and enhance customer and supplier awareness of our core brand, as well as accept lower margins to attract suppliers. If we are unable to increase market awareness of our new and emerging products and services or otherwise take advantage of evolving consumer trends and preferences, our growth prospects, results of operations and financial condition may be materially and adversely affected.

The impact of currency fluctuations could adversely and materially affect our business and results of operations.

Our foreign operations are exposed to foreign exchange rate fluctuations as our financial results are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased revenue, operating expenses and net income. Similarly, if the U.S. dollar strengthens against foreign currencies (which occurred in 2022), the translation of these foreign currency denominated transactions will result in decreased revenue, operating expenses and net income. As exchange rates vary, sales and other results of operations, when translated, may differ materially from expectations. For the years ended December 31, 2022, 2021 and 2020, 44%, 47% and 45% of our revenue was denominated in foreign currencies, respectively. In addition, approximately 35%, 34% and 32% of our SG&A (as defined below) and capital expenditures for the years ended December 31, 2022, 2021 and 2020 were denominated in foreign currencies, respectively.

Because we report our financial results in U.S. dollars, fluctuations in foreign currencies (including the British Pound, Australian and Canadian dollars, Japanese Yen and Euro) have had and will continue to have a material effect on our financial performance. Volatility in foreign currency fluctuations may continue as a result of economic and political circumstances beyond our control.

A decline in value of any foreign currency against the U.S. dollar will tend to have a negative effect on our financial performance, while an increase in value of these currencies against the U.S. dollar will tend to have a positive impact on reported financial performance. This fluctuation risk increases as we expand into foreign markets.

We currently, and may in the future, enter into certain derivatives or other financial instruments to hedge against this foreign exchange risk. It is difficult to predict the impact hedging activities have on our results of operations and any actions we have and will take with respect to hedging our foreign currency exchange risk may be unsuccessful.

We may be unable to adequately maintain, adapt and upgrade our websites and technology systems to ingest and deliver higher quantities of new content and allow existing and new customers to successfully search for our content.

To remain competitive, we must continue to add substantial quantities of the most relevant content desired by our customers. Our ability to ingest such content is directly related to the ease of access, sophistication, protections and reliability of the technology relating to our ingestion tools. Our failure to address deficiencies could result in a decrease or inability to ingest enough new content, thereby causing customers to seek other sources, which could materially and adversely affect our results of operations and financial condition.

Even if we are able to ingest sufficient new content, we must also add new functionality and features to our websites to allow customers to search for the relevant content we offer. A significant component of our technology strategy is the improvement of the compatibility of our websites with third-party search engines that direct traffic to our site and, specifically, to content that reflects searched key words. The search algorithms developed by third-party search engines are typically not publicly known and are subject to unanticipated changes, which could significantly affect the number of new customers we attract to our sites. In addition, we continually seek to improve search functions within our site to enable customers to locate the most relevant and appropriate content for their particular use. If we do not address any current or future deficiencies with respect to potential or existing customers’ ability to search for content on the internet or on our websites, we may be unsuccessful in acquiring and retaining customers and ultimately licensing the most relevant content, which could materially and adversely affect our results of operations and financial condition. In addition, the expansion and improvement of our systems and websites may require us to commit substantial financial, operational and technical resources, with no assurance that our business will improve.

We may not be able to continue the growth of our business at rates reflective of our historical growth rates or at all.

We have experienced growth in terms of revenues, customers and content offerings, and we may not be able to maintain our historical rate of growth in certain product lines or replicate this growth with other product lines or across geographies. For the period commencing with the year ended December 31, 2020 to the year ended December 31, 2022, our revenue and Adjusted EBITDA have grown at a compound annual growth rate (“CAGR”) of 6.6% and 5.5%. Our growth strategy may require us to commit substantial financial, operational and technical resources to current operations, which may divert such resources away from other potentially profitable ventures, without any guarantee of a similar return on any such investments. Further, even if we do achieve the desired growth, such growth could also strain our ability to maintain reliable operation of our websites or our relationships with customers and content suppliers and acquire relevant content. This in turn could negatively impact our ability to develop and improve our operational, financial and management controls and systems. If we fail to effectively manage or support future growth, or if we are otherwise negatively impacted by our efforts to grow our product lines, our business, results of operations and financial condition may be materially and adversely affected.

We may not meet our growth objectives and strategies, which may impact our competitiveness and results of operations.

As part of our business, we seek to achieve profitable growth by attracting new customers and retaining existing customers through various customer experience, content, marketing and pricing strategies, incentivizing customers to seek our content. As we continue to invest in growth opportunities, including investments in new technologies and capabilities, we may experience unfavorable demand for our content or we may be unable to deploy these technology-based solutions successfully or profitably. Our inability to invest effectively in new growth opportunities could impact our competitiveness and render it difficult for us to meet our growth objectives and strategies, which could adversely impact our business, financial condition or results of operations.

Technological interruptions that impair access to our websites or the efficiency of our websites and technology systems could damage our reputation and brand and adversely affect our results of operations.

The digitization and satisfactory internet distribution of our content is a key component of the efficient functioning of our websites and our business. We will need to continue to invest in and improve our websites and systems, network infrastructure, content ingestion, and customer experience in order to ensure consistent performance, reliability, and accessibility, and to accommodate our expanding product offerings, anticipated increased site traffic, sales volume, and processing of the resulting information and transactions. If we experience significant disruptions or difficulties as a result of or during any such technology updates or upgrades, we may face system interruptions, poor website response times, inability to refresh or add content, diminished customer services, impaired quality and speed of order processing, and potential problems with our internal control over financial reporting. Substantial or repeated system disruptions or failures would reduce the attractiveness of our websites significantly and negatively impact our brand and reputation for both customers and content providers. Even a disruption as brief as a few minutes could have a negative impact on activities on our websites or systems and could therefore result in a loss of customers, revenue, partners, content providers or data. Because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all.

Our ability to license content and offer other related services also depends on the maintenance of a reliable network backbone with the necessary speed, data capacity and security, as well as the timely development of complementary capabilities, to provide reliable website internet access and services. The internet has experienced, and is likely to continue to experience, significant growth in the number of users and bandwidth requirements. As a result, problems caused by viruses, worms, malware and similar programs could negatively impact internet infrastructure and cause it to be unable to support the user demand associated with such users and bandwidth requirements. The internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future, which could reduce the level of internet usage generally as well as the level of usage of our services. In addition, if telecommunications providers lose service to their customers, our customers will not be able to access our websites. Our websites and systems have in the past experienced, and may in the future experience, temporary system interruptions for a variety of reasons, including security breaches and other security incidents, viruses, telecommunication and other network failures, power failures, programming errors, data corruption, denial-of-service attacks or an overwhelming number of visitors trying to reach our websites during periods of strong demand. Even a brief disruption in service that causes portions of our websites to be unavailable to customers or prevents us from efficiently uploading content to our websites, or taking, processing or fulfilling orders could have a significant impact on our financial performance. System disruptions and difficulties, whether as a result of our internally developed systems or those of third-party providers, may inconvenience our customers and content providers and/or result in negative publicity, and may negatively affect our ability to provide services and the volume of content we license and deliver over the internet, thereby causing users to perceive our sites as not functioning properly and causing them to use another website or other methods to obtain the products or services we offer.

We rely upon third-party service providers, such as co-location and cloud service providers, for certain of our data centers and application hosting, and we are dependent on these third parties to provide continuous power, cooling, internet connectivity and technical, administrative and physical security for our servers. Certain of these third-party providers have in the past experienced, and may in the future experience, interruptions in operations that could harm our business. In such events, or in the event that we are unable to agree upon satisfactory terms for continued relationships, we could be forced to enter into relationships with other service providers or assume hosting responsibilities ourselves, potentially at a greater cost or on less favorable terms to us. Although our use of cloud services and multiple production data centers enables us to provide rapid content delivery to our customers and to support business continuity in the event of an emergency, a system disruption at an active data center or third-party hosting service provider could result in a noticeable disruption and/or performance degradation on our websites.

Additionally, some of the computer and communications hardware necessary to operate our corporate functions are located in metropolitan areas worldwide, which systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, earthquake and similar events. We do not have redundancy for all of our systems, many of our critical applications reside in only one of our data centers or in the cloud, and our disaster recovery planning may not account for all eventualities. In addition, we may have inadequate insurance coverage to compensate for any related loss.

Occasionally, we migrate data among data centers and to third-party hosted environments. If a transition among data centers or to third-party service providers encounters unexpected interruptions, unforeseen complexity, or unplanned disruptions despite precautions undertaken during the process, this may impair our delivery of products and services to customers and result in increased costs and liabilities, which may harm our results of operations and our business.

It is also possible that hardware or software failures or errors in our systems (or those of our third-party service providers) could result in data loss or corruption, cause the information that we collect or maintain to be incomplete or contain inaccuracies that our customers regard as significant, or cause us to fail to meet customer expectations or comply with regulatory notification requirements. Furthermore, our ability to collect and report data may be delayed or interrupted by a number of factors, including access to the internet, the failure of our network or software systems, security breaches or significant variability in visitor traffic on customer websites.

Disruptions to our websites or internal communications and operating systems for any of the foregoing reasons could negatively impact our reputation and the perceived or actual functionality of our operations, which could harm our business and reputation, and cause a material and adverse effect on our financial condition.

Our failure to protect the proprietary information of our customers and our networks against security breaches could damage our reputation and expose us to liability and protracted and costly litigation.

An important component of our global business is the secure transmission of proprietary information and the transaction of commerce over the internet. We and our third-party service providers collect and maintain proprietary information and personal information in connection with servicing our customers and content suppliers and other related processes on our websites and systems, and, in particular, in connection with processing and remitting payments to and from our customers and content suppliers, and are therefore exposed to security and fraud-related risks, which are likely to become more challenging as we expand our operations and as technology evolves. In addition, we collect proprietary information and personal information of third-party vendors and distributors, as well as our employees. Although we maintain security features on our websites and systems, and utilize security measures such as encryption and authentication technology, our security measures may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in and transmitted by our websites and system. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication to effectively secure transmission of the proprietary information that we process for our customers, employees, vendors, distributors and content suppliers, and such technology may fail to function properly or may be compromised or breached. Additionally, we use third-party co-location and cloud service vendors for our data centers and application hosting, and other third-party vendors for some of the software and services that we use to operate the business, and their security measures may not prevent security breaches and other disruptions that may jeopardize the security of information stored in and transmitted through their systems. Further, some of the software and services that we use to operate our business, including our internal e-mail and customer relationship management software, are hosted by third parties. It is possible that a breach of any of these systems could go undetected for an extended period of time.

If these services were to experience a security breach or be interrupted or were to cause us to lose control of proprietary information, our business operations could be disrupted, and we could be exposed to liability and costly litigation. A party that is able to circumvent our security measures could misappropriate proprietary information and/or personal information, cause interruption in our operations, damage or misuse our websites or systems, distribute or delete content owned by our content suppliers, customers, vendors or employees, and misuse the information that they misappropriate. Additionally, our systems may be breached by third parties without our being aware that our systems or data have been compromised. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. In addition, a significant cyber-security breach could result in major credit card associations’ payment networks and companies offering other payment methods prohibiting us from processing future transactions on their networks and systems. Security and fraud-related issues are likely to become more challenging as we expand our operations and the related prevention, maintenance and risks associated with them could have a material and adverse effect on our financial condition.

Although cybersecurity and the continued development and enhancement of the processes, practices and controls that are designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access are a high priority for us, our efforts may not be enough to prevent a party from circumventing our security measures, or the security measures of our third-party service providers, and accessing and misusing the proprietary information of our employees, customers and contributors. Accounts created with weak or recycled passwords could allow cyber-attackers to gain access to confidential data.

Additionally, failure by customers, vendors or content providers to remove accounts of their own employees, or the granting of accounts by the customer, vendor or content provider in an uncontrolled manner, may allow for access by former or unauthorized representatives. Security researchers, criminal hackers and other third parties regularly develop new techniques to penetrate computer and network security measures and, certain parties have in the past managed to obtain limited unauthorized access to certain of our systems and misused some of our systems and software. Outside parties have in the past attempted and may in the future attempt to fraudulently induce our employees or users of our products or services to disclose proprietary information or sensitive, personal, or confidential information via illegal electronic spamming, phishing or other tactics. Unauthorized parties may also attempt to gain physical access to our facilities in order to infiltrate our information systems or attempt to gain logical access to our products, services, or information systems for the purpose of exfiltrating content and data. These actual and potential breaches of our security measures and the accidental loss, inadvertent disclosure or unauthorized dissemination of proprietary information or sensitive, personal or confidential data about us, our employees, our customers or their end users, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our employees, our customers or the individuals affected to a risk of loss or misuse of this information. This may result in litigation and liability or fines, our compliance with costly and time intensive notice requirements, governmental inquiry or oversight or a loss of customer confidence, any of which could harm our business or damage our brand and reputation, possibly impeding our present and future success in retaining and attracting new customers and content suppliers and thereby requiring time and resources to repair our brand and reputation, and could cause harm to our business, financial condition and results of operations. In addition, our failure to adequately control fraudulent credit card transactions could damage our reputation and brand. Any one of the foregoing occurrences could result in a material and adverse effect on our business and results of operations.

As the techniques used to obtain unauthorized access, attack, disable or degrade services, or sabotage systems, are constantly evolving in sophisticated ways to avoid detection, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by such breaches. Any actual breach, the perceived threat of a breach or a perceived breach could cause our customers, contributors and other third parties to cease doing business with us, or subject us to lawsuits, regulatory fines and other action or liability, any of which could harm our reputation, business, financial condition and results of operations.

Any compromise of security may result in our being out of compliance with U.S. federal and state laws, and international laws and contractual commitments, and we may be subject to lawsuits, fines, criminal penalties, statutory damages, and other costs, including for provision of breach notices and credit monitoring to our customers. Any failure, or perceived failure, by us to comply with our posted or internal privacy and data protection policies or with any regulatory requirements or orders or other federal, state, or international privacy, security or consumer protection-related laws and regulations, could result in proceedings or actions against us by governmental entities or others, subject us to significant penalties and negative publicity, and adversely affect our results of operations.

We may not be successful in acquiring or integrating new content and product lines.

Our strategy to increase market share and enhance profitability is to leverage our existing expertise into what we believe are underserved product and geographic markets. As part of this strategy, we have in the past acquired and invested in, and may in the future seek to acquire or invest in new businesses, products, collections and product offerings, or technologies that could complement or expand our business. Acquisitions or new partnerships may require significant capital infusions or investments and may negatively impact our results of operations. Further, the evaluation and negotiation of potential acquisitions and partnerships, as well as the integration of acquired businesses or onboarding of new partners, may divert management time and other resources. Certain other risks related to such acquisitions and investments that may have a material effect on our business or prevent us from benefiting from such investments include:

●	disruption of our ongoing business, including diverting management’s attention from existing businesses and operations;
●	costs incurred in performing due diligence and professional fees relating to potential acquisitions and partnerships;
●	use of cash resources or incurrence of debt to fund acquisitions and investments;
●	assumption of actual or contingent liabilities, known and unknown;

●	amortization expense related to acquired intangible assets, impairment of any goodwill acquired and other adverse accounting consequences;
●	difficulties and expenses in integrating the sales, marketing, operations, products, services, technology and financial and information systems of an acquired company, particularly in emerging geographic markets;
●	information security vulnerabilities;
●	retention of key employees, customers, and suppliers of an acquired business; and
●	an adverse review of an acquisition or potential acquisition, or limitations put on such acquisitions, by a regulatory body.

These risks may make it impossible or prohibitively expensive to execute our business and investment strategies or delay execution of such strategies, which would materially and adversely affect our growth prospects and financial condition.

If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings.

Under generally accepted accounting principles, we review our intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. We are required to test goodwill and any other intangible asset with an indefinite life for possible impairment on the same date each year and on an interim basis if there are indicators of a possible impairment. We are also required to evaluate amortizable intangible assets and fixed assets for impairment if there are indicators of a possible impairment. There is significant judgment required in the analysis of a potential impairment of goodwill, identified intangible assets and fixed assets. If, as a result of a general economic slowdown, deterioration in one or more of the markets in which we operate or in our financial performance and/or future outlook, the estimated fair value of our long-lived assets decreases, we may determine that one or more of our long-lived assets is impaired. An impairment charge could have a material adverse effect on our results of operations and financial position. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or other intangible assets is determined, thereby materially and adversely affecting our results of operations.

Our ability to obtain additional capital on commercially reasonable terms may be limited.

Although we believe our cash, cash equivalents and short-term investments, as well as future cash from operations and cash available, provide adequate resources to fund ongoing operating requirements for the foreseeable future, we may need to seek additional financing to compete effectively.

If we are unable to obtain capital on commercially reasonable terms, it could:

●	reduce funds available to us for purposes such as working capital, capital expenditures, strategic acquisitions and investments and other general corporate purposes;
●	restrict our ability to introduce new products or exploit business opportunities;
●	increase our vulnerability to economic downturns and competitive pressures in the markets in which we operate; and
●	place us at a competitive disadvantage.

We have incurred debt, which could have a negative impact on our financing options and liquidity position, which could in turn adversely affect our business.

As of December 31, 2022, we had $1.434 billion in aggregate principal amount of total debt. Additionally, our Credit Facility has remaining borrowing capacity of $80.0 million as of December 31, 2022. Our overall leverage and the terms of our financing arrangements could:

●	limit our ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity;
●	make it more difficult for us to satisfy the terms of our debt obligations;
●	limit our ability to refinance our indebtedness on terms acceptable to us, or at all;
●	limit our flexibility to plan for and to adjust to changing business and market conditions and increase our vulnerability to general adverse economic and industry conditions;
●	require us to dedicate a substantial portion of our cash flow from operations to make interest and principal payments on our debt, thereby limiting the availability of our cash flow to fund future investments, capital expenditures, working capital, business activities and other general corporate requirements; and

●	increase our vulnerability to adverse economic or industry conditions.

Our ability to meet expenses and debt service obligations will depend on our future performance, which could be affected by financial, business, economic and other factors. In addition, a breach of any of the covenants in our outstanding debt agreements or our inability to comply with the required financial ratios could result in a default under our debt instruments, including the Credit Facility. If an event of default occurs, our creditors could elect to declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable and/or require us to apply all of our available cash to repay borrowings. If we are not able to pay our debt service obligations we may be required to refinance all or part of our debt, sell assets, borrow more money or raise additional equity capital.

Risks Related to the COVID-19 Pandemic and Global Economic Conditions

The extent to which the COVID-19 pandemic will have a continued impact remains uncertain.

The COVID-19 pandemic has evolved significantly and has impacted, and may continue to impact in the future, the U.S. and global economy. The duration and severity of COVID-19 is uncertain and difficult to predict, and the emergence of COVID-19 variants has resulted in setbacks to economic recovery. Subsequent surges in the outbreak could lead to one or more of the following conditions that could have a material adverse impact on our business operations and financial condition: decreased business spending by our customers and prospective customers, reduced demand for our products, lower renewal rates by our customers; increased customer losses/churn and turnover of talent; increased challenges in or cost of acquiring new customers and talent; reduction in the amount of content uploaded by our contributors and/or reduction in the number of contributors on our site because of reduced royalties earned by our contributors; inability of our contributors who create customized exclusive content (“Custom Content”) and editorial photographers to complete assignments because of travel and in-person event restrictions, including event organizer or league shut down or postponement of sports and entertainment events; increased competition; increased risk in collectability of accounts receivable; reduced productivity due to remote work arrangements; lost productivity due to illness and/or illness of family members; inability to hire key roles; adverse effects on our strategic partners’ businesses; impairment charges; extreme currency exchange-rate fluctuations; inability to recover costs from insurance carriers; business continuity concerns for us and our third-party vendors; inability of counterparties to perform under their agreements with us; increased risk of vulnerability to cybersecurity attacks or breaches resulting from a greater number of our employees working remotely for extended periods of time; and challenges with internet infrastructure due to high loads. Our inability to respond to and manage the potential impact of such events effectively could have a material adverse effect on our business, financial condition and results of operations.

As we generally recognize revenue from our customers as content is downloaded, the impact to our reported revenue resulting from changes in our sales activity due to COVID-19 may not be fully apparent until future periods. Our efforts to help mitigate the negative impact of new outbreaks on our business may not be effective, and we may be affected by a protracted economic downturn. Even though the COVID-19 outbreak has subsided, we may continue to experience impacts to our business as a result of COVID-19’s global economic impact and any recession that has occurred or may occur in the future. Further, as the COVID-19 situation is continuously evolving, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or in a manner that we currently do not consider to present significant risks to our operations.

The impact of worldwide economic, political and social conditions may adversely affect our business and results of operations.

Global economic, political and social conditions can affect the business of our customers and the markets they serve, as well as disrupt the business of our vendors, third-party resellers and strategic partners. Numerous external forces beyond our control, including generally weak or uncertain economic conditions, supply chain disruptions, rising interest rates, inflation, negative or uncertain political climates, changes in government, global health epidemics, and/or the financial stability of the banking industry could adversely affect our financial condition. Particularly, our financial condition is affected by worldwide economic conditions and their impact on content generation and marketing and advertising spending. Expenditures by our customers generally tend to reflect overall economic conditions, and to the extent that the economy stagnates as a result of macroeconomic conditions, companies may reduce their spending with us. This could have a serious adverse impact on our business. To the extent that overall economic conditions reduce spending on digital content, our ability to retain current and obtain new customers could be hindered, which could reduce our revenue and negatively impact our business. In addition, if we are unable to successfully anticipate changing economic, political and social conditions, we may be unable to effectively plan for and respond to those changes and our business could be negatively affected.

Further, economic, political and social macro developments in the United States, Europe, and Asia could negatively affect our ability to conduct business in those territories. Financial difficulties experienced by our customers, third-party resellers, vendors and strategic partners due to economic volatility, rising interest rates, supply chain disruptions, inflation or other unfavorable changes could result in these companies scaling back operations, exiting businesses, merging with other businesses or filing for bankruptcy protection and potentially ceasing operations, all of which could adversely affect our business, financial condition and results of operations.

Risks Related to Personnel

The loss of key personnel, an inability to attract and retain additional personnel or difficulties in the integration of new members of our management team into our Company could affect our ability to successfully grow our business.

Our future success depends in large part upon the continued service of the members of our executive management team and key employees. All members of our executive management team are subject to employment agreements. In addition, our success also depends on our ability to attract and retain qualified technical, sales and marketing, customer support, financial and accounting, legal and other managerial personnel, as well as high quality photographers for our product line covering entertainment, sports and news (“Editorial”). The competition for skilled personnel in the industries in which we operate is intense. Our personnel generally may terminate their employment at any time for any reason. We may incur significant costs to attract and retain highly skilled personnel, and we may lose new employees to our competitors before we realize the benefit of our investment in recruiting them. As we move into new geographies, we will need to attract and recruit skilled personnel across functional areas. Some of our employees in Brazil, Germany, France and Spain are subject to collective bargaining agreements and employees in other jurisdictions may unionize. If we fail to attract new personnel or if we suffer increases in costs or business operations interruptions as a result of a labor dispute, or fail to retain and motivate our current personnel, we might not be able to operate our businesses effectively or efficiently, serve our customers properly or maintain the quality of our content and services.

We may be exposed to risks related to our use of independent contractors.

We rely on independent third parties to provide certain services for our Company. The state of the law regarding independent contractor status varies from jurisdiction to jurisdiction and is subject to change based on court decisions and regulation. For example, on April 30, 2018, the California Supreme Court adopted a new standard for determining whether a company “employs” or is the “employer” for purposes of the California Wage Orders in its decision in the Dynamex Operations West, Inc. v. Superior Court case. This standard was expanded and codified in California via Assembly Bill 5, which was signed into law in September 2019 and became effective as of January 1, 2020. The Dynamex decision and Assembly Bill 5 altered the analysis of whether an individual, who is classified by a hiring entity as an independent contractor in California, has been properly classified as an independent contractor. Assembly Bill 5 was amended to include exclusions for photographers, videographers and editors where specific requirements are met. In addition, independent workers have been the subject of widespread national discussion and it is possible that other jurisdictions may enact laws similar to Assembly Bill 5 or that otherwise impact our business and our relationships with independent third parties. As a result, there is significant uncertainty regarding the future of the worker classification regulatory landscape.

From time to time, we may be involved in lawsuits and claims that assert that certain independent contractors should be classified as our employees. Adverse determinations regarding the status of any of our independent contractors could, among other things, entitle such individuals to the reimbursement of certain expenses and to the benefit of wage-and-hour laws, and could result in the Company being liable for income taxes, employment, social security, and withholding taxes and benefits for such individuals. Any such adverse determination could result in a material reduction of the number of subcontractors we can use for our business or significantly increase our costs to serve our customers, which could adversely affect our business, financial condition and results of operations.

Risks Related to Our Intellectual Property and Confidential Information

Our business and prospects would suffer if we are unable to protect and enforce our intellectual property rights and confidential information.

The success of our business depends on our ability to protect and enforce our patents, trade secrets, trademarks, copyrights and all of our other intellectual property rights and other confidential information, including our intellectual property rights underlying our owned content library, websites and search algorithms. Despite our efforts to protect our intellectual property rights, which may afford only limited legal protections, unauthorized parties have attempted, and may continue to, attempt to copy and use aspects of our intellectual property and other confidential information. Effective legal protection for our patents, trade secrets, trademarks, copyrights and other intellectual property assets may not be available or practical in every country in which we operate or intend to operate. Moreover, policing our intellectual property rights is difficult, costly and may not always be effective. We may commence legal proceedings to protect our IP rights, which may increase our operating expenses. We could be subject to countersuits as a result. To the extent any unauthorized parties, which may include our competitors, are successful in copying and using aspects of our intellectual property or confidential information, including our search algorithms and our trade secrets, our business could be harmed.

We or one of our affiliates have registered “Getty Images,” “iStock,” “Unsplash” and other marks and logos as trademarks in the United States and other jurisdictions. Nevertheless, competitors may adopt trademarks similar to ours, or purchase keywords in internet search engine marketing programs that are confusingly similar to our trademarks, thereby impeding our ability to build brand identity and possibly leading to confusion among existing and potential new customers. In addition, there could be infringement claims by third parties regarding any of our trademarks or our use of other intellectual property that could damage our reputation and brand, prove costly to defend irrespective of their validity, and, if such claims are ultimately validated, materially and adversely affect our financial condition and results of operations.

We currently own the www.gettyimages.com, www.istock.com and www.unsplash.com internet domain names in addition to various other domain names. Domain names are generally regulated by internet regulatory bodies. If we lose the ability to use a domain name in a particular country, we would be forced either to incur significant additional expenses to market our products within that country or to elect not to sell products in that country. Either result could harm our business and results of operations. The regulation of domain names in the United States and in foreign countries is subject to change, including the establishment of additional top-level domains and domain name registrars or the modification of the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names that utilize our brand names in the United States or other countries in which we conduct business or in which we may conduct business in the future.

In order to protect our trade secrets and other confidential information, we rely in part on confidentiality agreements with our employees, consultants and third parties with whom we have relationships. These agreements may not prevent disclosure of trade secrets and other confidential information and may not provide an adequate remedy in the event of misappropriation or any unauthorized disclosure or independent discovery of our trade secrets and confidential information. Costly and time-consuming litigation could be necessary to enforce or determine the scope of our trade secret rights and related confidentiality and nondisclosure provisions. Failure to adequately protect our trade secrets and other confidential information could adversely affect our competitive business position.

Litigation or proceedings before the U.S. Patent and Trademark Office, U.S. Copyright Office or other governmental authorities and administrative bodies in the United States and foreign countries may be necessary in the future to enforce and protect our patent rights, copyrights, trademarks, trade secrets, domain names and other intellectual property rights and to determine the validity, enforcement and scope of the intellectual property rights of others. Furthermore, the monitoring and protection of our intellectual property rights may become more difficult, costly and time consuming as we continue to expand internationally, particularly in those markets, such as China and certain other developing countries in Asia, in which legal protection of intellectual property rights is less robust than in the United States and in Europe. Our efforts to enforce or protect our intellectual property rights may be ineffective and could result in substantial costs and diversion of resources and management time, each of which could materially and adversely affect our results of operations.

We rely on intellectual property laws and contractual restrictions to protect the content in our library. Intellectual property laws and protections may change and such changes may impact our protections, adversely impacting our business and financial position. Certain countries do not prioritize the enforcement of intellectual property laws, and litigation in those countries may be costly and ineffective. Consequently, these intellectual property laws afford us only limited protection. Unauthorized parties have attempted, and may continue to attempt, to improperly use our content. We cannot guarantee that we will be able to prevent the unauthorized use of our content or that we will be successful in stopping such use once it is detected.

Our products and services may infringe on intellectual property rights of third parties, which could require us to incur substantial costs and distract our management.

Media, internet and technology companies are frequently the target of litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights or rights related to their use of technology. Some internet, technology and media companies, including some of our competitors, own large numbers of patents, copyrights, trademarks, trade secrets and other intellectual property rights, which they may use as a basis to assert claims against us. We have developed proprietary technology and a robust infrastructure to power our products and services, and this technology is critical to our business. Third parties may in the future assert that the technology we have developed or the content that we display and distribute infringes, misappropriates or otherwise violates their intellectual property rights, and as we face increasing competition, the possibility of intellectual property rights claims against us grows. Such litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue, and therefore our own issued and pending patents may provide little or no deterrence to these patent owners in bringing intellectual property rights claims against us. Existing laws and regulations are evolving and subject to different interpretations, and various federal and state legislative or regulatory bodies may change current laws or regulations or enact new ones. We cannot guarantee that our technology is not infringing or violating any third-party intellectual property rights or rights related to the use of technology, or that it will not infringe or violate such rights in the future.

We license a significant majority of the content in our library from third parties, and we cannot guarantee that each supplier holds the rights or releases he or she claims or that such rights and releases are adequate. From time to time we receive notices from third parties claiming that certain content that we license infringes their intellectual property rights. In such circumstances, we may not be able to obtain licenses to use those rights on commercially reasonable terms or at all, we may have to stop selling such content, and we may have to pay damages or satisfy indemnification commitments to our customers, or we may incur significant expense to defend against claims of infringement. While we offer our customers indemnification for only certain specified amounts of legal costs and direct damages arising from the use of images, video or music licensed through us, our contractual liability limitations with respect to such indemnification obligations may not be enforceable in all jurisdictions. We maintain insurance policies to cover potential intellectual property disputes; however, such insurance does not cover all exposures, including the potential damages associated with any willful infringements.

We cannot predict whether assertions of third-party intellectual property rights or any infringement or misappropriation or other claims arising from such assertions will substantially harm our business or results of operations. If we are forced to defend against any infringement or misappropriation or other claims, whether they are with or without merit, are settled out of court, or are determined in our favor, we may be required to expend significant time and financial resources on the defense of such claims.

Furthermore, an adverse outcome of a dispute may require us to: pay damages, potentially including statutory damages and attorneys’ fees if we are found to have willfully infringed a party’s intellectual property rights; expend additional development resources to redesign our technology; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies, content, or materials; and/or indemnify our partners and/or other third parties. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. In addition, any lawsuits regarding intellectual property rights, regardless of their success or merit, could be expensive to resolve, cause harm to our reputation, and would divert the time and attention of our management and technical personnel.

Although we have insurance to cover indemnification claims, we have incurred, and will continue to incur, legal fees and other expenses, as well as a diversion of management time and resources related to such claims and related settlements, which may increase over time, and adversely affect our financial condition and results of operations.

Much of the software and technologies used to provide our services incorporate, or have been developed with, “open source” software, which may restrict how we use or distribute our services or require that we publicly release certain portions of our source code.

Much of the software and technologies used to provide our services incorporate, or have been developed with, “open source” software. Such “open source” software may be subject to third-party licenses that impose restrictions on our software and services. Under certain open source licenses, if certain conditions were met, we could be required to publicly release aspects of the source code of our software or to make our software available under open source licenses. Few courts have interpreted open source licenses, and the way these licenses may be interpreted and enforced is therefore subject to some uncertainty. To avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our software, which could reduce or eliminate the value of our services and technologies and materially and adversely affect our ability to sustain and grow our business.

If an author or other third-party that distributes open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our services that contained the open source software and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our services. In addition, use of open source software can lead to greater risks than use of third-party commercial software because open source licensors generally do not provide warranties or controls on the origin of the software. The use of open source software can also carry security risks arising from unknown vulnerabilities that can be exploited by malware in unanticipated ways, which can lead to disruption and/or harm to operations and protected data. Additionally, because any software source code we contribute to open source projects is publicly available, while we may benefit from the contributions of others, our ability to protect our intellectual property rights in such software source code may be limited or lost entirely, and we will be unable to prevent our competitors or others from using such contributed software source code. Similarly, we may be subject to third-party intellectual property claims as a user of or contributor to such open source software. Any of these risks could be difficult to eliminate or manage and, if not addressed, could adversely affect our business, financial performance, and growth.

Risks Related to Legal and Regulatory Matters

An increase in government regulation of the industries and markets in which we operate, including with respect to the internet and e-commerce, could have a negative impact on our business.

Existing or future laws and other regulations that may materially affect our business include, but are not limited to, those that govern or restrict:

●	privacy and biometric issues and data collection, processing, retention and transmission;
●	data and cybersecurity;
●	automatic contract or subscription renewal;
●	credit card fraud and processing;
●	consumer protection;
●	advertising, marketing and sales of our content and services;
●	pricing and taxation of goods and services offered over the internet;
●	website content, or the manner in which products and services may be offered, paid for and/or marketed over the internet;
●	sources of liability for companies involved in internet services or e-commerce;
●	piracy and intellectual property rights;
●	internet neutrality and internet access;
●	controls on overseas suppliers and other similar anti-terrorism controls, anti-bribery and anti-corruption conduct and policies; and
●	outsourcing, contracting and employment.

For example, we are subject to numerous laws and regulations at the international and United States national and state level, including the following:

●	The United States Foreign Corrupt Practices Act and the U.K. Anti-Bribery Act (and similar global legislation), which prohibits corporations and individuals from engaging in specified activities to obtain or retain business or to influence a person working in an official capacity. Under these acts, it is generally illegal to pay, offer to pay, or authorize the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business, or to otherwise influence a person working in an official capacity.
●	The U.K. Modern Slavery Act, which prohibits corporations and individuals from engaging in the trafficking of or facilitation of trafficking of humans. Under this Act, it is illegal to engage in or do business with any individual or entity that engages in such trafficking and obligates companies and individuals to put in place appropriate controls to mitigate against such risks.
●	OFAC regulations, under which all U.S. individuals and businesses are prohibited from engaging in transactions with countries subject to comprehensive trade embargoes (such as Cuba and Iran) unless a specific exemption from the regulations exists (such as those for information, all materials and people-to-people exchanges) or a license is obtained from OFAC. Transactions with persons, groups or entities designated as terrorists or as their supporters or associates are also prohibited. A list of Specially Designated Nationals consisting of “drug kingpins,” terrorists and others considered a danger to the United States, is maintained by the Treasury Department’s Office of Foreign Assets Control. Known as the “OFAC List,” it contains over 5,000 names and is updated often. No U.S. person, individual or business in the United States, or, in some instances, the foreign subsidiaries of U.S. companies, may conduct any kind of business with anyone on the OFAC List, and companies are expected to keep track of all changes to this list. Penalties for violations of these rules can be severe, including having the violator’s assets frozen or forfeited and up to $250,000 or twice the transaction value per violation in fines.
●	The Illinois Biometric Information Privacy Act regulates the collection, use, safeguarding, and storage of “biometric identifiers” by private entities. While the statute specifically excludes photographs from its scope to date there has been no dispositive judicial interpretations of that language.
●	The Washington Biometric Privacy Law, which oversees the collection, use and storage of “biometric identifiers,” which include fingerprints, voiceprints, eye retinas, irises and other unique biological identifiers or characteristics used to identify a specific individual, while specifically excluding photographs from its scope.

●	Several foreign jurisdictions and U.S. states have adopted, and other jurisdictions are expected to enact, statutes that regulate the collection, use, transmission and storage of personal information and require reporting certain breaches of the security of personal information.
●	Several jurisdictions, including the United Kingdom and the United States, are in the process of adopting or reforming or expected to adopt or reform legislation that impacts the content we distribute, including the E.U. Copyright Directive, the Copyright Act, the Digital Millennium Copyright Act, and various statutes and regulations impacting rights of publicity for those depicted in imagery.
●	Several foreign jurisdictions and U.S. states have adopted, and other jurisdictions are expected to enact, statutes that purport to void or substantially limit automatic renewal provisions of certain contractor or free or discounted trial incentives.

We currently license content to customers in virtually every country in the world, excluding Sanctioned Countries, and the different laws that apply in each of those foreign countries may be more or less restrictive than those that apply to companies operating solely within the United States, creating tension in compliance obligations across borders. The adoption, modification or interpretation of laws or regulations in any of these countries relating to our business could adversely affect the manner in which we conduct our business or the overall popularity or growth in use of the internet.

On December 14, 2017, the Federal Communications Commission voted to repeal net neutrality regulations that prohibit blocking, degrading or prioritizing certain types of internet traffic. In response to the FCC action, several states have adopted legislation that requires entities providing broadband internet access service in the state to comply with net neutrality requirements or prohibits state and local government agencies from contracting with internet service providers that engage in certain network management activities based on paid prioritization, content blocking or other discrimination. Congress and numerous other states have also proposed legislation regarding net neutrality. The FCC’s action has been challenged in federal court and the future impact of the repeal, the court challenges and any Congressional or state action remains uncertain. Users who access our marketplace through devices such as smart phones, laptops, and tablet computers must have a high-speed internet connection, such as Wi-Fi, 3G, or 4G, to use our services. Currently, this access is provided by telecommunications companies and internet access service providers that have significant and increasing market power in the broadband and internet access marketplace. If the repeal of net neutrality remains in effect, these providers could take measures that affect their customers’ ability to use our products and services, such as degrading the quality of the data packets we transmit over their lines, giving our packets low priority, giving other packets higher priority than ours, blocking our packets entirely, or attempting to charge their customers more for using our products and services. To the extent that internet service providers implement usage-based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks, we could incur greater operating expenses and customer acquisition and retention could be negatively impacted. Furthermore, to the extent network operators were to create tiers of internet access service and either charge us or their customers for availability of our services through these tiers, our business could be negatively impacted.

In addition, the rapid growth of the internet and the proliferation in the use of content therein has created tensions and instability in the application of traditional intellectual property law concepts to such uses.

Compliance with new regulations or legislation or new interpretations of existing regulations or legislation could cause us to incur additional expenses, lose the ability to transact business in the way we have historically done or, make it more difficult to renew subscriptions automatically, make it more difficult to attract new customers or otherwise require us to alter our business model, or cause us to divert resources and funds to address government or private investigatory or adversarial proceedings. Any of these outcomes could have a material adverse effect on our business, financial condition or results of operations.

Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to environmental, social and governance matters, that could expose us to numerous risks.

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, NYSE and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. In addition, increasingly regulators, customers, investors, employees and other stakeholders are focusing on environmental, social and governance (“ESG”) matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s recently proposed climate-related reporting requirements, and similar proposals by other international regulatory bodies. We may also communicate certain initiatives and goals, regarding environmental matters, diversity, responsible sourcing and social investments and other ESG related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our ESG related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.

Our operations may expose us to greater than anticipated income and transaction tax liabilities that could harm our financial condition and results of operations.

We are subject to income and other taxes in the United States and numerous other jurisdictions. Significant judgment is required in determining our worldwide provision for taxes. In the ordinary course of our business, we are involved in many transactions where the ultimate tax determination may be uncertain. Although we believe our tax provisions are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and reserves for uncertain tax positions. We have created reserves with respect to such tax liabilities where we believe it to be appropriate. The final determination of such tax liabilities could have a material effect on our tax provision, net income, earnings per share, or cash flows in the period or periods for which that determination is made as well as subsequent periods. Furthermore, we have operations in various taxing jurisdictions in the United States and in other countries, and there is a risk that our tax liabilities in future taxable periods in one or more jurisdictions could exceed our estimated tax liabilities or our tax liabilities in prior taxable periods despite our plan to structure our activities in a manner so as to minimize our tax liabilities.

In addition, there are a number of applicable and potential government regulations that may impact the Company.

For example, the U.S. federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”), enacted in December 2017, resulted in fundamental changes to the Code, including, among many other things, a reduction to the federal corporate income tax rate, a partial limitation on the deductibility of business interest expense, a limitation on the deductibility of certain director and officer compensation expense, limitations on net operating loss carrybacks and carryovers and changes relating to the scope and timing of U.S. taxation on earnings from international business operations. Subsequent legislation, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted on March 27, 2020, relaxed certain of the limitations imposed by the TCJA for certain taxable years, including the limitation on the use and carryback of net operating losses and the limitation on the deductibility of business interest expense. The exact impact of the TCJA and the CARES Act for future years is difficult to quantify, but these changes could materially affect our effective tax rate in future periods. In addition, on August 16, 2022, the U.S. government enacted the Inflation Reduction Act, which imposes a 1% excise tax on certain stock repurchases and a 15% alternative minimum tax on adjusted financial statement income. We are continuing to evaluate the Inflation Reduction Act and its requirements, as well as the application to our business. Several other legislative proposals have been set forth that would, if enacted, make significant changes to U.S. tax laws. Congress may consider, and could include, some or all of these proposals in connection with tax reform that may be undertaken. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws could have an adverse impact on our effective rate of tax in future periods.

We may have exposure to sales or other transaction taxes (including VAT) on our past and future transactions. A successful assertion by any jurisdiction that we failed to pay such sales or other transaction taxes, or the imposition of new laws requiring the payment of such taxes, could result in substantial tax liabilities related to past sales, create increased administrative burdens or costs, discourage customers from purchasing images from us, or otherwise materially and adversely affect our financial condition and results of operations. Further, we are currently subject to and in the future may become subject to additional compliance requirements for certain of these taxes. Where appropriate, we have made accruals for these taxes, which are reflected in our consolidated financial statements.

Due to the large and expanding scale of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and harm our financial condition and results of operations. In addition, tax authorities in a number of U.S. states, as well as the U.S. Congress, are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations might subject us to additional state sales and other taxes. If one or more U.S. local, state or non-U.S. jurisdictions impose sales tax collection obligations on us, our sales into such state or jurisdiction might decrease because the effective cost of purchasing goods from us increases for those residing in these states or jurisdictions. We might also incur significant financial and organizational burdens in order to set up the infrastructure required to comply with these applicable new tax regulations.

We collect, store, process, transmit and use personal information, which subjects us to governmental regulation and other legal obligations in many jurisdictions related to privacy, information security and data protection. Our actual or perceived failure to comply with such legal obligations by us, or by our third-party service providers or partners, could harm our business.

It is not always clear how existing laws governing issues such as property ownership, sales and other taxes, and personal privacy apply to the internet and e-commerce, as the vast majority of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or e-commerce. Regulatory scrutiny of privacy, data collection, use of data and data protection continues to intensify both within the United States and globally. The personal information and other data we collect, store, process and use are increasingly subject to legislation and regulations in numerous jurisdictions around the world, especially in the U.K. and Europe. These laws often develop in ways we cannot predict and some laws may be in conflict with one another. This may significantly increase our cost of doing business, particularly as we expand our localization efforts. For example, the General Data Protection Regulation (the “GDPR”) imposes stringent operational requirements for controllers and processors of personal information of individuals in the U.K. and European Economic Area (the “EEA”), and noncompliance can trigger fines of up to the greater of €20 million or 4% of global annual revenues. Further, following the U.K.’s formal exit from the E.U. in January 2020, we became subject to the GDPR as incorporated into U.K. law. In June 2021, the European Commission formally approved an adequacy decision for the U.K. on data protection in which they deemed the U.K.’s data protection regime sufficient to protect E.U. personal data. Additionally, although we are making use of the E.U. Standard Contractual Clauses with regard to the transfer of certain personal data to countries outside the EEA, recent legal developments in Europe have created complexity and regulatory compliance uncertainty regarding certain transfers of personal information from the EEA to the United States. For example, on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the E.U.-U.S. Privacy Shield Framework (“Privacy Shield”) under which personal information could be transferred from the E.U. to U.S. entities who had self-certified under the Privacy Shield program. While the CJEU upheld the adequacy of E.U.-specified standard contractual clauses as an adequate mechanism for cross-border transfers of personal data, it made clear that reliance on them alone may not necessarily be sufficient in all circumstances and that their use must be assessed on a case-by-case basis taking into account the surveillance laws in and the right of individuals afforded by the destination country. The CJEU went on to state that, if the competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer unless the data exporter has already done so itself. We currently rely on a mixture of mechanisms to transfer personal data from our U.K. and E.U. businesses to the U.S. (having previously relied on Privacy Shield) and are evaluating what additional mechanisms may be required to establish adequate safeguards for personal information. As supervisory authorities issue further guidance on personal information export mechanisms, including circumstances where the standard contractual clauses cannot be used and/or start taking enforcement action, we could suffer additional costs, complaints, and/or regulatory investigations or fines. Moreover, if we are otherwise unable to transfer personal information between and among countries and regions in which we operate, it could affect the manner in which we provide our services and could adversely affect our financial results.

Several other foreign jurisdictions have adopted or are considering adopting new or updated comprehensive privacy legislation to offer additional data privacy for individuals, such as: Brazil, where a General Data Privacy Law that imposes detailed rules for the collection, use, processing and storage of personal data in Brazil was signed into law in August 2018 and took effect in 2020, with enforcement beginning in August 2021; and India, where in July 2018 a committee formed by the Indian government issued a report and draft data protection bill that was updated in December 2019 by the Ministry of Electronics and Information Technology and remains subject to continuing joint parliamentary review. Additionally, data privacy laws have been enacted in a number of jurisdictions, including, but not limited to, the European Union and certain U.S. states such as Illinois and California, which regulate the collection of certain biometric data regarding individuals, including their facial images, and the use of such data, including in facial recognition systems. Similar laws have also been introduced in several additional states. We have entered into certain contractual agreements that may implicate or make use of such technology. Such laws may have the effect of adversely impacting our ability to grow our business in that area. Although we are closely monitoring regulatory developments in this area, any actual or perceived failure by us to comply with any regulatory requirements or orders or other domestic or international privacy or consumer protection-related laws and regulations could result in proceedings or actions against us by governmental entities or others (e.g., class action litigation), subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and/or adversely affect our business.

Data protection legislation is also becoming increasingly common in the United States at both the federal and state level. For example, in June 2018, the State of California enacted the California Consumer Privacy Act (“CCPA”), which came into effect on January 1, 2020. The CCPA requires, among other things, companies that collect personal information about California residents to make new disclosures to those residents about their data collection, use and sharing practices, allows residents to opt out of certain data sharing with third parties, and provides a new cause of action for data breaches. The California Privacy Rights Act (“CPRA”) came into effect on January 1, 2023 (with a look back to January 2022). It amends and expands the CCPA to add additional disclosure obligations (including an obligation to disclose retention periods or criteria for categories of personal information), grant consumers additional rights (including rights to correct their data, limit the use and disclosure of sensitive personal information, and opt out of the sharing of personal information for certain targeted behavioral advertising purposes), and establishes a privacy enforcement agency known as the California Privacy Protection Agency (“CPPA”). The CPPA will serve as California’s chief privacy regulator, which will likely result in greater regulatory activity and enforcement in the privacy area. The Virginia Consumer Data Protection Act (“VACDPA”) also became effective on January 1, 2023; on July 1, 2023, the Colorado Privacy Act (“CPA”) and Connecticut’s Act Concerning Personal Data Privacy and Online Monitoring will both become effective; and on December 31, 2023, the Utah Consumer Privacy Act will become effective. Each of these laws carry similar consumer rights to those provided under the GDPR and California’s privacy laws, and require companies to make detailed disclosures to residents of those states about their data collection, use and sharing practices. Other states have also considered or are considering similar privacy laws. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The scope and interpretation of data privacy and cybersecurity regulations continues to evolve, and we believe that the adoption of increasingly restrictive regulations in this area is likely in the near future within the U.S. at both state and federal levels. The burdens imposed by the CCPA, the CPRA and other similar laws that may be enacted at the federal and state level may require us to modify our data processing practices and policies and to incur substantial costs in order to comply with these laws and to investigate, and defend against potential private class-action litigation or litigation brought by regulatory authorities.

Further, we may be or become subject to data localization laws mandating that data collected in a foreign country be processed and stored only within that country. In 2018, India introduced a bill, which was updated in December 2019, requiring local storage of certain personal data of Indian data principals. Such data localization requirements may have cost implications for us, impact our ability to utilize the efficiencies and value of our global network, and affect our strategy. Further, if other countries in which we have customers were to adopt data localization laws, we could be required to expand our data storage facilities there or build new ones in order to comply with these laws. The expenditure this would require, as well as costs of ongoing compliance, could harm our financial condition.

We are subject to payments-related risks that may result in higher operating costs or the inability to process payments, either of which could harm our financial condition and results of operations.

Non-payment or late payments of amounts due to us by customers could significantly and negatively affect our business and financial performance. A portion of our customers typically purchase our products on payment terms, and therefore we assume a credit risk for non-payment in the ordinary course of business. We evaluate the credit-worthiness of new customers and perform ongoing financial condition evaluations of our existing customers; however, there can be no assurance that our allowances for uncollected accounts receivable balances will be sufficient. As of December 31, 2022, our allowance for doubtful accounts was $6.5 million. If the volume of sales to enterprise customers continues to grow, we expect to increase our allowance for doubtful accounts primarily as the result of changes in the volume of sales to customers who pay on payment terms.

We accept payments using a variety of methods, including credit cards and debit cards, which are subject to additional regulations and compliance requirements and are susceptible to incidences of fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability, and rely on third parties to provide processing services, who may be unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. We may be required to provide cash deposits to our credit card processors. If we fail to comply with these rules or requirements, we could be subject to civil and criminal penalties or forced to cease our operations, fines and higher transaction fees or we could lose our ability to accept credit and debit card payments from consumers or facilitate other types of online payments. To date, we have experienced minimal losses from credit card fraud, but we continue to face the risk of significant losses from this type of fraud, which could adversely affect our financial condition and results of operations.

We are also subject to, or voluntarily comply with, several other laws and regulations relating to money laundering, international money transfers, privacy and information security and electronic fund transfers. If we were found to be in violation of applicable laws or regulations, we could be subject to civil and criminal penalties or forced to cease our operations.

We are, from time to time, subject to various litigation, the unfavorable outcomes of which might have a material adverse effect on our financial condition, results of operations and cash flow.

From time to time, we may become subject to various legal and regulatory proceedings relating to our business. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot determine with certainty the ultimate outcome of any such litigation or proceedings. If the final resolution of any such litigation or proceedings is unfavorable, our financial condition, results of operations and cash flows could be materially affected. See also “Item 1. Business — Legal Proceedings.”

Risks Related to Our Class A Common Stock

We qualify as an “emerging growth company” within the meaning of the Securities Act, and we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, which could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to, (a) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (b) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (c) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2025, which is the last day of the fiscal year following the fifth anniversary of the date of the first sale of Class A Common Stock in connection with the Business Combination. We cannot predict whether investors will find our securities less attractive because we rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Our stock price has been and will likely continue to be volatile and may decline regardless of our operating performance.

The market price of our Class A Common Stock has fluctuated significantly in response to numerous factors and may continue to fluctuate, causing our stockholders to lose all or part of their investment in our Class A Common Stock since they may sell their shares at or below the price for which they purchased such shares. The trading price of our Class A Common Stock depends on a number of factors, including those described in this “Item 1A. Risk Factors” section, many of which are beyond our control, including, but are not limited to, the following:

●	actual or anticipated fluctuations in our revenue and results of operations;
●	the financial projections we may provide to the public, any changes in these projections or its failure to meet these projections;
●	failure of securities analysts to maintain coverage of us, changes in financial estimates or ratings by any securities analysts who follow us or our failure to meet these estimates or the expectations of investors;
●	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, results of operations or capital commitments;
●	changes in operating performance and stock market valuations of other retail or technology companies generally, or those in the cannabis industry in particular;
●	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
●	trading volume of our Class A Common Stock;
●	the inclusion, exclusion or removal of our Class A Common Stock from any indices;
●	changes in our board of directors or management;
●	transactions in our Class A Common Stock by directors, officers, affiliates and other major investors;
●	lawsuits threatened or filed against or by us;
●	changes in laws or regulations applicable to our business;
●	changes in our capital structure, such as future issuances of debt or equity securities;

●	short sales, hedging and other derivative transactions involving our Class A Common Stock;
●	general economic conditions in the United States;
●	pandemics or other public health crises, including, but not limited to, the COVID-19 pandemic (including possible additional variants);
●	other events or factors, including those resulting from war, incidents of terrorism or responses to these events; and
●	the other factors described in this “Item 1A. Risk Factors” section.

The market prices of securities of companies have experienced fluctuations that often have been unrelated or disproportionate to their operating results. In the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management’s attention and resources, and harm our business, financial condition, and results of operations.

Our stock price may be exposed to additional risks because our business became a public company through a “de-SPAC” transaction. There has been increased focus by government agencies on de-SPAC transactions in the last year, and we expect that increased focus to continue, and we may be subject to increased scrutiny by the SEC and other government agencies and holders of our securities as a result, which could adversely affect the price of our Class A Common Stock.

An active trading market for our Class A Common Stock may not be sustained.

Our Class A Common Stock is listed on the NYSE under the symbol “GETY” and trades on that market. We cannot assure you that an active trading market for our Class A Common Stock will be sustained. Accordingly, we cannot assure you of the liquidity of any trading market, your ability to sell your shares of our Class A Common Stock when desired or the prices that you may obtain for your shares.

Future sales of shares by existing stockholders could cause our stock price to decline.

The sale of substantial amounts of shares of our Class A Common Stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

If our existing stockholders sell or indicate an intention to sell substantial amounts of our Class A Common Stock in the public market, the trading price of our Class A Common Stock could decline. For example, the Getty Family Stockholders and Koch Icon Investments, LLC (“Koch Icon”) currently hold 48.4% and 20.4% of our Class A Common Stock, respectively. In addition, shares underlying any outstanding options and Restricted Stock Units will become eligible for sale if exercised or settled, as applicable, and to the extent permitted by the provisions of various vesting agreements and Rule 144 of the Securities Act (“Rule 144”). All the shares of Class A Common Stock subject to stock options outstanding and reserved for issuance under its equity incentive plans were registered under the Securities Act and such shares are eligible for sale in the public markets, subject to Rule 144 limitations applicable to affiliates. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our Class A Common Stock could decline.

Although the CC Neuberger Principal Holdings II Sponsor LLC (the “Sponsor”) and the initial stockholders of CCNB remain subject to certain restrictions regarding the transfer of a portion of the shares of our Class A Common Stock following the Business Combination, these shares may be sold after the expiration of their respective lock-ups. As restrictions on resale end and the registration statements are available for use, the market price of our Class A Common Stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our Class A Common Stock or other securities.

If securities or industry analysts either do not publish research about us or publish inaccurate or unfavorable research about us, our business, or its market, or if they change their recommendations regarding our Class A Common Stock adversely, the trading price or trading volume of our Class A Common Stock could decline.

The trading market for our Class A Common Stock is influenced in part by the research and reports that securities or industry analysts may publish about us, its business, our market, or our competitors. If one or more of the analysts initiate research with an unfavorable rating or downgrade our Class A Common Stock, provide a more favorable recommendation about our competitors, or publish inaccurate or unfavorable research about our business, the trading price of our Class A Common Stock would likely decline. In addition, we currently expect that securities research analysts will establish and publish their own periodic projections for our business. These projections may vary widely and may not accurately predict the results we actually achieve. Our stock price may decline if our actual results do not match the projections of these securities research analysts. While we expect research analyst coverage, if no analysts commence or maintain coverage of us, the trading price and volume for our Class A Common Stock could be adversely affected. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our Class A Common Stock to decline.

Delaware law and anti-takeover provisions in our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the trading price of our Common Stock.

Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws contain provisions that could depress the trading price of our Class A Common Stock by acting to discourage, delay, or prevent a change of control of us or changes in our management that our stockholders may deem advantageous. These provisions include the following:

●	a classified board of directors so that not all members of our board of directors are elected at one time;
●	the right of the board of directors to establish the number of directors and fill any vacancies and newly created directorships;
●	director removal solely for cause;
●	“blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
●	the right of our board of directors to issue our authorized but unissued Class A Common Stock and preferred stock without stockholder approval;
●	no ability of our stockholders to call special meetings of stockholders;
●	no right of our stockholders to act by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
●	limitations on the liability of, and the provision of indemnification to, our director and officers;
●	the right of the board of directors to make, alter, or repeal our Amended and Restated Bylaws; and
●	advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

In addition, we will continue to be subject to Section 203 of the Delaware General Corporate Law. Section 203 prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years following the date such person becomes an interested stockholder, unless the business combination or the transaction in which such person becomes an interested stockholder is approved in a prescribed manner. Generally, a “business combination” includes a merger, asset or stock sale, or other transaction resulting in a financial benefit to the interested stockholder. Generally, an “interested stockholder” is a person that, together with affiliates and associates, owns, or within three years prior to the determination of interested stockholder status did own, 15% or more of a corporation’s voting stock. The existence of this provision may have an anti-takeover effect with respect to transactions not approved in advance by our board of directors and the anti-takeover effect includes discouraging attempts that might result in a premium over the market price for the shares of our Class A Common Stock.

Any provision of our Amended and Restated Certificate of Incorporation or Amended and Restated Bylaws that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Class A Common Stock, and could also affect the price that some investors are willing to pay for our Class A Common Stock.

Our Amended and Restated Bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Amended and Restated Bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our Amended and Restated Certificate of Incorporation or Amended and Restated Bylaws or any action asserting a claim against us that is governed by the internal affairs doctrine. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits. This provision would not apply to claims brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our Amended and Restated Bylaws provide further that, to the fullest extent permitted by law, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. However, Section 22 of the Securities Act provides that federal and state courts have concurrent jurisdiction over lawsuits brought under the Securities Act or the rules and regulations thereunder. To the extent the exclusive forum provision restricts the courts in which claims arising under the Securities Act may be brought, there is uncertainty as to whether a court would enforce such a provision. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find the exclusive-forum provision contained in our Amended and Restated Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business.

We do not intend to pay dividends for the foreseeable future.

We currently intend to retain any future earnings to finance the operation and expansion of our business and we do not expect to declare or pay any dividends in the foreseeable future. As a result, stockholders must rely on sales of their Class A Common Stock after price appreciation as the only way to realize any future gains on their investment.

We may issue additional shares of Class A Common Stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of our Class A Common Stock.

As of March 1, 2023, we had outstanding options to purchase up to an aggregate of 29,403,155 shares of our Class A Common Stock, 4,339,155 outstanding Restricted Stock Units (“RSUs”) and zero outstanding Performance Stock Units (“PSUs”) outstanding. We also have the ability to initially issue up to 51,104,577 shares of Class A Common Stock under the 2022 Equity Incentive Plan, 5,000,000 shares of Class A Common Stock under the ESPP, 6,000,000 shares of Class A Common Stock under the Earn Out Plan (as defined below). This includes the options outstanding to purchase up to an aggregate of 29,403,115 shares of our Class A Common Stock.

We may issue additional shares of Class A Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

Our issuance of additional shares of Class A Common Stock or other equity securities of equal or senior rank would have the following effects:

●	Our existing stockholders’ proportionate ownership interest in us will decrease;
●	the amount of cash available per share, including for payment of dividends (if any) in the future, may decrease;
●	the relative voting strength of each previously outstanding share of Class A Common Stock may be diminished; and the market price of our shares of Class A Common Stock may decline.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our major U.S. offices are located in New York and Seattle, and our major offices in the rest of the world are located in London, Dublin, and Calgary. In all, as of December 31, 2022, we have staff in 33 countries across the globe. We lease these offices and all of our other office spaces around the world.

For additional information regarding obligations under operating leases, see “Note 19 – Leases” of the Notes to the Consolidated Financial Statements included in this Annual Report.

We believe that our facilities are adequate for our current needs.

Item 3. Legal Proceedings.

On October 19, 2022, the Company was named as a defendant in a lawsuit brought by a former warrant holder of the Company, in a case captioned Alta Partners, LLC v. Getty Images Holdings, Inc., Case No. 1:22-cv-08916, in the United States District Court for the Southern District of New York. Plaintiff alleges breaches of the Warrant Agreement dated August 4, 2020 and breach of the implied covenant of good faith and fair dealing, and seeks, among other things, an award of money damages. On February 8, 2023, a second action arising out of the same facts and circumstances and asserting similar claims, CRCM Institutional Master Fund (BVI) LTD v. Getty Images Holdings, Inc., Case No. 1:23-cv-01074, was also filed in the Southern District of New York. The Company believes the claims are without merit and intends to defend itself vigorously.

Getty Images (US), Inc. is a plaintiff in a lawsuit filed in the United States District Court for the District of Delaware against Stability AI, Inc. The case, Getty Images (US), Inc. v. Stability AI, Inc., Case No. 1:23-cv-00135-GBW (filed February 3, 2023), arises out of the defendant’s alleged unauthorized reproduction of approximately 12 million images from Getty Images’ websites, along with the accompanying captions and associated metadata, and use of the copied content in connection with Stability AI’s generative artificial intelligence model known as Stable Diffusion. Getty Images (US), Inc. has asserted claims for copyright infringement; removal, alteration and/or falsification of copyright management information; trademark infringement; unfair competition; trademark dilution; and deceptive trade practices. The Complaint seeks, among other things, monetary damages and injunctive relief. The defendant has not yet responded to the Complaint.

Arising out of similar alleged facts, Getty Images (US), Inc, Getty Images International U.C., Getty Images (UK) Limited, Getty Images Devco UK Limited and iStockphoto LP are Claimants in proceedings issued in the High Court of England & Wales against Stability AI Limited on January 16, 2023, claim number IL-2023-000007, which, together with the Particulars of Claim (the Claimants’ statement of case), have not yet been served on Stability AI Limited. A letter before action was sent to Stability AI Limited asserting claims for copyright infringement, infringement of database rights, trademark infringement, passing off and breach of the terms and conditions of the Claimants’ websites on January 16, 2023 and, to date, no substantive response has been received. The Claimants seeks, amongst other things, monetary damages, injunctive relief and legal costs.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A Common Stock is currently listed on the NYSE under the symbol “GETY”. As of March 1, 2023, there were 395,267,686 shares of Class A Common Stock issued and outstanding held of record by 47 holders. Because many of our shares of Class A Common Stock are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders represented by these stockholders of record.

Dividends

We have not paid any cash dividends on our Class A Common Stock to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of our Board at such time. In addition, we are not currently contemplating and do not anticipate declaring any cash dividends in the foreseeable future as it is currently expected that available cash resources will be utilized in connection with our ongoing operations.

Recent Sales of Unregistered Securities

All sales of unregistered securities during the fiscal year ended December 31, 2022 have been previously reported in our filings with the SEC.

Issuer Purchases of Equity Securities

We did not acquire any shares of Class A Common Stock during the three months ended December 31, 2022.

Securities Authorized for Issuance Under Equity Compensation Plans

Refer to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters–Equity Compensation Plan Information” for information regarding securities authorized for issuance under our equity compensation plans.

Stock Performance Graph

The following graph compares the cumulative total return to stockholders from the closing price on July 25, 2022 (the date our Class A Common Stock began trading on the NYSE following the Business Combination) through December 31, 2022, relative to the performance of the Russell 2000 Index and the S&P Composite 1500 Interactive Media & Services Index. The stock performance graph assumes $100 was invested in our Class A Common Stock and the common stock of each of the companies listed on the Russell 2000 Index and the S&P Composite 1500 Interactive Media & Services Index on July 25, 2022.

	AR
	7/25/2022	9/30/2022	12/31/2022
Getty Images Holdings, Inc.	$100.00	$74.21	$60.56
Russell 2000 Index	$100.00	$91.87	$97.57
S&P Composite 1500 Interactive Media & Services Index	$100.00	$87.39	$80.49

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial and Results of Operations

Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Getty Images should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report. The discussion should also be read together with “Cautionary Note Regarding Forward-Looking Statements” above and the “Item 1A. Risk Factors” disclosure above for additional discussion of the risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements.

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

On July 22, 2022 (the “Closing Date”), the Company consummated the transactions in the Business Combination Agreement, dated December 9, 2021 (the “Business Combination Agreement” and the consummation of such transactions, the “Closing”), by and among CC Neuberger Principal Holdings II, a Cayman Islands exempted company (“CCNB”), the Company (at such time, Vector Holding, LLC, a Delaware limited liability company and wholly-owned subsidiary of CCNB), Vector Domestication Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Domestication Merger Sub”), Vector Merger Sub 1, LLC, a Delaware limited liability company and a wholly-owned subsidiary of CCNB (“G Merger Sub 1”), Vector Merger Sub 2, LLC, a Delaware limited liability company and a wholly-owned subsidiary of CCNB (“G Merger Sub 2”), Griffey Global Holdings, Inc., a Delaware corporation (“Legacy Getty”), and Griffey Investors, L.P., a Delaware limited partnership (the “Partnership”). On the day prior to the Closing Date, the Company statutorily converted from a Delaware limited liability company to a Delaware corporation (the “Statutory Conversion”). On the Closing Date, CCNB merged with and into Domestication Merger Sub, with Domestication Merger Sub surviving the merger as a wholly-owned direct subsidiary of the Company (the “Domestication Merger”). Following the Domestication Merger on the Closing Date, G Merger Sub 1 merged with and into Legacy Getty, with Legacy Getty surviving the merger as an indirect wholly-owned subsidiary of the Company (the “First Getty Merger”). Immediately after the First Getty Merger, Legacy Getty merged with and into G Merger Sub 2 with G Merger Sub 2 surviving the merger as an indirect wholly-owned subsidiary of the Company (the “Second Getty Merger” and together with the First Getty Merger, the “Getty Mergers” and, together with the Statutory Conversion and the Domestication Merger, the “Business Combination”).

Getty Images is a preeminent global visual content creator and marketplace. Through Getty Images, iStock, and Unsplash, we offer a full range of content solutions to meet the needs of any customer—no matter their size—around the globe, with over 520 million assets available through its industry-leading sites. New content and coverage is added daily, with 8-10 million new assets added each quarter and over 2.7 billion searches annually. The Company had more than 834,000 purchasing customers, with customers from almost every country in the world with websites in 23 languages bringing the world’s best content to media outlets, advertising agencies and corporations of all sizes and, increasingly, serving individual creators and prosumers.

In support of its content, Getty Images employs over 115 staff photographers and videographers, distributes the content of over 516,000 contributors and more than 310 premium content partners. Almost 80,000 of our contributors are exclusive to the Company, creating content that can’t be found anywhere else. Each year, we cover more than 160,000 global events across news, sport and entertainment, providing a depth and breadth of coverage that is unmatched. Getty Images also maintains one of the largest and best privately-owned photographic archives in the world with over 135 million images across geographies, time periods and verticals.

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

Creative

Creative, is comprised of royalty free (“RF”) photos, illustrations, vectors and videos, that are released for commercial use and cover a wide variety of commercial, conceptual and contemporary subjects, including lifestyle, business, science, health, wellness, beauty, sports, transportation and travel. This content is available for immediate use by a wide range of customers with a depth, breadth and quality allowing our customers to produce impactful websites, digital media, social media, marketing campaigns, corporate collateral, textbooks, movies, television and online video content relevant to their target geographies and audiences. We primarily source Creative content from a broad network of professional, semi-professional and amateur creators, many of whom are exclusive to Getty Images. We have a global creative insights team dedicated to providing briefing and art direction to our exclusive contributor community. Creative represents 63.2%, 65.0% and 65.3% of our revenue of which 47.4%, 41.8% and 42.8% is generated through our annual subscription products, for the year ended December 31, 2022, 2021 and 2020, respectively. Annual Subscription products include all products and subscriptions with a duration of 12 months or longer, Unsplash API and Custom Content.

Editorial

Editorial, is comprised of photos and videos covering the world of entertainment, sports and news. We combine contemporary coverage of events around the globe and have one of the largest privately held archives globally with access to images from the beginning of photography. We invest in a dedicated editorial team which includes over 115 staff photographers and videographers to generate our own coverage in addition to coverage from our network of content partners. Editorial represents 35.2%, 33.4% and 32.7% of our revenue, of which 52.1%, 53.5% and 54.1% is generated through our annual subscription products, for the year ended December 31, 2022, 2021 and 2020, respectively. Annual Subscription products include all subscriptions with a duration of 12 months or longer.

Other

Other represents 1.6% of our revenue for the year ended December 31, 2022 and 2021 and 2.0% for the year ended December 31, 2020. This includes music licensing, digital asset management and distribution services, print sales and data revenues.

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

iStock

iStock.com is our budget-conscious e-commerce offering our customers access to creative stills and video, which includes exclusive content. This site primarily serves SMBs, including the growing freelance market. Customers can purchase on an ALC basis or through a range of monthly and annual subscription options with access to an extensive amount of unique and exclusive content.

Unsplash

Unsplash.com is a platform offering free stock photo downloads and paid subscriptions targeted to the high-growth prosumer and semi-professional creator segments. The Unsplash website reaches a significant and geographically diverse audience with 2021 monthly averages of more than 24 million users and 102 million image downloads. This acquisition, which closed on April 1, 2021, expanded our presence across the full spectrum of the world’s growing creative community.  On October 4, 2022, Unsplash launched Unsplash+, an unlimited paid subscription providing access to unique released content, in an ad-free environment and with expanded legal protections.

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

For customers:

●	We offer a comprehensive suite of high quality, authentic content, purchase and licensing options and services to meet the needs of our customers, regardless of project requirements, needs or budgets.
●	Our content sourcing and production, rights oversight, websites and content distribution are all supported by a unique, scalable cloud-based unified platform with powerful artificial intelligence/machine learning and data addressing all customers at scale.
●	Customers can avoid the costly investment and environmental impact of producing content on their own. This can include costs incurred from staffing, travel and access, model and location, hardware and production, and editing.
●	Customers do not have to wait for content to be produced and distributed and can avoid the difficulties and pitfalls of searching across the internet to locate and negotiate for rights to license or use specific content. Our best-in-class, scaled infrastructure offers customers a one-stop shop for instant content access and maneuverability.
●	Customers licensing from Getty Images and iStock receive trusted copyright claim protections, model and property releases and the ability to secure the necessary clearances for their intended use of the content.

For content contributors:

●	Access to a marketplace that reaches almost every country in the world, across all customer categories and sizes and generated annual royalties in excess of $220 million for the year ended December 31, 2022.
●	We maintain a dedicated and experienced creative insights team focused on understanding changes in customer demand, the visual landscape, the authentic portrayal of communities and cultures, and the evolution of core creative concepts. We work closely with leading organizations to augment our proprietary research and understanding of communities and cultures to provide content with authentic depiction. We convey this research to our exclusive contributors via actionable insights allowing them to invest in and create content that accurately caters to changing consumer demand and up to date market trends.
●	Not only do we provide exclusive contributors with scaled access to end markets and proprietary information, but we also provide premium royalty rates. This allows our exclusive contributors and partners to confidently invest more into their productions with the potential to generate higher returns.
●	Partnering with Getty Images allows contributors to focus on content creation and avoid time and financial investment in the marketing, sales, distribution and management of their content.

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

The economic uncertainty caused by COVID-19 has had an impact on our customers, which resulted in an unfavorable impact to our revenue and certain key performance indicators for the year ended December 31, 2021, to varying degrees geographically. Due to the constantly changing and ongoing evolution of the COVID-19 pandemic and the impact on the operations of our customers, partners and contributors, we cannot predict with any level of certainty the impact on our business, financial condition, cash flows or results of operations, however, the COVID-19 pandemic had less of an impact on our financial results during the year ended December 31, 2022 than our prior reporting since the onset of the COVID-19 pandemic.

See also “Item 1.A. Risk Factors—The extent to which the COVID-19 pandemic will have a continued impact remains uncertain.”

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

Closing of the Business Combination

In connection with the Business Combination, on the Closing Date, Getty Images issued, (a) an aggregate of 66,000,000 Class A Common Shares for aggregate gross proceeds of $660.0 million and (b) 20,000,000 Class A Common Shares and 3,750,000 Forward Purchase Warrants (as defined in the notes to the consolidated financial statements included elsewhere in this Annual Report) for an aggregate purchase price of $200 million. The foregoing transactions resulted in aggregate gross proceeds to the Company of approximately $864.2 million, which included approximately $4.2 million remaining in the trust account. The Company used the proceeds, in addition to cash on hand, to repay a portion of its outstanding indebtedness and retire the Redeemable Preferred Stock of Legacy Getty. Each option to purchase shares of common stock of Legacy Getty (whether vested or unvested) was converted into a comparable option to purchase shares of Class A Common Stock of Getty Images.

In addition to the consideration paid at Closing, in the third quarter of 2022, in accordance with the Business Combination Agreement, the Company issued 58,999,956 shares of Class A Common Stock (Earn-Out Shares) to equity holders of Legacy Getty. See also “Note 5 — Common Stock Warrants” and “Note 16 — Stockholders’ Equity Deficit” in our consolidated financial statements included elsewhere in this Annual Report for additional information on transactions related to the Business Combination.

Key Performance Indicators (KPI)

The Key Performance Indicators outlined below are the metrics that provide management with the most immediate understanding of the drivers of business performance and our ability to deliver shareholder return, track to financial targets and prioritize customer satisfaction. Note, KPI comparisons to periods prior to trailing twelve-months December 31, 2022 reflect some COVID-19 impact.

Beginning with the three months ended September 30, 2022, the Company made two changes to its reporting that has some impact on reported KPI’s. First, activity for LATAM, Turkey and Israel, which was previously excluded from these metrics, is now included due to completion of a system migration. Additionally, the method by which we aggregate our customer accounts was updated to better align with our internal sales CRM system. We have not restated historical periods given the immaterial impact to the KPI’s, except for LTM total active annual subscribers and LTM annual subscriber revenue retention rate for which the legacy reporting format is detailed below.

	Last Twelve Months Ended December 31,
	2022	2021	2020
LTM total purchasing customers (thousands)[1]	835	794	715
LTM total active annual subscribers (thousands)[1]	129	75	59
LTM paid download volume (millions)[1,2]	95	89	83
LTM annual subscriber revenue retention rate	100.1%	104.5%	87.9%
Image collection (millions)[1]	497	458	426
Video collection (millions)	24	20	17
LTM video attachment rate[1,3]	13.1%	12.1%	10.9%

1 The Company launched Unsplash+ during the three months ended December 31, 2022. This new Unsplash subscription will now be included within these KPIs from the launch date forward. The impact is not yet material.

2 Excludes downloads from Editorial Subscriptions, Editorial feeds and certain API structured deals, including bulk unlimited deals. Excludes downloads starting in Q3’22 tied to a two-year deal signed with Amazon in July 2022, as the magnitude of the potential download volume over the deal term could result in significant fluctuations in this metric without corresponding impact to revenue in the same period.

3The underlying calculation of this metric was changed versus previously reported metrics.  This change was made to exclude the impact of downloader activity from our free trial subscriptions, which are skewed entirely to stills-only content.

Total purchasing customers is the count of total customers who made a purchase within the reporting period based on billed revenue. This metric provides management and investors with an understanding of both how we are growing our purchasing customer base and combined with revenue, an understanding of our average revenue per purchasing customer. This metric differs from total customers, which is a count of all downloading customers, irrespective of whether they made a purchase in the period. The increase in total purchasing customers reflects growth in new customers, consistency of purchasing patterns of our existing customers and our ability to produce relevant content for our customers.

Total active annual subscribers is the count of customers who were on an annual subscription product during the LTM reporting period. This metric provides management and investors with visibility into the rate at which we are growing our annual subscriber base and is highly correlated to the percentage of our revenue that comes from annual subscription products. Growth in annual subscribers reflects the Company’s deliberate focus on expanding its subscription offerings for customers to provide comprehensive content solutions across all price points.  Absent the reporting changes noted above, LTM total active annual subscribers under legacy reporting would have been 116 thousand, up 56% from December 31, 2022 to December 31, 2021.

Paid download volume is a count of the number of paid downloads by our customers in the reported period. This metric informs both management and investors about the volumes at which customers are engaging with our content over time. Growth in paid download volumes is a signal that our content is continuing to meet the evolving needs of our customers. Paid download volume increased in the LTM ended December 31, 2022, as compared to the LTM ended December 31, 2021 and 2020.

Annual subscriber revenue retention rate calculates retention of total revenue for customers on annual subscription products, comparing the customer’s total booked revenue (inclusive of both annual subscription and non-annual subscription products) in the LTM period to the prior twelve month period. For example, LTM annual subscriber booked revenue (the amount of revenue invoiced to customers) for the period ended December 31, 2022 was 100.1% of revenue from these customers in the period ended December 31, 2021. Revenue retention rate informs management and investors on the degree to which we are maintaining or growing revenue from our annual subscriber base. As we continue to focus on growing subscriptions as percentage of total revenue, revenue retention for these customers is a key driver of the predictability of our financial model with respect to revenue. LTM annual subscriber revenue retention rate decreased for the period ended December 31, 2022, as compared to the period ended December 31, 2021. This decrease was largely due to the LTM ending December 31, 2021 benefiting from the COVID impacted LTM ending December 31, 2020. Absent the reporting changes noted above, LTM annual subscriber retention rate under legacy reporting would have been 99.2%.

Image and Video collection is a count of the total images and videos in our content library as of the reporting date. Management and investors can view growth in the size, both depth and breadth, of the content library as an indication of our ability to continue to expand our content offering with premium, high quality, contemporary content to meet the evolving needs of our customers. Image and video collections increased during the period ending December 31, 2022 as compared to the period ending December 31, 2021 and 2020.

Video attachment rate is a measure of the percentage of total paid customer downloaders who are video downloaders. Customer demand for video content continues to grow and represents a significant opportunity for revenue growth for Getty Images. The video attachment rate provides management and investors with an indication of our customers’ level of engagement with our video content offering. Our expansion of video across our subscription products is focused on further increasing the attachment rate over time.  The increase in video attachment rates from the LTM periods ending December 31, 2021 and 2020 to the period ending December 31, 2022 reflects the increase in video demand from our customers.

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

Cost of revenue (exclusive of depreciation and amortization shown separately below)

The ownership rights to the majority of the content we license are retained by the owners, and licensing rights are provided to us by a large network of content contributors and content partners. When we license content entrusted to us by content suppliers, we pay royalties to them at varying rates depending on the license model and the use of that content that our customers select. Suppliers who choose to work with us under contract typically receive royalties of 20% to 50% of the total license fee we charge customers, depending on the basis on which their content is licensed by our customers. We also own the copyright to certain content in our collections (wholly-owned content), including content produced by our staff photographers for our editorial product, for which we do not pay any third-party royalties. Cost of revenue includes certain costs of our assignment photo shoots, but excludes amortization associated with creating or buying content. Cost of revenue consists primarily of royalties owed to content contributors, comprised of photographers, filmmakers, third-party companies that license their collection of content through us (“Image Partners”) and third party music content providers. We expect our cost of revenue as a percentage of revenue to vary modestly based on changes in revenue mix by product, as royalty rates vary depending on license model and use of content.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) primarily consists of staff costs, marketing expense, occupancy costs, professional fees and other general operating charges. We expect our selling, general and administrative expenses to increase in absolute dollars but remain relatively constant as a percentage of revenue in the near term. Absolute dollar spending will increase as we continue to expand our operations and hire additional personnel to invest in our growth, in addition to incurring incremental expenses to comply with the additional requirements of being a public company. Lastly, we expect our marketing to increase in absolute dollars but to stay relatively constant as a percentage of revenue. However, the Company will continue to evaluate opportunities to incrementally invest in marketing as may be appropriate.

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

Our future financial condition and results of operation will also be dependent upon various factors that generally affect the digital content industry, including the general trends affecting the media, marketing and advertising customer bases that we target, protection of intellectual property, and new and expanding technology such as generative artificial intelligence technologies. In addition, our financial condition and results of operation will continue to be affected by factors that affect internet commerce companies and by general macroeconomic factors such as the global uncertainty caused by, among other things, the COVID-19 pandemic, the military conflict between Russia and Ukraine, high interest rates, currency fluctuations, high inflation and labor shortages.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

Consolidated statements of operations
	Years Ended
(In thousands)	December 31,		increase (decrease)
	2022	2021	$ change	% change
Revenue	$926,244	$918,688	$7,556	0.8%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	254,990	248,152	6,838	2.8%
Selling, general and administrative expense	376,683	367,704	8,979	2.4%
Depreciation	49,574	51,099	(1,525)	(3.0)%
Amortization	43,645	49,361	(5,716)	(11.6)%
Restructuring costs	—	(475)	475	NM
Other operating (income) expense, net	(681)	861	(1,542)	NM
Operating expense	724,211	716,702	7,509	1.0%
Income from operations	202,033	201,986	47	—%
Interest expense	(117,229)	(122,160)	4,931	(4.0)%
Gain on fair value adjustment for swaps and foreign currency exchange contract - net	23,508	19,282	4,226	21.9%
Unrealized foreign exchange gains - net	24,643	36,406	(11,763)	(32.3)%
Loss on extinguishment of debt	(2,693)	—	(2,693)	NM
Loss on fair value adjustment for warrant liabilities - net	(160,728)	—	(160,728)	NM
Other non-operating (expense) income, net	(3,051)	612	(3,663)	NM
Total other expense	(235,550)	(65,860)	(169,690)	257.7%
(Loss) Income before income taxes	(33,517)	136,126	(169,643)	NM
Income tax expense	(44,126)	(18,729)	(25,397)	135.6%
Net (Loss) income	$(77,643)	$117,397	$(195,040)	NM

NM - Not meaningful

The following table presents our results of operations for the periods indicated:

Revenue by product
	Years Ended
(In thousands)	December 31,				increase / (decrease)
	2022	% of revenue	2021	% of revenue	$ change	% change	CN % change
Creative	585,400	63.2%	596,917	65.0%	(11,517)	(1.9)%	2.7%
Editorial	325,770	35.2%	306,631	33.4%	19,139	6.2%	11.5%
Other	15,074	1.6%	15,140	1.6%	(66)	(0.4)%	4.1%
Total revenue	$926,244	100.0%	$918,688	100.0%	$7,556	0.8%	5.7%

Consolidated Revenue. For the year ended December 31, 2022, reported revenue was $926.2 million as compared to reported revenue of $918.7 million for the year ended December 31, 2021. On a reported basis for the year ended December 31, 2022, revenue increased by 0.8% (5.7% CN) year over year. Foreign exchange movements have negatively impacted reported revenue growth for the year ended December 31, 2022 by 490 basis points, largely driven by the strengthening dollar relative to the EUR and GBP.

Creative. In Creative, revenue decreased on a reported basis 1.9% (increased 2.7% CN) for the year ended December 31, 2022. At the product level, decreases for the current period was driven largely by our Premium Royalty Free ALC product (decreased $21.8 million), which was largely due to our continued focus on driving customers to our committed solutions. This decrease was partially offset by our Premium Access subscription product, which showed growth compared to the prior year (increased $9.0 million). Absent the currency impact, the annual subscriptions grew across all product offerings with additional growth from Unsplash, more than offsetting the declines within our ALC products.

Editorial. In Editorial, revenue increased on a reported basis 6.2% (11.5% CN) for the year ended December 31, 2022. The increase was seen across assignments (increased $11.2 million), our editorial subscription and Premium Access offerings (increased $5.7 million) and ALC (increased $2.2 million). These increases were primarily driven by Entertainment (from the COVID-19 recovery we have seen since 2021) and Sport (which has grown beyond the pre-COVID periods and has performed at historically high levels during the period).

Other. This category includes music licensing, digital asset management and distribution services, print sales, and data licensing revenues. Revenue for the year ended December 31, 2022 from our Other products decreased on a reported basis by 0.4% (increased 4.1% CN). The decrease was driven by print sales (decreased $1.2 million); which was partially offset by music licensing (increased $0.8 million) and digital asset management and distribution services (increased $0.4 million).

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue for the year ended December 31, 2022 was $255.0 million (27.5% of revenue) compared to $248.2 million (27.0% of revenue) in the prior year. The increase in cost of revenue as a percentage of revenue compared to the prior year was due primarily to revenue mix by product. Generally, cost of revenue rates vary modestly period over period based on changes in revenue mix by product, as royalty rates vary depending on the license model and use of content.

Selling, general and administrative expense. Reported SG&A expense increased by $9.0 million or 2.4% (5.7% CN) for the year ended December 31, 2022 as compared to the year ended December 31, 2021. SG&A fluctuations from the prior period include the following:

●	increase in computer related expenses of $3.2 million for the year ended December 31, 2022. The increase is due primarily to our continued growth and related cloud storage needs.
●	increase in professional fees of $3.1 million for the year ended December 31, 2022. The increase is largely due to fees associated with our public company readiness efforts.
●	increase in marketing spend of 3.9% ($2.1 million) for the year ended December 31, 2022. For the year ended December 31, 2022, marketing spend as a percentage of sales increased to 6.0% from the year ended December 31, 2021 ratio of 5.8%. These increases were due primarily to increased investment in affiliate and digital marketing.
●	increases were also seen in insurance expense ($1.7 million), other taxes ($0.7 million) and travel and entertainment ($1.5 million).
●	decrease of $2.2 million related to staff costs for the year ended December 31, 2022. The decrease was largely due to a reduction in bonus expense tied to company performance, which was partially offset by an increase in salaries and wages, driven by our annual raise cycle and increased headcount.
●	decrease of $1.8 million related to occupancy costs (primarily rent expense), as we continue to evaluate our office space needs now and into the future.

Depreciation expense. For the year ended December 31, 2022, depreciation expense was $49.6 million which was in line with the prior year.

Amortization expense. For the year ended December 31, 2022, amortization expense was $43.6 million which was a decrease of $5.7 million compared to the prior year. The decrease was due to several of our intangible assets becoming fully amortized in the fourth quarter of 2022.

Restructuring costs. We recognized insignificant amounts of restructuring costs for the years ended December 31, 2022 and 2021.

Other operating (income) expense - net. For the year ended December 31, 2022, the decrease in other operating expense, net from the prior period was $1.5 million. This decrease in expense was driven by the change in fair value of the Contingent Consideration related to our Unsplash acquisition. For further details, see “Note 7 — Fair Value of Financial Instruments” in our consolidated financial statements included elsewhere in this Annual Report. Additionally, this change was partially offset by expenses associated with the abandonment of some of our office space in North America as we continue to evaluate our global office space needs.

Interest expense. We recognized interest expense of $117.2 million and $122.2 million for the year ended December 31, 2022 and December 31, 2021, respectively. Our interest expense primarily consists of interest charges on our outstanding Term Loans, Senior Notes, and the unused portion of our revolving credit facility as well as the amortization of original issue discount on our term loans and amortization of deferred debt financing fees. The Company repaid $300.0 million of outstanding indebtedness in Q3 2022, which decreased our interest expense for the remainder of 2022 as compared to 2021. This decrease was partially offset by the rise in interest rates during 2022.

Fair value adjustment for swaps and foreign currency exchange contract  - net. We recognized fair value adjustment gains for our swaps and foreign currency exchange contracts, net of $23.5 million for the year ended December 31, 2022, compared with net gains of $19.3 million for the year ended December 31, 2021. Gains and losses are driven by changes in interest and foreign exchange rates, relative to the rates in our derivatives.

Unrealized Foreign exchange gains  - net. We recognized foreign exchange gains, net of $24.6 million for the year ended December 31, 2022, compared with gains of $36.4 million for the year ended December 31, 2021. These changes are primarily driven by fluctuations in the EUR related to our EUR Term Loans.

Loss on extinguishment of debt. The Company utilized proceeds from the Business Combination along with cash on hand to repay $300.0 million of outstanding indebtedness on its USD Term Loans. The loss on debt extinguishment represents the acceleration of the issuance costs and debt discount.

Loss on fair value adjustment for warrant liabilities - net. For the year ended December 31, 2022 there was a net loss on fair value of our warrant liability of $160.7 million. There was no such warrant liability in the prior year.

Other non-operating (expense) income - net. We recognized other non-operating expense, net of $3.1 million and other non-operating income, net of $0.6 million for the year ended December 31, 2022 and December 31, 2021, respectively. The increase in expense from the prior year period relates to the transaction costs that were allocated to the fair value of the warrant liability, which were expensed upon the Closing of the Business Combination.

Income tax expense. The Company’s income tax expense increased by $25.4 million to an expense of $44.1 million for the year ended December 31, 2022, as compared to an expense of $18.7 million for the year ended December 31, 2021. The Company’s effective income tax rate for the year ended December 31, 2022 is (131.7)%, compared to 13.8% for the year ended December 31, 2021. The increase in tax expense compared to the prior year is primarily due to changes in nondeductible net loss on fair value adjustment for warrant liabilities in the current year, nondeductible officer compensation, and a release of uncertain tax position reserves in 2021.

Comparison of the Year Ended December 31, 2021 and December 31, 2020

Consolidated statements of operations
(In thousands)	Year Ended December 31,		increase (decrease)
	2021	2020	$change	% change
Revenue	$918,688	$815,401	$103,287	12.7%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	248,152	226,066	22,086	9.8%
Selling, general and administrative expense	367,704	324,423	43,281	13.3%
Depreciation	51,099	52,358	(1,259)	(2.4)%
Amortization	49,361	47,002	2,359	5.0%
Restructuring costs	(475)	9,135	(9,610)	NM
Other operating expense, net	861	161	700	NM
Operating expense	716,702	659,145	57,557	8.7%
Income from operations	201,986	156,256	45,730	29.3%
Interest expense	(122,160)	(124,926)	2,766	(2.2)%
Fair value adjustment for swaps & foreign currency exchange contract - net	19,282	(14,255)	33,537	NM
Foreign exchange gain (losses) - net	36,406	(45,073)	81,479	NM
Other non-operating income, net	612	139	473	NM
Total other expense	(65,860)	(184,115)	118,255	(64.2)%
Income (loss) before income taxes	136,126	(27,859)	163,985	NM
Income tax expense	(18,729)	(9,516)	(9,213)	96.8%
Net income (loss)	$117,397	$(37,375)	$154,772	NM

NM - Not meaningful

Revenue by product
	Year ended
(In thousands)	December 31,				increase / (decrease)
	2021	% of revenue	2020	% of revenue	$change	% change	CN % change
Creative	596,917	65.0%	532,732	65.3%	64,185	12.0%	9.5%
Editorial	306,631	33.4%	266,699	32.7%	39,932	15.0%	12.4%
Other	15,140	1.6%	15,970	2.0%	(830)	(5.2)%	(7.2)%
Total revenue	$918,688	100.0%	$815,401	100.0%	$103,287	12.7%	10.2%

Consolidated Revenue. For the year ended December 31, 2021, reported revenue was $918.7 million as compared to reported revenue of $815.4 million for the year ended December 31, 2020.  On a reported basis for the year ended December 31, 2021, revenue increased by 12.7% (10.2% CN) year over year.

Creative. In Creative, revenue increased on a reported basis 12.0% (9.5% CN) for the year ended December 31, 2021.  Our Premium Royalty Free ALC product drove continued growth (increased by $23.8 million), a result of simplifying our licensing model for our customers.  In addition, sales and marketing initiatives along with a focus on cultivating new customers grew our E-Commerce business (increased by $9.1 million).  Lastly, our increased outbound sales focus on production and broadcast customers stimulated strong growth across our Creative video content, which includes numerous exclusive content collections (increased by $17.1 million).

Editorial. In Editorial, revenue increased on a reported basis 15.0% (12.4% CN) for the year ended December 31, 2021. The increase was driven largely by recovery from the prior-year COVID-19 impacts. The increase was seen across assignments (increased by $11.6 million), editorial stills (increased by $20.4 million) and editorial video (increased by $7.9 million), and primarily in Sport and Entertainment. While we saw some improvement in Entertainment for the year ended December 31, 2021, large events did not return to full scale in 2021 relative to pre-COVID-19 levels.

Other. This category includes music licensing, digital asset management and distribution services, print sales, data licensing revenues and certain retired products including Rights Managed. Revenue for the year ended December 31, 2021 from our Other product decreased on a reported basis by 5.2% (7.2% CN) compared to the year ended December 31, 2020. The decrease for the year ended December 31, 2021 was driven primarily by the retirement of our Rights Managed licensing model.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue for the year ended December 31, 2021 was $248.2 million (27.0% of revenue) compared to $226.1 million (27.7% of revenue) in the prior year. The decrease in cost of revenue as a percentage of revenue compared to the prior year was due primarily to revenue mix by product. Generally, cost of revenue rates will vary modestly period over period based on changes in revenue mix by product, as royalty rates vary depending on the license model and use of content.

Selling, general and administrative expense.  Reported SG&A expense increased by $43.3 million or 13.3% for the year ended December 31, 2021 compared to the year ended December 31, 2020. SG&A fluctuations from the prior year include the following:

●	increase in staff costs of $35.1 million for the year ended December 31, 2021. The change was largely driven by increases in salaries due to normal recurring annual salary raises. Additionally, 2021 results reflected an increase in our bonus and commission expense resulting from our strong operating results during the year.
●	increases in marketing spend of 9.7% ($4.7 million) for the year ended December 31, 2021. This increase was largely due to a lower marketing spend in 2020 tied to cost control initiatives implemented during the onset of COVID-19 that we have since reversed. For the year ended December 31, 2021, marketing spend as a percentage of sales decreased to 5.8% from the year ended December 31, 2020 ratio of 6.0%.

Depreciation expense.  For the year ended December 31, 2021, depreciation expense was $51.1 million which was in line with the prior year.

Amortization expense.  For the year ended December 31, 2021, amortization expense increased by $2.4 million compared to the prior year. The increase was driven by increases in intangible assets related to our acquisition of Unsplash.

Restructuring costs. For the year ended December 31, 2021, the decrease in restructuring costs from prior period was $9.6 million. The decline was driven by a reduction in employee termination costs.

Other operating expense - net.  We recognized insignificant amounts of other operating expense, net for the years ended December 31, 2021 and 2020.

Interest expense. We recognized interest expense of $122.2 million for the year ended December 31, 2021. Our interest expense primarily consists of interest charges on our outstanding Term Loans, Senior Notes, and the unused portion of our revolving credit facility as well as the amortization of original issue discount on our term loans and amortization of deferred debt financing fees.

Fair value adjustment for swaps and foreign currency exchange contract  - net. We recognized fair value adjustment gains for our swaps and foreign currency exchange contracts, net of $19.3 million for the year ended December 31, 2021, compared with net losses of $14.3 million for the year ended December 31, 2020.  Gains and losses were driven by changes in interest and foreign exchange rates, relative to the rates in our derivatives

Foreign exchange gains (losses)  - net. We recognized foreign exchange gains, net of $36.4 million for the year ended December 31, 2021, compared with losses, net of $45.1 million for the year ended December 31, 2020.  These changes were primarily driven by fluctuations in the EUR related to our EUR Term Loans.

Other non-operating income - net. We recognized insignificant amounts of other non-operating income, net for the years ended December 31, 2021 and 2020.

Income tax expense. Our income tax expense increased by $9.2 million to an expense of $18.7 million for the year ended December 31, 2021 as compared to a $9.5 million expense for the year ended December 31, 2020. Our effective income tax rate for the year ended December 31, 2021 was 13.8% compared to (34.2)% for the year ended December 31, 2020. The change in tax expense compared to the prior year was primarily due to increases in pre-tax income, U.S. foreign inclusion, and foreign withholding tax expense.

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

(in thousands)	Year Ended December 31,
	2022	2021	2020
Net (loss) income	$(77,643)	$117,397	$(37,375)
Add/(less) non-GAAP adjustments:
Depreciation and amortization	93,219	100,460	99,360
Restructuring and other operating (income) expense	(681)	386	9,296
Interest expense	117,229	122,160	124,926
Fair value adjustments, foreign exchange and other non operating (expense) income — net [1]	(45,100)	(56,300)	59,189
Loss on extinguishment of debt	2,693	—	—
Loss on fair value adjustment for warrant liabilities — net	160,728	—	—
Income tax expense	44,126	18,729	9,516
Stock based compensation expense	9,292	6,441	8,002
Adjusted EBITDA	$303,863	$309,273	$272,914
Net (loss) income margin	(8.6)%	12.8%	(4.6)%
Adjusted EBITDA Margin	32.8%	33.7%	33.5%
(1)	Fair value adjustments for our swaps and foreign currency exchange contracts, foreign exchange gains (losses) and other insignificant non-operating related (expenses) income.

Liquidity and Capital Resources

Our sources of liquidity are our existing cash and cash equivalents, cash provided by operations and amounts available under our revolving credit facility. As of December 31, 2022, 2021 and 2020, we had cash and cash equivalents of $97.9 million, $186.3 million and $156.5 million, respectively, and availability under our revolving credit facility, which expires in February 2024, of $80.0 million. Our principal liquidity needs include debt service and capital expenditures, as well as those required to support working capital, internal growth, and strategic acquisitions and investments. Deferred revenue represents the majority of our current liabilities, which given its nature is not expected to require cash settlement.

Future cash needs

We expect to fund our ordinary course operating activities from existing cash and cash flows from operations and believe that these sources of liquidity will be sufficient to fund our ordinary course operations and other planned investing activities for at least the next 12 months and thereafter for the foreseeable future. From time to time, we may evaluate potential acquisitions, investments and other growth and strategic opportunities. While we believe we have sufficient liquidity to fund our ordinary course operations for the foreseeable future, our sources of liquidity could be affected by current and future difficult economic conditions, payment of certain restructuring costs, reliance on key personnel, international risks, intellectual property claims, the resolution of pending or future tax audits or other factors described herein under “Potential Liability and Insurance” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

The Business Combination resulted in aggregate gross proceeds to the Company of approximately $864.0 million. As a result of the Business Combination, the previously outstanding Redeemable Preferred Stock of Legacy Getty was redeemed in full through a combination of a cash payment of approximately $615.0 million and 15,000,000 shares of the Company’s Class A Common Stock with a fair value at issuance of $140.2 million. Additionally, the Company used $300.0 million of cash to repay a portion of its outstanding indebtedness related to the USD Term Loans, which when combined with the retirement of the preferred shares, resulted in a reduction of approximately $1.1 billion of balance sheet obligations.

Our liquidity may also be adversely affected by the resolution of pending or future tax audits. We may be subject to tax liabilities in excess of amounts reserved for liabilities for uncertain tax positions on our consolidated balance sheets. In addition, certain jurisdictions in which we have current open tax audits require taxpayers to pay assessed taxes in advance of contesting, whether by way of litigation or appeal, an adverse determination or assessment by the relevant taxing authority. The amount of any such advance payment depends upon the amount in controversy and may be material, and payment of any such amount could adversely affect our liquidity. A jurisdiction that collects any such advance payment generally will repay such amounts if we ultimately prevail in the related litigation or appeal. See “Note 13 — Commitments and Contingencies” and “Note 20 — Income Taxes” in our consolidated financial statements included elsewhere in this report, for additional discussions of our pending tax audits and our uncertain tax positions and risks related thereto.

Cash Flows

	Year Ended
	December 31,		increase (decrease)
(Dollars in thousands)	2022	2021	$ change	% change
Net cash provided by operating activities	$163,117	$188,890	$(25,773)	(13.6)%
Net cash used in investing activities	$(61,291)	$(136,926)	$75,635	55.2%
Net cash used in financing activities	$(184,347)	$(19,265)	$(165,082)	(856.9)%
Effects of exchange rate fluctuations	$(6,614)	$(2,479)	$(4,135)	(166.8)%

Cash provided by operating activities was $163.1 million for the year ended December 31, 2022 as compared to cash provided by operating activities of $188.9 million for the year ended December 31, 2021. Net cash provided by operating activities for the year ended December 31, 2022 is primarily due to a net loss of $77.6 million adjusted for noncash expenses of $249.8 million and a decrease in accrued expenses of $14.2 million.

Our investing activities used $61.3 million and $136.9 million in cash during the year ended December 31, 2022 and 2021, respectively, which was used in part to acquire property and equipment. The property and equipment is mainly related to internal software development as we continue to innovate and invest in the design, user experience and performance of our websites. In addition, on April 1, 2021, we acquired Unsplash in exchange for $89.2 million in net cash plus an additional earnout potential of approximately $20.0 million based on revenue targets over two and three years, funded through existing cash on hand.

For the year ended December 31, 2022 and 2021, our financing activities used $184.3 million and $19.3 million of cash, respectively. Financing activities for the year ended December 31, 2022 primarily relate to the Business Combination, including cash contributions ($864.2 million) which were used to pay equity issuance costs ($106.9 million), retire our Redeemable Preferred Stock ($615.0 million) and prepay a portion of our USD Term Loans  ($310.4 million). Additionally, during the six months ended June 30, 2022, the Unsplash Two-Year Earnout was achieved and was paid during the three months ended September 30, 2022 ($10.0 million).

	Year Ended
	December 31,		increase (decrease)
(Dollars in thousands)	2021	2020	$change	% change
Net cash provided by operating activities	$188,890	$148,463	$40,427	27.2%
Net cash used in investing activities	$(136,926)	$(53,484)	$(83,442)	(156.0)%
Net cash used in financing activities	$(19,265)	$(52,002)	$32,737	63.0%
Effects of exchange rate fluctuations	$(2,479)	$104	$(2,583)	NM

NM - Not meaningful

Cash provided by operating activities was $188.9 million for the year ended December 31, 2021 as compared to cash provided by operating activities of $148.5 million for the year ended December 31, 2020. Net cash provided by operating activities for the year ended December 31, 2021 is primarily due to net income of $117.4 million adjusted for noncash expenses of $40.2 million, an increase in accrued expenses of $18.7 million and deferred revenue of $24.8 million which was partially offset by an increase in our accounts receivable of $16.1 million.

Our investing activities used $136.9 million and $53.5 million in cash during the year ended December 31, 2021 and 2020, respectively, which was used to acquire a business and property and equipment. On April 1, 2021, we acquired Unsplash Inc. in exchange for $89.2 million in net cash plus an additional earnout potential of approximately $20.0 million based on revenue targets over two and three years, funded through existing cash on hand. The property and equipment mainly related to internal software development as we continue to innovate and invest in the design, user experience and performance of our websites.

For the year ended December 31, 2021 and 2020, our financing activities used $19.3 million and $52.0 million of cash, respectively. Financing activities for the year ended December 31, 2021 included principal payments on our Term Loans.

Contractual obligations, guarantees and other potentially significant uses of cash

A summary of contractual cash obligations as of December 31, 2022 were as follows:

			2027 and
(Dollars in thousands)	2023-2024	2025-2026	thereafter	Total
Long-term indebtedness, including current portion and interest[1]	$259,513	$1,295,037	$314,625	$1,869,175
Operating lease obligations[1]	25,813	18,775	26,618	71,206
Minimum royalty guarantee payments to suppliers of content[2]	77,122	55,049	26,082	158,253
IT Commitments	7,643	2,072	—	9,715
Other commitments	3,040	255	—	3,295
Total	$373,131	$1,371,188	$367,325	$2,111,644

1 Interest payments are estimated based on interest rate curves valued as of December 31, 2022.

2 Offsetting operating lease payments will be immaterial receipts for subleased facilities.

3 Offsetting the minimum royalty guarantee payments to content suppliers will be minimum guaranteed receipts from content suppliers.

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

Off-balance sheet arrangements

From time to time, we may issue small amounts of letters of credit to provide credit support for leases, guarantees, and contractual commitments. The fair values of the letters of credit reflect the amount of the underlying obligation and are subject to fees competitively determined in the marketplace. As of December 31, 2022, 2021 and 2020, we had no material letters of credit outstanding or other off-balance sheet arrangements except for operating leases entered into in the normal course of business.

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

Potential Liability and Insurance

We indemnify certain customers from claims related to alleged infringements of the intellectual property rights of third parties or misappropriation of publicity or personality rights of third parties, such as claims arising from copyright infringement or failure to secure model and property releases for images we license if such a release is required. The standard terms of these indemnifications require us to defend those claims upon notice and pay related damages, if any. We typically mitigate this risk by requiring all uses of licenses to be within the scope of our licenses, and by securing necessary model and property releases for Creative Stills content and by contractually requiring contributing photographers and other content partners to do the same prior to submitting any content to us, and by limiting damages/liability in certain circumstances. Additionally, we require all contributors and Image Partners, as well as companies that are potential acquisition targets to warrant that the content licensed to or purchased by us does not and will not infringe upon or misappropriate the rights of third parties. We also require contributing photographers, Image Partners and other content partners and sellers of businesses or image collections that we have purchased to indemnify us in certain circumstances where a claim arises in relation to an image they have provided or sold to us. Image Partners and other content partners are also typically required to carry insurance policies for losses related to such claims and individual contributors are encouraged to carry such policies and we have insurance policies to cover litigation costs for such claims. We will record liabilities for these indemnifications if and when such claims are probable and the range of possible payments and available recourse from content partners can be estimated, as applicable. Historically, the exposure to such claims has been immaterial, as were the recorded liabilities for intellectual property infringement at December 31, 2022, 2021 and 2020. As such, management believes the estimated fair value of these liabilities is minimal.

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because management does not believe a liability is probable, no related liabilities were recorded at December 31, 2022, 2021 and 2020. We are subject to a variety of claims and suits that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties and management’s judgment about these matters may change in the future. Additionally, we hold insurance policies that mitigate potential losses arising from certain indemnifications, and historically, significant costs related to performance under these obligations have not been incurred.

Income taxes

We account for income taxes and accruals for uncertain tax positions using the asset and liability approach. Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of current and future taxes to be paid. Our judgments, assumptions, and estimates relative to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws and possible outcomes of future audits conducted by foreign and domestic tax authorities. Changes in tax law or interpretation of tax laws and future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.

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

Critical accounting policies and estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses reported during the period. Some of the estimates and assumptions that require the most difficult judgments are:

●	the assumptions used to estimate unused capped subscription-based and credit-based products;
●	the assumptions used to allocate transaction price to multiple performance obligations for uncapped subscription arrangements;
●	the sufficiency of the allowance for doubtful accounts;
●	the assumptions used to assess the recoverability of goodwill;
●	the appropriateness of the valuation and useful lives of intangibles and other long-lived assets;
●	the assumptions used to estimate the Contingent Consideration;
●	the assumptions used to value equity-based compensation arrangements;
●	the appropriateness of the amount of accrued income taxes, including the potential outcome of future tax consequences of events that have been recognized in the consolidated financial statements as well as the deferred tax asset valuation allowances; and
●	the assumptions used to estimate the fair value of Public, Private Placement and Forward Purchase Warrants (as each is defined in the notes to the consolidated financial statements included elsewhere in this report).

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

We recognize revenue gross of contributor royalties because we are the principal in the transaction as we are the party responsible for the performance obligation and we control the product or service prior to transferring to the customer. We also license content to customers through third-party delegates worldwide (approximately 3% of total revenues for the years ended December 31, 2022, 2021 and 2020). Delegates sell our products directly to customers as the principal in those transactions. Accordingly, we recognize revenue net of costs paid to delegates. Delegates typically earn and retain 35% to 50% of the license fee, and we recognize the remaining 50% to 65% as revenue.

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

Foreign currencies

Assets and liabilities for subsidiaries with functional currencies other than the U.S. dollar are recorded in foreign currencies and translated at the exchange rate on the Balance Sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to “Other comprehensive income (loss)” (“OCI”), as a separate component of stockholder’s deficit. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in “Foreign exchange gain (losses) — net” in the Consolidated Statements of Operations. For the year ended December 31, 2022, 2021 and 2020, the Company recognized net foreign currency transaction gains of $24.6 million and $36.4 million and losses of $45.1 million, respectively.

Accounts receivable, net

Accounts receivable are trade receivables, net of reserves for allowances for doubtful accounts totaling $6.5 million as of December 31, 2022, $5.9 million as of December 31, 2021 and $7.8 million as of December 31, 2020.

Allowance for doubtful accounts is calculated based on historical losses, existing economic conditions, and analysis of specific older account balances of customer and delegate accounts. Trade receivables are written off when collection efforts have been exhausted. The allowance for sales returns is estimated based on historical returns as a percentage of revenue. Estimated sales returns are recorded as a reduction of revenue and were insignificant in all periods presented. Less than 7% of the recorded trade receivables were more than 90 days past-due as of December 31, 2022, compared to less than 6% at December 31, 2021 and less than 10% at December 31, 2020. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers and their dispersion across many geographic areas.

Goodwill

The Company evaluates goodwill for impairment annually or more frequently when an event occurs, or circumstances change that indicate the carrying value of the one reporting unit may not be recoverable. Circumstances that could indicate impairment and require impairment tests more frequently than annually include: significant adverse changes in legal factors or market and economic conditions, a significant decline in the financial results of the Company’s operations, significant changes in strategic plans, adverse actions by regulators, unanticipated changes in competition and market share, or a planned disposition of a significant portion of the business. Management performs the annual goodwill impairment analysis as of October 1 each year. The Company performed a qualitative screen for its 2022, 2021 and 2020 goodwill impairment analyses. All of the factors above were considered as well as the current price of its common stock. Given the significant headroom in excess of 100%, the Company passed a qualitative assessment in regard to goodwill impairment, determining that it is unlikely the fair value of the reporting unit is less than its carrying value. As circumstances change, it is possible that future goodwill impairment analysis could result in goodwill impairments, which would be included in the calculation of income or loss from operations.

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

Equity-Based Compensation

Equity-based compensation is accounted for in accordance with authoritative guidance for equity-based payments. This guidance requires equity-based compensation cost to be measured at the grant date based on the fair value of the award and recognized as expense over the applicable service period, which is the vesting period, net of estimated forfeitures. Compensation expense for equity-based payments that contain service conditions is recorded on a straight-line basis, over the service period of generally four years. Compensation expense for equity-based payments that contain performance conditions is not recorded until it is probable that the performance condition will be achieved. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future estimates may differ substantially from current estimates.

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

Given the recency of the Business Combination, the expected volatility assumption for equity-based compensation is based on historical volatilities of the common stock of public companies with characteristics similar to those of the Company. The risk-free rate of return represents the implied yield available during the month the award was granted for a U.S. Treasury zero-coupon security issued with a term equal to the expected life of the awards. The expected term is measured from the grant date and is based on the simplified method calculation. The assumptions used to determine the fair value of the option awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment.

Prior to the Business Combination, certain employees of the Company were granted equity awards under Legacy Getty’s Amended and Restated 2012 Equity Incentive Plan (“Legacy Getty 2012 Plan”). Upon closing of the Business Combination, awards under the Legacy Getty 2012 Plan were converted at the Exchange Ratio, and the Company’s board of directors approved the Getty Images Holdings, Inc. 2022 Equity Incentive Plan (“2022 Plan”). The 2022 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, dividend equivalents, RSUs and other stock or cash-based awards. Under the 2022 Plan, up to 51,104,577 shares of Class A Common Stock is available for issuance.

Common Stock Valuations

For reporting periods prior to the closing of the Business Combination on July 22, 2022, our board of directors utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately Held Company Equity Securities Issued as Compensation, to estimate the fair value of Legacy Getty’s common stock. These estimates and assumptions include numerous objective and subjective factors to determine the fair value of common stock at each grant date, including the following factors:

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

The fair value of our Class A Common Stock is determined based on the quoted market price on the New York Stock Exchange since the closing of our Business Combination on July 22, 2022.

Public, Private Placement and Forward Purchase Common Stock Warrant Liabilities

The Company evaluated the Public, Private Placement and Forward Purchase Warrants under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded they do not meet the criteria to be indexed to the Company’s own stock as certain provisions of the warrant agreement could change the settlement amount of these warrants based on variables that would not be considered inputs to the valuation model for a fixed-for-fixed equity instrument. Since the Public, Private Placement and Forward Purchase Warrants meet the definition of a derivative under ASC 815-40, the Company recorded these warrants as liabilities in the Consolidated Balance Sheets at fair value, with subsequent changes in their respective fair values recognized in the change in fair value of warrant liabilities within the consolidated statements of operations at each reporting date.

The Public Warrants were publicly traded and thus had an observable market price to estimate fair value. The Forward Purchase Warrants, which have identical terms as the Public Warrants, were valued similar to the Public Warrants. The Private Placement Warrants were valued using a Black-Scholes option-pricing model as described in “Note 5 — Common Stock Warrants” in our consolidated financial statements included elsewhere in this Annual Report.

Income taxes

The Company computes income taxes and accruals for uncertain tax positions under the asset and liability method in accordance with ASC 740 for accounting for income taxes and uncertain tax positions. Deferred income taxes are provided for the temporary differences between the consolidated financial statement carrying amounts and the tax basis of the Company’s assets and liabilities and operating loss and tax credit carryforwards. The Company establishes a valuation allowance for deferred tax assets if it is not more likely than not that the tax benefits will be realized. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessments of realizable deferred tax assets. The Company accounts for the global intangible low-tax income earned by foreign subsidiaries included in gross U.S. taxable income in the period incurred.

Recent Accounting Pronouncements

Please refer to “Note 2 — Summary of Significant Accounting Policies” in our consolidated financial statements included elsewhere in this Annual Report for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate market risk

For the year ended December 31, 2022 we were exposed to changes in LIBOR interest rates on the USD Term Loans of the senior secured credit facilities, subject to a minimum floor of 0.00%. As of December 31, 2022, the principal outstanding of our USD Term Loans of the senior secured credit facility was $687.4 million. As of December 31, 2022, the applicable LIBOR is above said floor. To offset our exposure to interest rate changes, Getty Images has entered into interest rate swap agreements with notionals of $355.0 million. These swap arrangements also have an embedded floor of 0.00%. Based on the principal outstanding, incorporating the effect of the swap agreements, as of December 31, 2022 each one eighth percentage point increase in the LIBOR rate hereafter would correspondingly increase our interest expense on the senior secured credit facilities by approximately $0.4 million per annum. On February 2, 2023, we amended our Credit Agreement to replace LIBOR with Adjusted Term SOFR on the USD Term Loans effective from the start of the next interest period. We are also exposed to changes in EURIBOR interest rates on the senior secured term loan, subject to a minimum floor of 0.00%. As of December 31, 2022, the principal outstanding of our EUR Term Loans of the senior secured term was €419.0 million. Based on the principal outstanding as of December 31, 2022, each one eighth percentage point increase in the EURIBOR rate would correspondingly increase our interest expense on the senior secured credit facilities by approximately $0.6 million per annum.

Foreign currency market risk

We are exposed to foreign currency risk by virtue of our international operations. For each of the twelve months ended December 31, 2022 and 2021, we derived approximately 50% of our revenue from operations outside the United States. Getty Images and its subsidiaries enter into transactions that are denominated in currencies other than Getty Images’ functional currency, including Euro and British pounds. Some of these transactions result in foreign currency denominated assets and liabilities that are revalued each month. Upon revaluation, transaction gains and losses are generated, which, with the exception of those related to long-term intercompany balances, are reported as exchange gains and losses in our consolidated statements of income in the periods in which the exchange rates fluctuate. Transaction gains and losses on foreign currency denominated long-term intercompany balances for which settlement is not planned or anticipated in the foreseeable future, are reported in “Accumulated other comprehensive” income in our consolidated balance sheets.

Transaction gains and losses arising from revaluation of assets and liabilities denominated in the same foreign currencies may offset each other, in part, acting as a natural hedge. Where our assets and liabilities are not naturally hedged, we may enter into non-exotic foreign currency exchange contracts to reduce our exposure to transaction gains and losses. These foreign exchange contracts are generally up to eighteen months in original maturity and primarily require the sale of either Euro or British Pounds and the purchase of U.S. dollars. The contracts during the current period have not been designated as hedges as defined by ASC 815, “Derivatives and Hedging,” and therefore gains and losses arising from revaluation of these forward contracts are recorded as exchange gains and losses in our consolidated statements of income in the periods in which the exchange rates fluctuate. These gains and losses generally offset, at least in part, the gains and losses of the underlying exposures that are being hedged.

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

Item 8. Financial Statements and Supplementary Data.

The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth on pages F-2 through F-32 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) or an attestation report of the company’s registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies. Additionally, our independent registered public accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting until we are no longer an emerging growth company.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the period covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following persons are the members of our board of directors and our executive officers as of the date of this Annual Report:

Name	Age	Position
Executive Officers
Craig Peters	53	Chief Executive Officer, Director (Class III)
Mikael Cho	37	Senior Vice President, CEO, Unsplash
Grant Farhall	47	Senior Vice President, Chief Product Officer
Gene Foca	57	Senior Vice President, Chief Marketing Officer
Nate Gandert	49	Senior Vice President, Chief Technology Officer
Chris Hoel	51	Vice President, Chief Accounting Officer
Kjelti Kellough	49	Senior Vice President, General Counsel
Jennifer Leyden	49	Senior Vice President, Chief Financial Officer
Ken Mainardis	51	Senior Vice President, Global Content
Peter Orlowsky	54	Senior Vice President, Strategic Development
Andrew Saunders	59	Senior Vice President, Creative Content
Michael Teaster	56	Senior Vice President, Chief of Staff
Lizanne Vaughan	54	Senior Vice President, Chief People Officer
Non-Employee Directors
Mark Getty	62	Chair (Class II)
Patrick Maxwell	57	Director (Class I)
James Quella	73	Director (Class I)
Jeffrey Titterton	50	Director (Class I)
Chinh Chu	56	Director (Class II)
Brett Watson	42	Director (Class II)
Michael Harris	43	Director (Class III)
Jonathan Klein	62	Director (Class III)
Hilary Schneider	61	Director (Class III)

Executive Officers

All of our executive officers, other than Mikael Cho, Grant Farhall, Kjelti Kellough, Ken Mainardis and Andrew Saunders, are located in the United States.

Craig Peters.

Mr. Peters has served as our CEO since 2019. Mr. Peters served as our Senior Vice President, Chief Operating Officer from 2016 until 2019. Prior to 2016, Mr. Peters held a variety of Senior Vice President and Vice President roles with Getty Images. Prior to joining Getty Images, Mr. Peters held key leadership roles in media and technology within established and early-stage organizations. These included WireImage (acquired by Getty Images), FOX Sports Interactive, the PGA TOUR, Homestead.com (acquired by Intuit) and positions with A. T. Kearney and Eastman Kodak Company. In 2005, while at the PGA TOUR, Mr. Peters accepted an Emmy by the National Television Academy for Outstanding Achievement in Advanced Media Technology for the Enhancement of Original Television Content.

We believe Mr. Peters is qualified to serve on our board of directors because of the perspective and experience he brings as our Chief Executive Officer.

Mikael Cho.

Mr. Cho has served as Co-Founder and Chief Executive Officer for Unsplash since 2013 and is responsible for leading and operating Unsplash’s overall strategy and vision. In 2013, Mr. Cho founded Unsplash as a blog with ten photos and the mission to make world-class images accessible to enable everyone to create. Prior to founding Unsplash, Mr. Cho held co-founder and leadership roles at companies in the digital and creative sectors, including Crew, a marketplace for creative talent, Uber Foundry, a digital design studio, and WHYNOTBLUE Digital Agency.

Grant Farhall.

Mr. Farhall has served as our Senior Vice President, Chief Product Officer since 2020, where he is responsible for our overall product strategy and vision. In his role, Mr. Farhall oversees our e-commerce platform and websites, user experiences, customer research and SEO strategy, with the aim of making it easier for our customers to discover, license and share content to connect with their audiences, and drive impact for the business. His career at Getty Images spans more than a decade, including his prior role as Vice President of E-Commerce from 2019 until 2020 and his role as General Manager of iStock from 2017 until 2019. Prior to joining Getty Images, Mr. Farhall worked in broadcast journalism and managed several design and web development agencies.

Gene Foca.

Mr. Foca has served as our Senior Vice President, Chief Marketing Officer since 2017. As Chief Marketing Officer, Mr. Foca is responsible for the global marketing and communications organization, overseeing our brand portfolio, strategy and execution for all marketing channels from digital to communications, as well as marketing data science and operations. He has a wealth of experience across ecommerce, product and digital marketing, bringing over 20 years’ experience as a strategic and data driven marketing leader and general manager, launching and growing some of the world’s biggest content and ecommerce businesses. Mr. Foca joined Getty Images after nearly five years at Amazon in Seattle and New York from 2012 through 2016, working with Kindle and retail ecommerce, as well as a brief stint at Fresh Direct overseeing customer marketing. Prior to that, he served as SVP of Marketing for News Digital/News Corporation, where he focused on content app launches and subscription marketing from 2010 until 2011. He previously spent nearly 19 years at Time Warner in senior ecommerce and consumer marketing leadership roles, primarily with the Time Incorporated division from 1991 until 2010.

Nate Gandert.

Mr. Gandert has served as our Senior Vice President, Chief Technology Officer since 2016. In his role as Chief Technology Officer, Mr. Gandert is responsible for leading our overall technology strategy and vision, as well as our data and insights capabilities. Mr. Gandert oversees all advancements, innovations and operations delivered by the technology and product functions, including our search architecture, application and software development, e-commerce platform and websites with the aim of enriching our product offering to better serve customers worldwide. His remit also includes the development of internal and customer value using data, AI and machine learning.

Mr. Gandert’s career at Getty Images spans over 13 years during which time he has served in various Vice President, Senior Director, Director and professional level roles. Prior to joining Getty Images, Mr. Gandert held vice president and leadership roles at other companies in the e-commerce and media sectors, holding more than 25 years of industry experience overall.

Chris Hoel.

Mr. Hoel has served as Vice President, Finance and Chief Accounting Officer of Getty Images since April 2014.  Mr. Hoel is responsible for Getty Images’ Accounting, External Financial Reporting, and Finance Operations functions, and has 30 years of accounting and finance experience.  He joined Getty Images in 2009 as the Director, Finance, before being promoted to Senior. Director, Finance in 2011, and then Vice President, Finance in 2013 and to Vice President, Chief Accounting Officer in 2014.  Mr. Hoel previously held the role of Corporate Controller for Fisher Communications, Inc. from July 2005 to March 2009, and Controller/Associate Director of SEC Reporting for Xcyte Therapies from February 2001 to July 2005. Prior to his career with Xcyte Therapies, Mr. Hoel held progressively more responsible financial/accounting positions in both public accounting and private industry.

Mr. Hoel earned his bachelor’s degree in Accounting from Central Washington University and has been a Certified Public Accountant since 1995.

Kjelti Kellough.

Ms. Kellough has served as our General Counsel since 2019. In her role as General Counsel, Ms. Kellough leads our global Legal and Facilities functions and is responsible for overseeing its worldwide legal affairs, including corporate governance, compliance, governmental relations, litigation, intellectual property and corporate matters, and real estate and facilities matters. Prior to her role as our General Counsel, Ms. Kellough served as Vice President, Corporate Counsel from 2012 until 2019, overseeing corporate commercial legal matters for the Americas, as well as global legal support for our product and marketing functions. Ms. Kellough also held various Senior Director and Director roles with Getty Images. Ms. Kellough has more than 20 years of legal experience and prior to joining Getty Images in 2009, Ms. Kellough was a corporate finance partner at TingleMerrett LLP and an intellectual property and corporate associate at Blake, Cassels & Graydon LLP.

Jennifer Leyden.

Ms. Leyden has served as our Senior Vice President, Chief Financial Officer since January 2022. As Chief Financial Officer, Ms. Leyden is responsible for our Global Finance and Accounting, Financial Reporting and Analysis, Business Intelligence, Tax, Treasury, and Investor Relations functions. Ms. Leyden has more than 25 years of financial, accounting and leadership experience. She joined Getty Images in 2016 as the Senior Director, Enterprise Reporting and Analysis, before being promoted to Vice President, Financial Planning and Analysis in February 2019, Senior Vice President of Investor Relations and Finance in 2021 and to CFO in 2022. Before joining Getty Images, Ms. Leyden held the role of CFO for six years at Physique 57, a global fitness brand. In this role, she led Physique 57 through a period of rapid expansion and topline growth, driving scalable cost base efficiencies while navigating the business through a period of dynamic and explosive growth in the broader health and wellness industry. Ms. Leyden also spent 10 years at Sony Music Entertainment in several progressively impactful financial roles, ending her tenure there as the Senior Director of Finance for Columbia Records, one of the largest and most iconic record labels in the world. She launched her career by becoming licensed as a Certified Public Accountant and spent four years in public accounting.

Ken Mainardis.

Mr. Mainardis has served as our Senior Vice President, Global Content since 2019, where he oversees all of our content divisions across its editorial and creative spectrum. From sport, entertainment, news, and archival product lines, to managing our creative division, Mr. Mainardis has responsibility for overseeing the production and sourcing of photography, video, custom content solutions and associated services. Mr. Mainardis joined Getty Images in 2004 as Managing Editor, EMEA and a year later became Director of Editorial Photography with a focus on major editorial events until April of 2010. In April 2010, Mr. Mainardis took on the new role of Senior Director, Editorial Services and Events with a global brief responsible for editorial event operations and services. In 2013, he was appointed Vice President, Sports Imagery and Operations, before being promoted to Senior Vice President of Editorial in 2017. In 2019, Mr. Mainardis also assumed executive responsibility for our creative division. Mr. Mainardis began his career in 1995 as an assignments editor for the Reuters News Agency in their London bureau, before taking on the role of Global Sports Editor for Reuters Pictures in 2000. Mr. Mainardis is also a board member of the News Media Coalition, a not-for-profit trade organization protecting the news media’s access to events of public interest.

Peter Orlowsky.

Mr. Orlowsky has served as our Senior Vice President, Strategic Development since 2017. Mr. Orlowsky is responsible for evaluating and building key business strategies and partnerships, as well as for identifying and developing new business opportunities for Getty Images. In this role, Mr. Orlowsky drives global content licensing and distribution deals with leading technology, multimedia and service providers worldwide, as well as oversees our relationships with global partners. Mr. Orlowsky has been with Getty Images for over 20 years, serving several roles at various levels including Vice President and Senior Director, across Getty Images in business development and sales.

Andrew Saunders.

Mr. Saunders has served as our Senior Vice President, Creative Content since 2015 and has worked with Getty Images since 1991. In his role Mr. Saunders directs the creation of imagery and video used in award-winning advertising, design and editorial around the world. Working closely with photographers, filmmakers and art directors globally, Mr. Saunders plays a critical role in ensuring that we are continually evolving and provides fresh relevant content, which in turn engages and inspires communicators around the globe. His foresight into cultural and societal trends that shape visual communications drives our creative offering. Prior to his current role, Mr. Saunders held a number of positions within the creative department at Getty Images, including at the Vice President level. Mr. Saunders began his career at Tony Stone Images, which was acquired by Getty Images, following five years as a commercial photographer. Within Tony Stone Images, and subsequently Getty Images, he provided a major hand in leading the evolution of pre-shot imagery from the traditional stock photo editor approach into what has become the accepted norm — a global creative team of researchers and art directors that are closely aligned with the methods of an advertising agency. While he trained as a photographer, Mr. Saunders’ particular expertise lies in being able to apply the trends that he and his team see in advertising and in society, to the forging of the next generation of photography.

Michael Teaster.

As our senior vice president, Chief of Staff, since September 2022, Mr. Teaser supports our Global Leadership Team and our board of directors with company planning, priority management, and delivery. Mr. Teaser has 25 years of industry‑related experience and has served in several executive roles for Getty Images. Prior to his current role, Mr. Teaser served as Senior Vice President of Business Operations from 2017 to 2019, before which he also served as Senior Vice President of Global Sales from 2008 to 2017, among other executive roles. Previously, Mr. Teaser served as Vice President of Licensee Relations for The Image Bank, a company that was later acquired by Getty Images in 1999.

Lizanne Vaughan.

Ms. Vaughan has served as our Senior Vice President, Chief People Officer since 2019. In her role Ms. Vaughan oversees all aspects of our diverse global workforce. As Chief People Officer, Ms. Vaughan drives corporate culture and values, ensuring we have a world-class human resources strategy to support growth and success, further strengthening our competitive advantage through commitment to culture, diversity and inclusion and aligning human capital to company strategy. Her responsibilities also include directing and leading people-centric global initiatives and programs that align with our objectives, including staffing, diversity and inclusion initiatives, employee and leadership development, employee relations, compensation and benefits. Ms. Vaughan has worked with Getty Images for over 16 years, including as Vice President, Corporate Counsel from 2012 until 2019 overseeing global claims and litigation matters for the business, serving as employment and legal compliance counsel. Ms. Vaughan also served in various Senior Director and Director roles within the legal department. Prior to her time with Getty Images, Ms. Vaughan served as an Instructor at the University of Washington, as well as Seattle University, and as counsel at Oles Morrison Rinker & Baker LLP.

Non-Employee Directors

Mark Getty.

Mr. Getty has served as the Chair of our board of directors since he co-founded Getty Images in March 1995 and was Executive Chair of Getty Images through 2005. From 2005 to 2018, he was a non-executive director on our board of directors and in 2018 resumed the role of Chair on a resumption of control of Getty Images by the Getty Family Stockholders.

In the late 1980s, Mr. Getty began his professional career with Kidder Peabody in New York and then joined Hambros Bank Limited in London in 1991.

In his capacity as Trustee and Director of various Getty family entities, Mr. Getty oversees a diverse program of investments in all asset classes. In addition, he has been particularly involved in the family’s direct private equity investment activities, which have included: Wisden Crincinfo, a leading online publisher of cricket data; Hawk-Eye, a sports technology business that is a leader in ball tracking for officiating and broadcast enhancement in tennis, soccer and cricket; Hakluyt, a UK-based provider of commercial and strategic intelligence and research services to major corporate and financial institutions; 7digital, a leading B2B digital music platform in the UK; and &Beyond Group, a leading luxury adventure travel and lodging business in Africa.

Mr. Getty was a trustee of the National Gallery in London between 1999 and 2015, as well as its Chair between 2008 and 2015. He was appointed KBE in 2016 in recognition of his services to the Arts. In 2017, he became the Chair of Trustees of the British School in Rome.

We believe Mr. Getty is qualified to serve on our board of directors because of his historical familiarity with our business and his extensive experience in supporting the growth of our business.

James Quella.

Mr. Quella has served as a director of Getty Images since July 2022, and also serves as a member of the Audit Committee. Mr. Quella previously served as a Director of CCNB II from August 2020 through the Closing Date of July 2022, and as a director on our board of directors since the Closing Date. Mr. Quella currently serves as a director and has served on the Compensation and Audit Committees of Dun & Bradstreet Corporation since April 2019. Mr. Quella has previously served as chairman of the board of Michaels Companies, Inc. from March 2019 to April 2021, having previously served as Lead Independent Director since November 2018 and as a Director of Fidelity & Guaranty Life Insurance Company from 2017 to 2020. Mr. Quella retired as a Senior Managing Director, Senior Operating Partner and Head of the Portfolio Operations Group at Blackstone, an investment business on behalf of pension funds, large institutions and individuals, in the Private Equity Group in June 2013, having served in these roles since February 2003. Mr. Quella was Managing Director in Private Equity and Senior Operating Partner and Head of the Portfolio Operations Group at DLJ Merchant Banking from 2000 to 2003.  In the last 20 years, Mr. Quella has been a director of Advanstar, Allied Waste, Catalent Pharma Solutions, Inc., Columbia House, Celanese Corporation, Decrane Aerospace, DJO Global, Inc., Freescale Semiconductor, Inc., Graham Packaging Company, L.P., Houghton Mifflin Harcourt Company, Intelenet Global Services, Jostens, Lionbridge Technologies, Inc., The Nielsen Company, Vanguard Health Systems, Inc., and Von Hoffman. Mr. Quella received a B.A. in International Studies from The University of Wisconsin-Madison and an M.B.A. with Dean’s Honors from the University of Chicago Graduate School of Business.

We believe Mr. Quella’s qualifications to serve on our board of directors include his financial expertise, as well as his significant experience in working with companies transitioning from control by private equity sponsors.

Patrick Maxwell.

Mr. Maxwell has served as a member of our board of directors since October 2012. Mr. Maxwell has followed a career in private equity investment management since 1991, initially working with the UK-based investment bank, Hambros. Amongst other deals he was involved with, Mr. Maxwell led Hambros’ co-investment alongside the Getty family in the founding of Getty Images. Mr. Maxwell also spent four years living and working in South Africa establishing an investment banking business for Hambros in that region. In May 2004, Mr. Maxwell began working with Mark Getty and the Getty family office, Sutton Place. Mr. Maxwell’s primary focus has been to build family wealth via long term business-building investments in the content-based media sector, including Getty Images, the Wisden Cricinfo group, 7 Digital, Hawk-Eye Innovations and Hakluyt & Co. Mr. Maxwell has also been involved in the oversight of Getty family interests in Wormsley Estate (the Getty family’s home and multi-activity rural estate in the UK) and in &Beyond (a South African-based luxury adventure travel and lodging business).

In addition to his board position at Getty Images, Mr. Maxwell has served on the board of directors of Getty Capital Limited since June 2018, &Beyond since July 2007, Tara Getty Foundation since April 2009, Sutton Place Foundation since May 2010 and The Africa Foundation Trust since November 2014. Mr. Maxwell also served as a Partner of Sutton Place Managers LLP from May 2004 to May 2019. Mr. Maxwell was a Trustee of the Royal Ballet School from 2000 to 2011, a Trustee and Investment Committee Chairman of the Henry Smith Charity, £1 billion endowment-based grant-making charity, from 2011 to 2019 and a Director of the UK Tennis & Rackets Association from 2013 to 2018. Mr. Maxwell is a graduate of Oxford University and qualified as a Chartered Accountant with PWC in 1990.

We believe Mr. Maxwell is qualified to serve on our board of directors because of his significant investment and financial expertise, and his historical familiarity with our business and his extensive experience in the content-based media sector.

Chinh E. Chu.

Mr. Chu served as Chief Executive Officer and Director of CCNB from May 2020 through the Closing Date, and as a director on our board of directors since the Closing Date. Mr. Chu has over 30 years of investment and acquisition experience. Since August 2020, Mr. Chu has been the Chief Executive Officer and Director of CC Neuberger Principal Holdings III (“CCNB3”) (NYSE: PRPC), a blank check company co-founded by CC Capital Partners, LLC (“CC Capital”) and formed for substantially similar purposes as our company, which has not yet announced or completed its initial business combination. Mr. Chu also served as Chief Executive Officer and Director of CCNB1 (NYSE: PCPL) from August 2020 until the consummation of the business combination with E2open Holdings, LLC in February 2021 (NYSE: ETWO). Mr. Chu now serves as the chairman of the Board of E2open (NYSE: ETWO) since February 2021. Mr. Chu served as the Vice Chairman of Collier Creek Holdings (“Collier Creek”) (NYSE: CCH), a blank check company co-founded by him and formed for substantially similar purposes as CCNB. On August 28, 2020, Collier Creek consummated the acquisition of Utz Brands Holdings, LLC, the parent of Utz Quality Foods, LLC, a leading manufacturer of branded salty snacks, to form Utz Brands (NYSE: UTZ). In 2016, Mr. Chu co-founded CF Corporation for substantially similar purposes as CCNB. CF Corporation sold 69.0 million units in its IPO, generating gross proceeds of $690.0 million. On November 30, 2017, CF Corporation consummated the acquisition of Fidelity & Guaranty Life, a provider of annuities and life insurance products, for approximately $1.835 billion plus the assumption of $405 million of existing debt, and related transactions. In connection with the FGL business combination, the name of the company was changed from “CF Corporation” to “FGL Holdings” (NYSE: FG). Mr. Chu served as Co-Executive Chairman of FGL Holdings.

Mr. Chu is the founder and the Senior Managing Partner of CC Capital, a private investment firm which he founded in November 2015. As Senior Managing Director of CC Capital, Mr. Chu led the effort to take Dun & Bradstreet private in a $7.2 billion deal that closed in February 2019. Before founding CC Capital, Mr. Chu worked at Blackstone from 1990 to December 2015, where Mr. Chu led numerous investments across multiple sectors, including technology, financial services, chemicals, specialty pharma and healthcare products, and packaging. Mr. Chu was a Senior Managing Director at Blackstone from 2000 until his departure in December 2015, where he served, at various points, as a member of Blackstone’s Executive Committee, the Co-Chair of Blackstone’s Private Equity Executive Committee and as a member of Blackstone Capital Partners’ Investment Committee.

Before joining Blackstone in 1990, Mr. Chu worked at Salomon Brothers in the Mergers & Acquisitions Department. In addition to Mr. Chu’s role as Chairman of E2open, he has served on the boards of directors of Dun & Bradstreet (NYSE: DNB) since 2019 and E2open Holdings, LLC (NYSE: ETWO) and CCNB3 (NYSE:PRPC) since 2020. Mr. Chu previously served on the board of directors of AVINTIV from 2011 to 2012, BankUnited Inc. from 2009 to 2014, Kronos Incorporated from 2014 to 2015, Biomet, Inc. from July 2007 to September 2007 and from 2013 to 2015, Freescale Semiconductor, Ltd. from 2011 to 2015, HealthMarkets, Inc. from 2006 to 2016 and NCR Corporation (NYSE: NCR) from 2015 to 2021. Mr. Chu also previously served on the board of directors of Stearns Mortgage, Alliant Insurance Services, Inc., AlliedBarton Security Services, Celanese Corporation, DJO Global, Inc., Graham Packaging, the London International Financial Futures and Options Exchange, Nalco Company, Nycomed, Stiefel Laboratories and SunGard Data Systems, Inc. Mr. Chu received a B.S. in Finance from the University of Buffalo.

We believe Mr. Chu is qualified to serve on our Board because of his substantial experience in mergers and acquisitions, corporate finance and strategic business planning; his track record at CC Capital and Blackstone and in advising and managing multi-national companies; and his experience serving as a director for various public and private companies.

Brett Watson.

Mr. Watson has served as a member of our board of directors since February 2019. Mr. Watson has been the President of Koch Equity Development LLC since December of 2020. Before that, Mr. Watson was a Senior Managing Director of Koch Equity Development LLC.

In addition to his board position at Getty Images, Mr. Watson currently serves on the boards of directors of the parent companies of Infor, Hexagon AB, Transaction Network Services, and MI Windows and Doors.  He formerly served on the boards of directors of ADT Inc., Solera Holdings Inc., Globus, and the Flint Group.  Mr. Watson earned both his B.S. and M.B.A. degrees from Binghamton University.

We believe Mr. Watson is qualified to serve on our board of directors because of his broad financial experience and extensive knowledge of corporate governance.

Michael Harris.

Mr. Harris has served as a member of the our board of directors since February 2019. Since 2019, Mr. Harris has also served as a Managing Director of Koch Equity Development, where he has been employed since October 2013. Mr. Harris is responsible for the origination, evaluation and execution of acquisitions and investments for Koch Industries, Inc. In this capacity, he evaluates opportunities across industries with specific expertise in the software, technology, aerospace and defense, and industrial manufacturing sectors. Prior to joining Koch, Mr. Harris has worked for Bank of America Merrill Lynch advising clients on mergers and acquisitions, capital deployment and structured equity capital alternatives from 2011 to 2013. He has also previously worked at Orbital Sciences Corporation as a mechanical engineer in their Launch Systems group from 2005 to 2011.

In addition to his board position at Getty Images, Mr. Harris has served as a board observer of Infor since 2017. He formerly served on the board of Truck-Lite, a leading manufacturer of lighting solutions for commercial and off-road vehicles from December 2015 to December 2019. Mr. Harris holds his B.S. and M.S. degrees in Mechanical Engineering from Brigham Young University. He also holds a M.B.A degree from Columbia Business School.

We believe Mr. Harris is qualified to serve on our board of directors because of his broad experience in the finance, software and technology industries, as well as his product development experience.

Jonathan Klein.

Mr. Klein has served as a member of our board of directors since 1995. He currently serves as its Deputy Chairman and has served as a member of our audit committee since 2016. Mr. Klein led Getty Images as a Co-Founder and Chief Executive Officer for more than 20 years from 1995 to 2015. Mr. Klein is currently an Executive in Residence at General Catalyst, a venture capital firm focused on early stage and growth investments, where he has been since April 2018. Mr. Klein also serves on the boards of directors of Squarespace since July 2010, Etsy, Inc. since June 2011 and as chairman of the board of directors of Jumia Technologies AG since December 2018. He currently serves as a director of multiple private companies and non-profit organizations. Mr. Klein received an LL.M. from the University of Cambridge in 1992.

We believe that Mr. Klein is qualified to serve as a member of our board of directors because of his significant investment and financial expertise, his historical familiarity with our business, and his experience as a director of several publicly traded companies coupled with his knowledge of our industry.

Hilary Schneider.

Ms. Schneider has served as a member of our board of directors since 2020 and as Chief Executive Officer of the Shutterfly family of brands, a leading ecommerce and manufacturing platform for personalized products and custom design, since 2020. Ms. Schneider previously served as Chief Executive Officer of Wag!, the country’s largest on-demand mobile dog walking and dog care service, from 2018 to 2019. Prior to this role, Ms. Schneider served as President and CEO of LifeLock, the leader in identity theft protection, through its public listing and acquisition by Symantec, as well as serving in a series of executive positions at Yahoo! from 2006 to 2010 and in several senior leadership roles at Knight Ridder from 2002 to 2005.

In addition to her board position at Getty Images, Ms. Schneider also serves on the boards of Vail Resorts and Digital Ocean since 2010, and water.org since 2011. Ms. Schneider holds a B.A. in economics from Brown University and an M.B.A. from Harvard Business School.

We believe Ms. Schneider is qualified to serve on our board of directors because of her comprehensive experience in the content-based media sector and her extensive knowledge of high-growth companies.

Jeffrey Titterton.

Mr. Titterton has served as our director since November 2022, currently serves as the Chief Marketing Officer of Stripe, Inc., and served as the Chief Operating Officer of Zendesk Inc. from April 2021 until November 15, 2022. He previously served as Zendesk Inc.’s Chief Marketing Officer from October 2018 until April 2021 and its Senior Vice President, Marketing from May 2017 to October 2018. From January 2017 to May 2017, Mr. Titterton served as the Head of Global Campaign and Engagement Marketing for Adobe Inc., a software company, and as Head of Engagement Marketing, Creative Cloud, from August 2013 to January 2017. Prior to that, Mr. Titterton served as the Chief Marketing Officer for 99designs, a graphic design marketplace, from August 2011 to August 2013. Mr. Titterton holds a B.A. in English with a concentration in economics from Cornell University.

We believe Mr. Titterton is qualified to serve on our board of directors because of his comprehensive public company experience and his extensive knowledge of e-commerce.

Board Composition

Our business and affairs are organized under the direction of our board of directors. Our board of directors currently consists of ten members. The primary responsibilities of our board of directors is to provide oversight, strategic guidance, counseling and direction to our management. Our board of directors meets on a regular basis and additionally as required.

Our board of directors is divided into three classes, Class I, Class II and Class III, with members of each class serving staggered three-year terms. Currently, our board of directors is divided into the following classes:

●	Class I, which consists of Patrick Maxwell, James Quella and Jeffrey Titterton and whose term will expire at the first annual meeting of stockholders to be held in 2023;
●	Class II, which consists of Mark Getty, Brett Watson and Chinh Chu whose term will expire at the Company’s second annual meeting of stockholders to be held in 2024; and
●	Class III, which consists of Hilary Schneider, Michael Harris, Jonathan Klein and Craig Peters, whose terms will expire at the Company’s third annual meeting of stockholders to be held in 2025.

At each annual meeting of stockholders to be held after the initial classification, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election and until their successors are duly elected and qualified. This classification of our board of directors may have the effect of delaying or preventing changes in our control or management.

In connection with the execution of the Business Combination Agreement, the Sponsor, the equityholders of the Sponsor, certain equityholders of Legacy Getty and certain other parties thereto entered into the Stockholders Agreement with Getty Images, pursuant to which, among other things, the initial composition of Board consists of (i) three directors nominated by Getty Investments, (ii) two directors nominated by Koch Icon, (iii) one director nominated by CC Capital, (iv) the chief executive officer of Getty Images and (v) a number of independent directors sufficient to comply with the requisite independence requirements of the NYSE and the rules and regulations of the SEC. The number of nominees that each of Getty Investments, Koch Icon and CC Capital will be entitled to nominate pursuant to the Stockholders Agreement is subject to reduction based on the aggregate number of shares of Class A Common Stock held by such stockholders, as further described in the Stockholders Agreement attached as an exhibit to this Annual Report.

Director Independence

Our board of directors has determined that each of the directors on our board of directors, other than Craig Peters and Mark Getty, qualify as “independent directors,” as defined under the rules of the NYSE, and that our board of directors consists of a majority of “independent directors,” as defined under the rules of the SEC and the NYSE relating to director independence requirements. In addition, our board of directors is subject to the rules of the SEC and the NYSE relating to the membership, qualifications, and operations of the audit committee, as discussed below.

Role of Our Board of Directors in Risk Oversight/Risk Committee

One of the key functions of our board of directors is informed oversight of the Company’s risk management process. Our board of directors does not have a standing risk management committee, but rather administers this oversight function directly through our board of directors as a whole, as well as through various standing committees of our board of directors that address risks inherent in their respective areas of oversight. In particular, (i) our board of directors is responsible for monitoring and assessing major risks facing the Company, (ii) the audit committee of our board of directors oversees risks relating to financial matters, financial reporting and auditing, and (iii) the compensation committee of our board of directors oversees risks relating to the design and implementation of our compensation policies and procedures.

Board Committees

Our board of directors has three standing committees—an audit committee, a compensation committee, and a nominating and corporate governance committee. We may from time to time establish other committees. Copies of the charters for each committee are available on our website.

Audit Committee

Our audit committee consists of Hilary Schneider, Jonathan Klein and James Quella. Our board of directors has determined that each of the members of the audit committee satisfies the independence requirements of the NYSE corporate governance standards and Rule 10A-3 under the Exchange Act and is financially literate (as defined under the rules of the NYSE). In arriving at this determination, our board of directors has examined each audit committee member’s scope of experience, the nature of their prior and/or current employment and all other factors determined to be relevant under the rules and regulations of the NYSE and the SEC.

Hilary Schneider serves as the chair of the audit committee. Our board of directors has determined that Ms. Schneider qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the NYSE rules. In making this determination, our board of directors has considered formal education and previous professional experience in financial roles. Both our independent registered public accounting firm and management periodically meet privately with the audit committee members.

The functions of the audit committee include, among other things:

●	evaluating the performance, independence and qualifications of our independent auditors and determining whether to retain our existing independent auditors or engage new independent auditors;
●	reviewing our financial reporting processes and disclosure controls;
●	reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit services;
●	reviewing the quality and adequacy of our internal control policies and procedures, including the responsibilities, budget and staffing of our internal audit function;
●	reviewing with the independent auditors, and internal audit department, if applicable, the annual audit plan;
●	obtaining and reviewing at least annually a report by the Company’s independent auditors describing the independent auditors’ internal quality control procedures, issues raised by the most recent internal quality-control review and all relationships between the independent auditor and the Company, if any;
●	monitoring the rotation of the lead partner of our independent auditor on the our engagement team as required by law;
●	prior to engagement of any independent auditor, and at least annually thereafter, reviewing relationships that may reasonably be thought to bear on their independence, and assessing and otherwise taking the appropriate action to oversee the independence of our independent auditor;
●	reviewing our annual and quarterly financial statements and reports, including the disclosures contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and discussing the statements and reports with our independent auditors and management;
●	reviewing with our independent auditors and management significant issues in internal audit reports and responses by management;
●	reviewing with management and our auditors any earnings press releases and other public announcements related to financials;
●	establishing and overseeing procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters;
●	preparing the report that the SEC requires in our annual proxy statement;
●	reviewing and providing oversight of any related party transactions in accordance with our related party transaction policy and reviewing and monitoring compliance with legal, regulatory and ethical responsibilities;
●	reviewing our major financial risk exposures; and
●	reviewing and evaluating on an annual basis the performance of the audit committee and the audit committee charter.

The composition and function of the audit committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC rules and regulations. We will comply with future requirements to the extent they become applicable to the Company.

Compensation Committee

Our compensation committee consists of Brett Watson, Chinh Chu and Hilary Schneider. Our board of directors has determined that each of the members of the compensation committee is a non- employee director, as defined in Rule 16b-3 promulgated under the Exchange Act, and satisfies the independence requirements of the NYSE. Mr. Watson serves as the chair of the compensation committee. The functions of the compensation committee include, among other things:

●	reviewing and approving the corporate goals and objectives that pertain to the determination of executive compensation;
●	reviewing and approving the compensation and other terms of employment of the our executive officers;
●	making recommendations to our board of directors regarding the adoption or amendment of equity and cash incentive plans and approving amendments to such plans to the extent authorized by the board;
●	reviewing and making recommendations to our board of directors regarding the type and amount of compensation to be paid or awarded to our non-employee board members;
●	reviewing and establishing stock ownership guidelines for executive officers and non-employee board members;

●	reviewing and assessing the independence of compensation consultants, independent legal counsel and other advisors as required by Section 10C of the Exchange Act;
●	administering our equity incentive plans;
●	reviewing and approving the terms of any employment agreements, severance arrangements, transition or consulting agreements, retirement agreements and change-in-control agreements or provisions and any other material arrangements for our executive officers;
●	approving or recommending for approval the creation or revision of any clawback policy allowing the Company to recoup compensation paid to officers, directors and employees;
●	reviewing with management our disclosures under the caption “Compensation Discussion and Analysis” in our periodic reports or proxy statements to be filed with the SEC, to the extent such caption is included in any such report or proxy statement;
●	preparing an annual report on executive compensation that the SEC requires in our annual proxy statement; and
●	reviewing and evaluating on an annual basis the performance of the compensation committee and recommending such changes as deemed necessary to our board of directors.

The composition and function of the compensation committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and NYSE rules and regulations. We will comply with future requirements to the extent they become applicable to the Company.

Nominating and Corporate Governance Committee

The Company’s nominating and corporate governance committee consists of Michael Harris and Patrick Maxwell. Our board of directors has determined that each of the members of nominating and corporate governance committee satisfies the independence requirements of the NYSE and the SEC. Mr. Harris serves as the chair of the nominating and corporate governance committee.

The functions of the nominating and corporate governance committee include, among other things:

●	identifying, reviewing and making recommendations of candidates to serve on our board of directors;
●	evaluating the performance of our board of directors, committees of the board and individual directors and determining whether continued service on our board of directors is appropriate;
●	evaluating nominations by stockholders of candidates for election to our board of directors;
●	evaluating the current size, composition and governance of our board of directors and its committees and making recommendations to the board for approvals;
●	reviewing the leadership structure of our board of directors, including the separation of the Chair and Chief Executive Officer roles and/or appointment of a lead independent director of the board;
●	reviewing corporate governance policies and principles and recommending to our board of directors any changes to such policies and principles;
●	reviewing issues and developments related to corporate governance;
●	reviewing, approving, and monitoring directors’ compliance with our Code of Business Conduct and Ethics;
●	assisting the Company in fulfilling its corporate responsibility strategy; and
●	reviewing periodically the nominating and corporate governance committee charter, structure and membership requirements and recommending any proposed changes to our board of directors, including undertaking an annual review of its own performance.

The composition and function of the nominating and corporate governance committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and NYSE rules and regulations. We will comply with future requirements to the extent they become applicable.

Limitation on Liability and Indemnification of Directors and Officers

Our Amended and Restated Certificate of Incorporation limits the Company’s directors’ liability to the fullest extent permitted under the DGCL. The DGCL allows for directors of a corporation to not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability:

●	for any transaction from which the director derives an improper personal benefit;

●	for any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
●	for any unlawful payment of dividends or redemption of shares; or
●	for any breach of a director’s duty of loyalty to the corporation or its stockholders.

If the DGCL is amended to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of our directors will be eliminated or limited to the fullest extent permitted by the DGCL, as so amended. The DGCL and the our Amended and Restated Bylaws provide that the Company will, in certain situations, indemnify the Company’s directors and officers and may indemnify other employees and other agents, to the fullest extent permitted by law. Any indemnified person is also entitled, subject to certain limitations, to advancement, direct payment, or reimbursement of reasonable expenses (including attorneys’ fees and disbursements) in advance of the final disposition of the proceeding.

We maintain a directors’ and officers’ insurance policy pursuant to which our directors and officers are insured against liability for actions taken in their capacities as directors and officers. We believe these provisions in our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and the indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

Code of Business Conduct and Business Ethics for Employees, Executive Officers, and Directors

The Company has adopted a Code of Conduct and Business Ethics applicable to its directors, executive officers and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that complies with the rules and regulations of the NYSE. The Code of Conduct and Business Ethics codifies the business and ethical principles that govern all aspects of the Company’s business. A copy of the Code of Conduct and Business Ethics has been filed with the SEC and is provided on our website, gettyimages.com. The Company will disclose on its website all disclosures that are required by law or the NYSE listing standards concerning any amendments to or waivers of certain provisions of its Code of Conduct and Business Ethics. The information on any of our websites is deemed not to be incorporated in this Annual Report.

Item 11. Executive Compensation

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from the prior or planned programs summarized or referred to in this discussion. References in this section to our compensation committee refer to Legacy Getty’s compensation committee prior to the completion of the Business Combination and to our current compensation committee after the completion of the Business Combination.

The Company is an “emerging growth company,” as defined under the JOBS Act. As an emerging growth company, we have opted to comply with the executive compensation rules applicable to “smaller reporting companies,” as such term is defined under the Securities Act of 1933, as amended, which require compensation disclosure for our principal executive officer and our next two most highly compensated executive officers other than our principal executive officer as of the end of the last completed fiscal year (collectively, the “Named Executive Officers” or “NEOs”). Also, as an emerging growth company, we are not required to include, and have not included, a Compensation Discussion and Analysis (CD&A) and certain of the other compensation tables required by Item 402 of Regulation S-K. Further, as an emerging growth company, we are exempt from certain other requirements related to executive compensation, including the requirement to hold advisory votes on the executive pay of our NEOs, the requirement to disclose the CEO pay ratio and the requirement to disclose pay versus performance information.

The following executives were our Named Executive Officers as of December 31, 2022:

●	Craig Peters, Chief Executive Officer (“CEO”);
●	Nathaniel Gandert, Senior Vice President and Chief Technology Officer;
●	Gene Foca, Senior Vice President and Chief Marketing Officer; and
●	Milena Alberti-Perez, former Senior Vice President and Chief Financial Officer (until January 5, 2022).

Ms. Alberti-Perez has been included as an NEO in accordance with SEC rules because Ms. Alberti-Perez would have been one of the two most highly compensated executive officers as of the end of the last completed fiscal year but for the fact that she was not serving in such capacity as of December 31, 2022.

To achieve our compensation objectives, we historically have provided our executives with a compensation package consisting of the following elements:

Compensation Element	Compensation Purpose
Base Salary

Provide a fixed level of cash compensation to attract, retain and reward talented and skilled executive talent that is competitive for the talent specific to scope and impact of job responsibilities and our industry

Annual Cash Bonus (“Non-Sales Bonus Plan”)	Incentivize and reward our executives for annual contributions to our performance by tying to both Getty Images and individual performance metrics

Long-Term Incentive Compensation	Promote an ownership culture and the maximization of long-term stockholder value by aligning the interests of our executives and stockholders

2022 Summary Compensation Table

The following table provides information regarding the compensation earned by or paid to our NEOs with respect to the years indicated.

						Non-Equity
				Stock	Option	Incentive Plan	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Named Executive Officer	Year	($)(1)	($)(2)	($)	($)(3)	($)(4)	($)(5)(6)	($)
Craig Peters, Chief Executive Officer and Director	2022	975,294	—	—	—	476,085	24,934	1,476,313
	2021	946,833	—	—	—	1,422,144	23,015	2,391,992
Nathaniel Gandert, Senior Vice President and Chief Technology Officer	2022	519,401	—	—	—	125,000	16,596	660,997
	2021	504,275	—	—	—	378,707	15,984	898,966
Gene Foca, Senior Vice President and Chief Marketing Officer (7)	2022	502,174	10,000	—	—	125,000	22,322	659,496
Milena Alberti- Perez, former Senior Vice President and Chief Financial Officer	2022	134,712	—	—	—	—	813,672	948,384
	2021	429,808	50,000	—	2,741,400	—	8,844	3,230,052
(1)	Reflects base salary actually paid in 2022. See “— Base Salary” below for more information. The 2022 amount for Ms. Alberti-Perez includes base salary paid following her departure as our Chief Financial Officer on January 4, 2022 but prior to her termination of employment.
(2)	Mr. Foca’s bonus reflects a one-time go-public transaction related bonus paid on September 2, 2022 in the amount of $10,000. Ms. Alberti-Perez’ bonus reflects signing-bonus granted on January 20, 2021 in the amount of $50,000 and for which repayment was not triggered as a result of her departure.
(3)	On April 4, 2021, our compensation committee granted an option to purchase 1,800,000 Legacy Getty Common Shares to Ms. Alberti-Perez (the “Option”) in connection with her commencement of employment as Senior Vice President and Chief Financial Officer. Amounts represent the grant date fair value of the stock option granted to Ms. Alberti-Perez, as computed in accordance with FASB ASC Topic 718, excluding estimated forfeitures. See “Note 17 — Equity-Based Compensation” to our audited consolidated financial statements contained in this Annual Report for the assumptions used in computing this option’s grant date fair value. Ms. Alberti-Perez exercised the vested portion of the Option prior to completion of the Business Combination with all unvested Options cancelled at the date of termination of her employment.
(4)	Reflects non-equity incentive plan compensation for 2022 paid to each NEO pursuant to the Non-Sales Bonus Plan. See “—Non Sales Bonus Plan” below for more information.

(5)	2022 amounts include reportable income on our split-benefit life insurance policies ($4,083, $1,532, $2,497 and $328 for Mr. Peters, Mr. Gandert, Mr. Foca and Ms. Alberti-Perez, respectively) and a tax gross up for said income ($4,259, $493, $1,407 and $405 for Mr. Peters, Mr. Gandert, Mr. Foca and Ms. Alberti-Perez, respectively), gym membership allowance of $600 for Mr. Peters and Mr. Gandert, imputed income associated with executive supplemental life policies ($3,793, $1,771, $6,218 and $257 for Mr. Peters, Mr. Gandert, Mr. Foca and Ms. Alberti-Perez, respectively), employer matching contributions under our 401(k) plan ($12,200, $12,200, $12,200 and $5,389 for Mr. Peters, Mr. Gandert, Mr. Foca and Ms. Alberti-Perez, respectively) and severance payments in the amount of $813,672 for Ms. Alberti-Perez (including cash consideration in lieu of 2021 Non-Sales Bonus payout, as well as monthly severance payments and COBRA subsidy as per the terms of the executive employment agreement described under Potential Payments Upon Termination below) .
(6)	2021 amounts include reportable income on our split-benefit life insurance policies ($3,460, $921 and $1,311 for Mr. Peters, Ms. Alberti-Perez and Mr. Gandert, respectively), a tax gross-up for said income ($2,132, $677 and $422 for Mr. Peters, Ms. Alberti-Perez and Mr. Gandert, respectively), a $303 cash payment under the anniversary program for Mr. Peters in recognition of his 15 years of service, gym membership allowance of $600 for Mr. Peters and Mr. Gandert, imputed income associated with executive supplemental life policies ($4,920, $657 and $2,051 for Mr. Peters, Ms. Alberti-Perez and Mr. Gandert, respectively), and employer matching contributions under our 401(k) plan ($11,600, $6,588 and $11,600 for Mr. Peters, Ms. Alberti-Perez and Mr. Gandert, respectively).
(7)	Mr. Foca’s 2021 compensation is not included as he was not an NEO in 2021.

Narrative Disclosure to 2022 Summary Compensation Table

For 2022, the compensation program for our NEOs consisted of base salary and a cash bonus opportunity under the Non-Sales Bonus Plan. In addition, our NEOs were covered by company-sponsored executive life and disability benefits and were eligible to participate in any employee benefit programs generally available to all employees. Our compensation committee did not grant any equity awards to our NEOs in 2022.

Base Salary

Base salary is set at a level that reflects the remit, scope, and impact of the role and is commensurate with the NEO’s contributions, prior experience, and sustained performance. Initial base salaries of our executive officers are established through arm’s-length negotiation at the time the individual NEO is hired, taking into consideration any relevant factors as well as experience and competitive market data. Thereafter, our compensation committee has generally reviewed, and adjusted as necessary, base salaries for each of our NEOs, at a minimum annually and whenever there is a change in the scope of the NEO’s role. In setting base salary levels for 2022, our compensation committee considered a range of factors, including:

●	the individual’s anticipated responsibilities and experience;
●	the collective experience and knowledge in compensating similarly situated individuals at other companies informed by the Radford Global Technology and Radford Global Sales compensation surveys; and
●	the value of the NEO’s existing equity awards.

Annual Cash Bonus Plan “Non-Sales Bonus Plan”

We maintain an annual cash bonus plan for our non-sales employees, including our NEOs. Like our other non-sales employees, in 2022, our NEOs were eligible for a target bonus opportunity reflected as a percentage of their base salaries, as applicable. Typically, their target bonus payment is based on an individual performance component and a company performance component, each of which is equally weighted.

For 2022, a Non-Sales Bonus Plan was approved by our compensation committee on October 13, 2022. For purposes of the 2022 Non-Sales Bonus Plan, our compensation committee selected year on year currency neutral growth of an adjusted EBITDA measure (less capital expenditures and before Non-Sales Bonus payments) as the Company performance component. Further, the individual performance for each NEO was based solely on his or her performance as determined in the discretion of the CEO after taking into consideration the achievement of the objectives and key performance indicators for his or her role, an evaluation of his or her performance as measured against Getty Images’ Leadership Principles, and his or her contribution to the overall success of Getty Images. In the case of the CEO, his individual performance was evaluated by our board of directors.

Our compensation committee evaluated the Company’s performance against the company performance component and each individual NEO’s performance against his or her individual performance component following the end of the year and exercised its discretion to determine the amount to be paid based on the level of achievement of the company performance component and the amount to be paid based on our NEOs’ individual performance and approved the amount of each NEO’s annual bonus as set forth in the “Non-Equity Incentive Plan Compensation” column of the 2022 Summary Compensation Table above.

Long-Term Incentive Compensation

To date, all of our NEO equity compensation has been delivered in the form of options to purchase shares of our Class A Common Stock, but no equity awards were issued to our NEOs in 2022. Please see the “Outstanding Equity Awards at 2022 Fiscal Year-End” table and “Potential Payments Upon Termination or Change in Control” below for a description of the vesting, termination and change in control treatment of the awards granted to date.

Equity Compensation

Although no equity awards were granted to our NEOs in 2022, our board of directors has adopted, and our stockholders approved, the 2022 Plan, the Getty Images Holdings, Inc. 2022 Earn Out Plan (the “Earn Out Plan”) and the Getty Images Holdings, Inc. 2022 Employee Stock Purchase Plan (the “ESPP” and together with the Earnout Plan and the 2022 Plan, the “Equity Incentive Plans”). The purpose of the Equity Incentive Plans is to align the interests of eligible participants with our stockholders by providing incentive equity compensation tied to the Company’s performance. The intent of the Equity Incentive Plans is to advance the Company’s interests and increase stockholder value by attracting, retaining and motivating key personnel.

The 2012 Equity Incentive Plan of the Partnership and the Legal Getty 2012 Plan (the “2012 Equity Plans”) were adopted on October 18, 2012, as amended from time to time (including most recently on September 1, 2021). Although the 2012 Equity Plans were terminated in connection with the Business Combination, it will continue to govern the terms and conditions of any outstanding awards previously granted thereunder.

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters— Securities Authorized for Issuance Under Equity Compensation Plans.”

Section 401(k) Plan

We sponsor a tax-qualified Section 401(k) profit-sharing plan (the “401(k) Plan”) for all employees, including our NEOs. Our full-time employees are eligible to participate in the 401(k) Plan and may contribute up to a specified percentage of their base salary to the 401(k) Plan. We make safe harbor matching contributions to the 401(k) Plan on behalf of employees who are eligible to participate in the 401(k) Plan. We match 4% of a participant’s salary deferrals. The total matching contribution does not exceed the match allocated based on IRS annual compensation limits.

Pension Benefits

None of our NEOs participated in any defined benefit pension plans in 2022.

Nonqualified Deferred Compensation

None of our NEOs participated in any non-qualified deferred compensation plans, supplemental executive retirement plans, or any other unfunded retirement arrangements in 2022.

Other Benefits and Perquisites

We offer benefits to our NEOs on the same basis as provided to all of our employees, including health, dental and vision insurance; life insurance (supplemental life insurance at the executive level is paid by the Company); accidental death and dismemberment insurance; short-and long-term disability insurance; a health savings account and flexible spending accounts. Additionally, some executives, including our NEOs, may receive gym reimbursement and transit subsidies, and are eligible for our split-benefit life insurance policies and executive disability insurance.

Employment Agreements

We have entered into employment agreements with each of our NEOs that generally set forth the terms and conditions of employment, including base salary, target bonus opportunities, the opportunity to participate in our equity incentive plans and standard employee benefit plan participation. In addition, the NEO employment agreements also contain provisions for certain payments and benefits in connection with certain terminations of employment, including a termination of employment in connection with a change in control of Getty Images as described further in “Potential Payments upon Termination or Change in Control” below.

Mr. Peters

We entered into an amended and restated employment agreement with Mr. Peters as of July 1, 2015, providing that commencing on December 31, 2017, and on each annual anniversary thereafter, the employment term would be automatically extended for a one-year term unless we or Mr. Peters provide three months’ notice not to renew the employment agreement term. Subsequently, the employment agreement was amended on January 27, 2017 (to adjust the annual bonus percentage), on November 3, 2017 (to extend its term until December 31, 2020, subject to automatic one-year extensions unless either party provided three months’ notice of non-renewal), and on January 1, 2019 (to elevate Mr. Peters to the position of Chief Executive Officer, adjust his base salary, and to extend its term until December 31, 2021, subject to automatic one-year renewals unless either party provides three months’ notice of non- renewal). On April 1, 2020 we amended Mr. Peters’ employment agreement to reduce his base salary in response to the COVID-19 pandemic and make other corresponding adjustments, and on October 1, 2020 we further amended his employment agreement to restore his base salary to its pre-COVID-19 pandemic level and make other corresponding adjustments.

Additionally, his employment agreement sets forth his duties as well as his annual base salary (currently $983,650 and subject to annual review by our board of directors), a target annual bonus award in an amount equal to a percentage of his annual base salary (currently 75%), the opportunity to participate in our equity incentive plan, and participation in our employee benefit plans on a no less favorable basis as those benefits are generally made available to the other senior executives of Getty Images. The employment agreement also contains certain restrictive covenants involving non-solicitation, non-competition, confidentiality of information, and the treatment and ownership of intellectual property arising during his employment with Getty Images. Further, the employment agreement provides for the rights and responsibilities of the parties in the event of certain terminations of Mr. Peters’ employment, as further described in “Potential Payments upon Termination or Change in Control” below.

Mr. Gandert

We entered into an employment agreement with Mr. Gandert as of June 1, 2016, providing that commencing on December 31, 2019, and on each annual anniversary thereafter, the employment term would be automatically extended for a one-year term unless we or Mr. Gandert provide three months’ notice not to renew the employment agreement term. On April 1, 2020, we amended Mr. Gandert’s employment agreement to reduce his base salary in response to the COVID-19 pandemic and make other corresponding adjustments, and on October 1, 2020, we further amended his employment agreement to restore his base salary to its pre-COVID-19 pandemic level and make other corresponding adjustments.

The employment agreement sets forth Mr. Gandert’s position as Chief Technology Officer and duties as well as his annual base salary (currently $523,850 and subject to annual review by our board of directors), a target annual bonus award in an amount equal to a percentage of Mr. Gandert’s annual base salary (currently 50%), the opportunity to participate in our equity incentive plans and participation in our employee benefit plans that are no less favorable than those generally made available to other senior executives of Getty Images. The employment agreement also contains certain restrictive covenants involving non-solicitation, non-competition, confidentiality of information, and the treatment and ownership of intellectual property arising during his employment with Getty Images. Further, the employment agreement provides for the rights and responsibilities of the parties in the event of certain terminations of Mr. Gandert’s employment, as further described in “Potential Payments upon Termination or Change in Control” below.

Mr. Foca

We entered into an employment agreement with Mr. Foca as of January 3, 2017, providing that commencing on December 31, 2019, and on each annual anniversary thereafter, the employment term would be automatically extended for a one-year term unless we or Mr. Foca provide three months’ written notice not to renew the employment agreement term. On April 1, 2020, we amended Mr. Foca’s employment agreement to reduce his base salary in response to the COVID-19 pandemic and make other corresponding adjustments, and on October 1, 2020, we further amended his employment agreement to restore his base salary to its pre-COVID-19 pandemic level and make other corresponding adjustments.

The employment agreement sets forth Mr. Foca’s position as Senior Vice President, Chief Marketing Officer and duties as well as his annual base salary (currently $477,405 and subject to annual review by our board of directors), a target annual bonus award in an amount equal to a percentage of Mr. Foca’s annual base salary (currently 50%), the opportunity to participate in our equity incentive plans and participation in our employee benefit plans that are no less favorable than those generally made available to other senior executives of Getty Images. The employment agreement also contains certain restrictive covenants involving confidentiality of information, and the treatment and ownership of intellectual property arising during his employment with Getty Images. Further, the employment agreement provides for the rights and responsibilities of the parties in the event of certain terminations of Mr. Foca’s employment, as further described in “Potential Payments upon Termination or Change in Control” below.

Ms. Alberti-Perez

We entered into an employment agreement with Ms. Alberti-Perez to serve as our Chief Financial Officer as of December 9, 2020, which agreement was amended on December 30, 2020 and was set to expire on December 31, 2024, with automatic one-year renewals thereafter, unless we or Ms. Alberti-Perez provided three months’ notice not to renew the employment agreement term.

The employment agreement set forth Ms. Alberti-Perez’ duties as well as her initial annual base salary of $450,000 (subject to annual review by our board of directors but which could not be decreased below its then current level), a target annual bonus award in an amount equal to 50% of her annual base salary (based upon the achievement of the performance goals established by our compensation committee), a cash sign-on bonus in the amount of $50,000 (subject to repayment if her employment was terminated prior to the first anniversary of her initial employment date), the opportunity to participate in our equity incentive plans, the grant of her Option, and participation in our employee benefit plans that were no less favorable than those generally made available to other senior executives of Getty Images.

The employment agreement also contained certain restrictive covenants involving non-solicitation, non-competition, confidentiality of information, and the treatment and ownership of intellectual property arising during her employment with Getty Images.

On January 5, 2022, we announced that effective January 4, 2022, Ms. Alberti-Perez departed the role of Chief Financial Officer. We also announced that effective January 4, 2022, Jennifer Leyden was appointed as our Chief Financial Officer.

Potential Payments Upon Termination or Change in Control

Each of the NEO’s employment agreements provides for severance payments and benefits upon certain terminations of employment with Getty Images and its affiliates, as described further below. Each NEO’s rights with respect to his or her equity participation in Getty Images or its affiliates is governed by the applicable equity documents (as defined in the respective employment agreement) and the NEO’s rights with respect to employee benefits will be governed by the documents governing such employee benefits.

As provided in the applicable employment agreement, upon the termination of an NEO’s employment term and his or her employment by us for “cause” or due to his or her resignation without “good reason” (as each such term is defined in his or her respective employment agreement), the NEO will be entitled to receive his or her base salary through the date of termination, any annual bonus earned, but unpaid, as of the termination date for the immediately preceding fiscal year, reimbursement for any unreimbursed business expenses that have been properly incurred by him or her prior to the termination date and that are or have been submitted in accordance with the applicable Getty Images policy, and such employees benefits (as defined in his or her employment agreement), if any, that the NEO may be entitled under our employee benefit plans, which will not include payment for any unused vacation or paid time off, as applicable, unless required by applicable law (all of the amounts described in this sentence are referred to the “Accrued Rights”).

Upon the termination of an NEO’s employment term and his or her employment due to the NEO’s “death” or “disability” (as each such term is defined in his or her respective employment agreement), the NEO will be entitled to receive the Accrued Rights and his or her estate will benefit from a term life insurance policy provided by Getty Images and intended to provide a payment of a death benefit equal to the “base severance” (as defined below).

In the event that an NEO’s employment term and his or her employment is terminated by Getty Images without “cause” or by the NEO for “good reason” (as each such term is defined in his or her respective employment agreement), the NEO will be entitled to receive, in addition to the Accrued Rights, and subject to his or her execution and non-revocation of a release of claims in a form acceptable to

Getty Images as provided in his or her employment agreement and continued compliance with the following restrictive covenants set forth in his or her employment agreement:

●	payments totaling in the aggregate (i) the sum of (x) 150% (200% in the case of Mr. Peters) of the NEO’s base salary and (y) 150% (200% in the case of Mr. Peters) of the NEO’s target annual bonus in respect of the fiscal year that the termination date occurs or (ii), in the case of Mr. Peters, his base salary and target annual bonus for the period from the termination date through the last day of the employment term, if greater than such amount in (i), in each case, payable over a 18-month (24- month in the case of Mr. Peters) period (such amounts, the “base severance”); and
●	continued coverage under our group health and welfare plans for a period until the later of 18 months (24 months in the case of Mr. Peters) following the termination date on the same basis (including payment of monthly premiums) as provided by us to senior-level executives (or, a monthly payment in an amount equal to our cost of providing such benefit if this benefit would trigger adverse tax consequences), which will be discontinued if the NEO becomes eligible for similar benefits from a successor employer (the “Continued Health Benefits”).

In the event that an NEO elects not to extend the employment term of his or her employment agreement, unless terminated earlier, he or she will be entitled to receive the Accrued Rights. In the event we elect not to extend the employment term of an NEO’s employment agreement, unless terminated earlier, he or she will be entitled to receive the Accrued Rights and, subject to the NEO’s execution and non-revocation of a release of claims in a form acceptable to us as provided in the employment agreement, the Continued Health Benefits and equal payments totaling in the aggregate the base severance payable over an 18-month (24-month in the case of Mr. Peters) period.

Outstanding Equity Awards at 2022 Fiscal Year-End Table

The following table presents information regarding outstanding equity awards held by our NEOs as of December 31, 2022:

		Number of	Number of
		securities	securities
		underlying	underlying	Option
		unexercised	unexercised	exercise	Option
	Grant	options (#)	options (#)	price	expiration
Named Executive Officer	Date	(Exercisable) (1)	(Unexercisable)	($)	date
Craig Peters,
Chief Executive Officer	2/26/2017	71,869	—	$3.13	2/25/2027
	2/26/2017	127,420	—	$3.13	2/25/2027
	2/26/2017	172,264	—	$3.13	2/25/2027
	3/1/2017	1,565,691	—	$3.13	2/28/2027
	4/10/2019	1,975,927	282,276	$2.74	4/9/2029
	4/10/2019	939,415	—	$2.74	4/9/2029
Nathaniel Gandert,
Senior Vice President and Chief Technology Officer	2/26/2017	13,996	—	$3.13	2/25/2027
	2/26/2017	29,535	—	$3.13	2/25/2027
	2/26/2017	39,938	—	$3.13	2/25/2027
	3/1/2017	488,216	—	$3.13	2/28/2027
	4/10/2019	862,852	123,265	$2.74	4/9/2029
	4/10/2019	292,930	—	$2.74	4/9/2029
Mr. Gene Foca,
Senior Vice President and Chief Marketing Officer	03/01/2017	639,523	—	$3.13	2/28/2027
	04/10/2019	1,119,166	159,881	$2.74	4/9/2029
(1)

The option awards vests over four years, with 25% of the total number of shares vesting on the first anniversary of the vesting commencement date and the remaining 75% vesting in equal quarterly installments thereafter. In addition, the stock option will fully vest and become fully exercisable upon a Change in Control (as defined in the option agreement) of Getty Images subject to the understanding that the Business Combination did not constitute a change in control for purposes of the option agreement.

Director Compensation

During 2022, four of our non-employee directors, Messrs. Klein, Quella, and Titterton, and Ms. Schneider, received compensation for serving as members of our board of directors. Mr. Klein received $122,329, which represents an annual cash board retainer for the period of his service on our board of directors and a committee member retainer for his service on the Audit Committee post-July 22, 2022. Mr. Quella was appointed to our board of directors on July 22, 2022, and received $22,329, representing a pro-rated annual retainer for the period of his service on our board of directors and a committee member retainer for his service on the Audit Committee. Mr. Titterton was appointed to our board of directors on October 18, 2022 and received $8,219, representing a pro-rated annual retainer for the period of his service on our board of directors. Ms. Schneider received $80,144 in cash, which represents an annual cash board retainer for the period of her service on our board of directors, and pro-rated Chairperson and committee member retainers for her service on the Audit and Compensation committees, respectively. Following their appointment to our board of directors, Messrs. Quella and Titteron also received a grant of Restricted Stock Units (granted on December 7, 2022). Mr. Peters, our Chief Executive Officer, who is an employee-director, received no compensation for serving as a member of our board of directors.

The following table sets forth information regarding the compensation earned by or paid to the non- employee members of our board of directors during the year ended December 31, 2022:

	Total Fees
	earned or	Stock	All Other
	paid in cash	Awards	Compensation	Total
Name	($)	($)	($)	($)
Chinh Chu	—	—	—	—
Mark Getty	—	—	—	—
Michael Harris	—	—	—	—
Jonathan Klein	122,329	—	—	122,329
Patrick Maxwell	—	—	—	—
James Quella	22,329	390,000	—	412,329
Hilary Schneider	80,144	—	—	80,144
Jeff Titterton	8,219	390,000	—	398,219
Brett Watson	—	—	—	—

Non-Employee Director Compensation Program

In 2022, four of our non-employee directors received compensation (cash retainers, equity awards, fees or other compensation) for service on our board of directors, as well as the boards of directors of predecessor entities. Our board of directors expects to review director compensation periodically to ensure that director compensation remains competitive such that we are able to recruit and retain qualified directors.

On February 27, 2023, our board of directors adopted our Non-Employee Directors Annual Compensation Program designed to align compensation with business objectives and the creation of stockholder value, while enabling Getty Images to attract, retain, incentivize and reward directors who contribute to the long-term success of the Company. Pursuant to this policy, each member of our board of directors who is not our employee nor Mark Getty, Patrick Maxwell, Brett Watson, or Michael Harris, is eligible to receive the following compensation for his or her service as a member of our board of directors:

●	Cash Fees. Commencing on July 22, 2022, an annual cash retainer of $40,000 per year. The chairs of the Audit committee, Compensation committee, and Nominating and Corporate Governance committee receive cash retainers in the amount of $20,000, $15,000, and $10,000, respectively, for his or her respective committee service as a chair. Members of the Audit committee, Compensation committee, and Nominating and Corporate Governance committee receive cash retiners in the amount of $10,000, $7,500, and $5,000 respectively. All cash fees shall be pro-rated for the director’s time served on the board of directors; and
●	Equity. Eligible directors will receive a grant of RSUs equal to the grant value of $390,000 at the time of grant, with a four-year vesting period, subject to the director’s continued service on our board of directors. Directors with existing options were not issued a new grant at the time of the approval of the program.

Our policy is to reimburse our non-employee directors for reasonable out of pocket expenses incurred that are integrally related to service as a member of our board of directors, including travel and lodging expenses related to attendance at meetings or performing other services in their capacities as directors.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 1, 2023, the number of shares of our Class A Common Stock beneficially owned by each director, NEO, all directors and executive officers as a group, and each person or entity we know to be the beneficial owner of more than 5% of our Class A Common Stock.

In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities and includes the shares of Class A Common Stock issuable pursuant to options and warrants that are exercisable or settled within 60 days of the date of this table. Shares of Class A Common Stock issuable pursuant to options and warrants are deemed outstanding for computing the percentage of the class beneficially owned by the person holding such securities but are not deemed outstanding for computing the percentage of the class beneficially owned by any other person. Except as otherwise indicated, all share ownership is as of March 1, 2023 and the percentage of beneficial ownership is based on 395,267,686 shares of Class A Common Stock outstanding. Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of Class A Common Stock beneficially owned by them. To our knowledge, no shares of Class A Common Stock beneficially owned by any executive officer or director have been pledged as security.

The business address of each beneficial owner is c/o Getty Images Holdings, Inc., 605 5th Ave. S. Suite 400, Seattle, WA 98104, unless otherwise indicated below.

	Number of
	Shares of Class
	A Common
Name of Beneficial Owners	Stock	Percentage
Directors and Executive Officers
Mark Getty(1)	13,347,502	3.4%
Patrick Maxwell	—	—%
Hilary Schneider(2)	173,204	* %
Craig Peters(3)	5,155,992	1.3%
Brett Watson	—	—%
Chinh E. Chu(4)	5,777,998	1.5%
Michael Harris	—	—%
Jonathan Klein(5)	4,548,102	1.2%
James Quella(6)	40,000	* %
Jeffrey Titterton	—	—%
Gene Foca(7)	1,918,570	* %
Nate Gandert(8)	1,850,732	* %
All directors and executive officers as a group (22 total)	39,372,844	10.0%
Five Percent Holders of the Company
The Getty Family Stockholders(9)	191,374,006	48.4%
Koch Icon Investments, LLC(10)	80,499,253	20.4%
NBOKS(11)	78,847,968	19.9%
CC Neuberger Principal Holdings II Sponsor LLC(12)	25,580,000	6.5%
* Less than 1%

1)	Interests shown consist of (i) 7,794,004 shares of Class A Common Stock held by Mark Getty and (ii) (a) 5,089,413 shares of Class A Common Stock to be held by The October 1993 Trust and (b) 464,085 shares of Class A Common Stock held by The Options Settlement, which shares Mr. Getty may be deemed to beneficially own by virtue of his indirect ownership in such entities. This number does not include 178,026,504 shares of Class A Common Stock held by Getty Investments. Mr. Getty is one of three directors of Getty Investments (the other two directors being Pierre du Preez and Jan Moehl) and therefore he may be deemed to share voting and investment power over the shares held by Getty Investments.
2)	Interests shown consist of 173,204 shares of Class A Common Stock issuable upon exercise of vested options.

3)	Interests shown consist of (i) 21,130 shares of Class A Common Stock held directly by Mr. Peters and (ii) 5,134,862 shares of Class A Common Stock issuable upon exercise of vested options.
4)	Interests shown consist of 5,777,998 shares of Class A Common Stock held by CC Capital SP, LP. CC Capital SP, LP is controlled by Chinh Chu. As such, Mr. Chu is deemed to be the beneficial owner of the shares held by CC Capital SP, LP. Interests do not include any shares indirectly owned by Mr. Chu as a result of his partnership interest in CC Neuberger Principal Holdings II Sponsor LLC or its affiliates.
5)	Interests shown consist of (i) (a) 3,673,608 shares of Class A Common Stock held directly by Mr. Klein and (b) 516,463 shares of Class A Common Stock held by Aston Aladmax LLC, which Mr. Klein may be deemed to beneficially own, and (ii) 358,031 shares of Class A Common Stock issuable upon exercise of vested options.
6)	Interest shown consist of 40,000 shares of Class A Common Stock.
7)	Interest shown consists of 1,918,570 shares of Class A Common Stock issuable upon exercise of vested options.
8)	Interest shown consists of 1,850,732 shares of Class A Common Stock issuable upon exercise of vested options.
9)	Interests shown consist of (i) 178,026,504 shares of Class A Common Stock held by Getty Investments, (ii) 5,089,413 shares of Class A Common Stock held by The October 1993 Trust, (iii) 464,085 shares of Class A Common Stock held by The Options Settlement, and (iv) 7,794,004 shares of Class A Common Stock held by Mark Getty. The Cheyne Walk Trust is the sole owner of Cheyne Walk Master Fund 2 LP, which is the majority owner of Getty Investments, and the Cheyne Walk Trust may be deemed to have indirect beneficial ownership of Getty Investments’ 178,026,504 shares of Class A Common Stock. According to a Schedule 13D filed with the SEC on September 6, 2022, the business address of Getty Investments, the Cheyne Walk Trust and Cheyne Walk Master Fund 2 LP is 5390 Kietzke Lane, Suite 202, Reno, Nevada 89511.
10)	Interests shown consist of 80,499,253 shares of Class A Common Stock held by Wood River Capital, LLC as the nominee of Koch Icon Investments, LLC (“Koch Icon”). According to a Schedule 13D filed with the SEC on September 6, 2022, Koch Icon is a subsidiary of Koch Equity Development LLC (“Koch Equity”), Koch Equity is a subsidiary of Koch Investments Group, LLC (“KIG”), KIG is a subsidiary of Koch Investments Group Holdings, LLC (“KIGH”), and KIGH is a subsidiary of Koch Industries, Inc. (“Koch Industries”). The business address of Koch Icon, Koch Equity, KIG, KIGH and Koch Industries is c/o Koch Industries, Inc., 4111 East 37th Street North, Wichita, Kansas 67220.
11)	According to a Schedule 13D/A filed with the SEC on September 20, 2023 and a Form 4 filed with the SEC on February 9, 2023:

Interests shown consist of 64,523,168 shares of Class A Common Stock held directly by Neuberger Berman Opportunistic Capital Solutions Master Fund LP (“NBOKS”) and 14,324,800 shares of Class A Common Stock directly held by CC Neuberger Principal Holdings II Sponsor LLC. Neuberger Berman Investment Advisers LLC (“NBIA”) serves as investment adviser to NBOKS and, in such capacity, exercises voting or investment power over the shares held directly by NBOKS. Neuberger Berman Investment Advisers LLC (“NBIA”). Neuberger Berman Investment Advisers Holdings LLC (“NBIA Holdings”) is the holding company of NBIA and a subsidiary of Neuberger Berman Group LLC (“NB Group”). CC Neuberger Principal Holdings II Sponsor LLC is owned by two entities: CC NB Sponsor 2 Holdings LLC and NBOKS. The business address of NBOKS, NB Group, NBIA Holdings and NBIA is 290 Avenue of Americas, New York, New York 10104.

12)	According to a Schedule 13G filed with the SEC on February 14, 2023:

Interest shown consist of 25,580,000 shares of Class A Common Stock held by CC Neuberger Principal Holdings II Sponsor LLC. This amount includes the 14,324,800 shares of Class A Common Stock beneficially owned by NBOKS, NB Group, NBIA Holdings and NBIA. See footnote 12 above. The business address of CC Neuberger Principal Holdings II Sponsor LLC is 200 Park Avenue, 58th Floor, New York, New York 10166.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides information about our shares of Class A Common Stock that may be issued upon the exercise of options and Restricted Stock Units under all of our existing equity compensation plans as of December 31, 2022.

Number of
	Number of				securities remaining
	securities to be				available for future
	issued upon exercise		Weighted-average		issuance under equity
	of outstanding		exercise price of		compensation plans
	options, warrants		outstanding options,		(excluding securities
	and rights		warrants and rights		reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders:
2022 Equity Incentive Plan	34,302,400	(1)	$3.08	(2)	16,744,429
2022 Employee Share Purchase Plan	—		—		5,000,000
2022 Earn Out Plan	—		—		6,000,000
Equity compensation plans not approved by security holders(3)	N/A		N/A		N/A
Total

1.	Represents shares subject to outstanding awards granted, of which (i) 4,367,413 shares of Class A Common Stock are subject to outstanding RSUs and (ii) 29,934,987 shares of Class A Common Stock are subject to outstanding options.
2.	The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of restricted shares or RSUs, which have no exercise price.
3.	As of December 31, 2022, there were no equity compensation plans not approved by shareholders under which equity securities of the Company were authorized for issuance.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Business Combination Agreement

As described elsewhere in this Annual Report, Legacy Getty, the Partnership, CCNB, the Company (then Vector Holding, LLC), Domestication Merger Sub, G Merger Sub 1, and G Merger Sub 2 entered into the Business Combination Agreement on December 9, 2021, pursuant to which (i) on the Closing Date the Company (then Vector Holding, LLC) was statutorily converted from a Delaware limited liability company to a Delaware corporation and at 12:01 a.m. on the Closing Date, CCNB was merged with and into Domestication Merger Sub, with Domestication Merger Sub surviving the merger as a wholly-owned direct subsidiary of the Company, (ii) on the Closing Date following the Domestication Merger, G Merger Sub 1 was merged with and into Legacy Getty, with Legacy Getty surviving the merger as an indirect wholly- owned subsidiary of the Company and (iii) immediately after the First Getty Merger, Legacy Getty was merged with and into G Merger Sub 2 with G Merger Sub 2 surviving the merger as an indirect wholly- owned subsidiary of the Company. See also “Note 3—Business Combination” in our consolidated financial statements included elsewhere in this Annual Report for more information.

Earn Out Shares

Pursuant to the Business Combination Agreement, certain eligible former Legacy Getty equity holders had the contingent right (an “earnout”) to receive, for no additional consideration, a pro rata amount of shares of Class A Common Stock, if at any time during the 10 year period following July 22, 2022, the volume weighted average price of the Class A Common Stock was greater than or equal to, for any 20 trading days within any 30 consecutive trading day period: $12.50 for the first earnout (the “First Price Triggering Event”); $15.00 for the second earnout (the “Second Price Triggering Event”); and $17.50 for the third earnout (the “Third Price Triggering Event” and together with the First Price Triggering Event and the Second Price Triggering Event, the “Triggering Events”).

The First Price Triggering Event occurred on August 24, 2022, and each of the Second Price Triggering Event and the Third Price Triggering Event occurred on August 25, 2022. In connection with the Triggering Events, the Company issued an aggregate 58,999,956 shares of Class A common stock (the “Earn-Out Shares”) to eligible former Legacy Getty equity holders.

In addition, each of the B-1 Vesting Event and the B-2 Vesting Event (as defined in the Company’s Amended and Restated Certificate of Incorporation) occurred on August 24, 2022 and August 25, 2022, respectively, which resulted in the cashless conversion of an aggregate 5,140,000 shares of the Company’s Class B common stock, par value $0.0001 per share, into an aggregate 5,140,000 shares of Class A Common Stock. The holders of the Sponsor Earn-Out Shares previously agreed to be subject to a twelve-month lock-up in respect of the Sponsor Earn-Out Shares, and they may not sell or transfer (subject to customary exceptions) the Sponsor Earn-Out Shares until the expiration of the lock-up period on July 23, 2023.

Preferred Stockholders Agreement

On February 19, 2019, Koch Icon, the Partnership, and certain other parties entered into a stockholders agreement (the “Preferred Stockholders Agreement”) with Legacy Getty that provided for, among other things, certain voting rights, information rights, board nomination rights and drag-along rights. The Preferred Stockholders Agreement was terminated in connection with the Business Combination.

Employee Stockholders Agreement

On February 19, 2019, Legacy Getty, the Partnership, Getty Investments, Mark Getty and other parties entered into an amended and restated stockholders agreement (the “Employee Stockholders Agreement”) that provided for, among other things, certain share transfer restrictions, tag-along rights and drag-along rights. The Employee Stockholders Agreement terminated in connection with the Business Combination.

Stockholders Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, the Company, the Getty Family Stockholders, Koch Icon, the Sponsor, CC NB Sponsor 2 Holdings LLC, NBOKS and certain other parties thereto entered into the Stockholders Agreement relating to, among other things, the composition of our board of directors following the Closing, certain voting provisions and lock-up restrictions. Pursuant to the Stockholders Agreement, (i) the Sponsor, Joel Alsfine, James Quella and Jonathan Gear (together with their respective successors and any permitted transferees) agreed to be subject to a twelve-month lock-up period in respect of their Founder Shares (subject to certain customary exceptions) and (ii) the Getty Family Stockholders (together with their respective successors and any permitted transferees) and Koch Icon (together with its respective successors and any permitted transferees) agreed to be subject to a 180-day lockup period in respect of their shares of Class A Common Stock received in the Business Combination (subject to certain customary exceptions). Pursuant to the Stockholders Agreement, the initial composition of our board of directors is (a) three directors nominated by Getty Investments, (b) two directors nominated by Koch Icon, (c) one director nominated by CC Capital, (d) the chief executive officer of the Company (which is Craig Peters) and (e) a number of independent directors sufficient to comply with the requisite independence requirements of the NYSE and the rules and regulations of the SEC.

Registration Rights Agreement

Concurrently with the Closing, the Company, the Sponsor and the persons identified on Schedule A thereto, entered into the Registration Rights Agreement, which provides customary demand and piggyback registration rights. Pursuant to the Registration Rights Agreement, the Company agreed that, as soon as practicable, and in any event within 30 days after the Closing, the Company will file with the SEC a shelf registration statement. In addition, the Company will use its commercially reasonable best efforts to have such shelf registration statement declared effective as soon as practicable after the filing thereof, but no later than the 90th day (or the 120th day if the SEC notifies the Company that it will “review” such shelf registration statement) following the filing deadline, in each case subject to the terms and conditions set forth therein; and the Company will not be subject to any form of monetary penalty for its failure to do so.

Warrant Agreement

Each Public, Private Placement and Forward Purchase Warrant represented a right to acquire shares of Class A Common Stock, pursuant to the terms and conditions of the Warrant Agreement dated August 4, 2020 (as amended by the Warrant Assumption Agreement dated July 22, 2022, the “Warrant Agreement”). See “Note 5—Common Stock Warrants” in our consolidated financial statements included elsewhere in this Annual Report for information on the exercise and/or redemption of all outstanding Public, Private Placement and Forward Purchase Warrants in accordance with the terms of the Warrant Agreement.

Consulting Services Agreement

On March 25, 2020, the Partnership, Legacy Getty and Getty Investments entered into the amended and restated consulting services agreement, which was amended by the parties thereto on October 1, 2020 (as so amended, the “Consulting Services Agreement”). Pursuant to the Consulting Services Agreement, the Partnership agreed to pay, or cause another member of the group to pay, Getty Investments a fee for advisory, consulting and other services. Pursuant to the Consulting Services Agreement, subject to certain conditions, the Partnership and/or Legacy Getty paid an annual monitoring fee to Getty Investments payable in quarterly installments. The Partnership was also required to reimburse Getty Investments’ reasonable out-of-pocket expenses incurred in connection with services provided pursuant to the Consulting Services Agreement. The Consulting Services Agreement was terminated in connection with the Business Combination.

In connection with the Consulting Services Agreement, Legacy Getty paid annual management fees to Getty Investments in the amount of approximately $1.5 million and $1.3 million for the years ended December 31, 2021 and 2020, respectively, and approximately $750,000 during the year ended December 31, 2022.

Restated Option Agreement

Getty Investments is a party to a Restated Option Agreement, dated February 9, 1998 (as amended on February 9, 1998, February 24, 2008, and August 14, 2012, the “Restated Option Agreement”) pursuant to which Getty Investments has the right to obtain ownership of the Getty Marks (as defined in the Restated Option Agreement) in the event one or more third parties acquire a controlling interest in Getty Images, Inc. In connection with the entry into the Business Combination Agreement, Getty Investments entered into the Fourth Amendment to the Restated Option Agreement, which provides that the Restated Option Agreement will automatically terminate if, and on the date following the Closing Date on which, the Getty Family Stockholders (together with their respective successors and any permitted transferees) beneficially own less than 27,500,000 shares of Class A Common Stock (as adjusted for stock splits, stock combinations, and similar transactions).

Indemnification Agreements

We currently indemnify our directors and executive officers to the fullest extent permitted by law. Further, we have entered into customary indemnification agreements with our directors and executive officers. These agreements require us to indemnify these individuals to the fullest extent permitted by applicable law against liabilities that may arise by reason of their service to the Company, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

There is currently no pending material litigation or proceeding involving any of the Company’s directors, officers or employees for which indemnification is sought.

Employment Agreements

See “Item 11. Executive Compensation” for information regarding compensation arrangements with our named executive officers and directors, which include, among other things, employment, termination of employment and change in control arrangements, stock awards and certain other benefits.

Stephanie Liverani, the spouse of Mikael Cho, Senior Vice President – CEO, Unsplash, is employed by a subsidiary of Getty Images and serves as Vice President & Co-Founder, Unsplash. In 2022, she was paid approximately $220,000 in base salary and $78,000 in cash bonus. Additionally, Christopher Liverani, the brother-in-law of Mikael Cho, Senior Vice President – CEO, Unsplash, is employed by a subsidiary of Getty Images and serves as Brand Partnerships Executive. In 2022, he was paid approximately $110,000  in base salary and $970,000 in commissions. Each individual participated in other regular and customary employee benefit programs generally available to all Getty Images employees. In addition, the amount of compensation was determined in accordance with the Company’s standard compensation practices applicable to similarly situated employees.

Policy for Approval of Related Party Transactions

Our board of directors has adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions. Under the policy:

●	any related person transaction, and any material amendment or modification to a related person transaction, must be reviewed and approved or ratified by a committee of our board of directors composed solely of independent directors who are disinterested or by the disinterested members of our board of directors; and
●	any employment relationship or transaction involving an executive officer and any related compensation must be approved by the compensation committee of our board of directors or recommended by the compensation committee to our board of directors for its approval.

In connection with the review and approval or ratification of a related person transaction:

●	management must disclose to the committee or disinterested directors, as applicable, the name of the related person and the basis on which the person is a related person, the material terms of the related person transaction, including the approximate dollar value of the amount involved in the transaction, and all the material facts as to the related person’s direct or indirect interest in, or relationship to, the related person transaction;
●	management must advise the committee or disinterested directors, as applicable, as to whether the related person transaction complies with the terms of our agreements governing our material outstanding indebtedness that limit or restrict our ability to enter into a related person transaction;
●	management must advise the committee or disinterested directors, as applicable, as to whether the related person transaction will be required to be disclosed in our applicable filings under the Exchange Act, and related rules, and, to the extent required to be disclosed, management must ensure that the related person transaction is disclosed in accordance with such Acts and related rules; and
●	management must advise the committee or disinterested directors, as applicable, as to whether the related person transaction constitutes a “personal loan” for purposes of Section 402 of the Sarbanes- Oxley Act.

In addition, the related person transaction policy provides that the committee or disinterested directors, as applicable, in connection with any approval or ratification of a related person transaction involving a non-employee director or director nominee, should consider whether such transaction would compromise the director or director nominee’s status as an “independent” or “non-employee” director, as applicable, under the rules and regulations of the SEC and NYSE.

A “related person transaction” is a transaction, arrangement or relationship in which the Company or any of its subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. A “related person” means:

●	any person who is, or at any time during the applicable period was, one of the Company’s executive officers or one of the Company’s directors;
●	any person who is known to be the beneficial owner of more than 5% of the Company’s voting stock;
●	any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, executive officer or a beneficial owner of more than 5% of our Class A Common Stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5% of our Class A Common Stock; and
●	any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.

Director Independence

For information on director independence, see “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Ernst & Young LLP for professional services rendered for the fiscal years ended December 31, 2022 and December 31, 2021:

	Fiscal	Fiscal
Fee Category (In thousands)	2022	2021
Audit Fees	$2,287	$1,521
Tax Fees	777	433
All Other Fees	1	1
Total Fees	$3,065	$1,955

Audit Fees. Audit fees consist of fees billed for professional services rendered for the annual audit of our consolidated financial statements presented within this Form 10-K, the review of the interim consolidated financial statements presented in our quarterly reports on Form 10-Q and our registration statements on Form S-4 and other regulatory filings.

Tax Fees. Tax fees include fees billed by Ernst & Young LLP related to tax compliance and consulting services.

All Other Fees. All other fees consisted of fees related to a certain accounting research software product.

The Audit Committee determined that Ernst & Young LLP’s provision of these services, and the fees that we paid for these services, are compatible with maintaining the independence of the independent registered public accounting firm. The Audit Committee approved all services that Ernst & Young LLP provided in the fiscal years ended December 31, 2022 and 2021.

PART IV

Item 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this annual report.

1 Financial Statements

2 Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3 Exhibits

aw
Exhibit Number	Description
2.1†

Business Combination Agreement by and among CC Neuberger Principal holdings II, Griffey Global Holdings, Inc. and the other parties thereto, dated as of December 9, 2021 (incorporated by reference to Exhibit 2.1 of Vector Holding, LLC’s Registration Statement on Form S-4, filed with the SEC on June 29, 2022)

3.1

Amended and Restated Certificate of Incorporation of Getty Images Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2022)

3.2	Amended and Restated By-Laws of Getty Images Holdings, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K, filed with the SEC on July 28, 2022)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Vector Holding, LLC’s Registration Statement on Form S-4, filed with the SEC on June 29, 2022)
4.2*	Indenture, dated February 19, 2019, between Getty Images, Inc. and Wilmington Trust, National Association
4.3*	First Supplemental Indenture, dated February 19, 2019, between Getty Images, Inc. and Wilmington Trust, National Association
4.4*	Description of Registrant’s securities
10.1

Registration Rights Agreement, by and among Getty Images Holdings, Inc., CC Neuberger Principal Holdings II, the Independent Directors (as defined therein), Getty Investments L.L.C., Koch Icon Investments, LLC and certain equity holders of Getty Images, dated July 22, 2022 (incorporated by reference to Exhibit 108 of the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2022)

10.2∧	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2022)
10.3

Stockholders Agreement, by and among Vector Holdings, LLC and each of the persons listed on Schedule A thereto, dated as of December 9, 2021 (incorporated by reference to Exhibit 10.7 of Vector Holding, LLC’s Registration Statement on Form S-4, filed with the SEC on June 29, 2022)

10.4*

Credit Agreement, dated February 3, 2019, as amended by the First Amendment to Credit Agreement, dated as of February 3, 2023, among Abe Investment Holdings, Inc., Getty Images, Inc., J.P. Morgan Chase Bank. N.A., as administrative agent, and the other loan parties party thereto

10.5∧	Getty Images Holdings, Inc. Earn Out Plan dated as of July 21, 2022 (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2022)
10.6∧

Getty Images Holdings, Inc. 2022 Employee Stock Purchase Plan dated as of July 21, 2022 (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2022)

10.7∧

Getty Images Holdings, Inc. 2022 Equity Incentive Plan dated as of July 21, 2022 (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2022)

10.8*∧	Form of Award Agreement Awarding Restricted Stock Units under the Getty Images Holdings, Inc. 2022 Equity Incentive Plan
10.9*∧	Form of Award Agreement Awarding Performance Restricted Stock Units under the Getty Images Holdings, Inc. 2022 Equity Incentive Plan
10.10*∧	Form of Award Agreement Awarding Stock Options under the Getty Images Holdings, Inc. 2022 Equity Incentive Plan
10.11*∧	Form of Award Agreement Awarding Restricted Stock Units under the Getty Images Holdings, Inc. 2022 Earn Out Plan
10.12∧

Employment Agreement with Craig Peters dated July 1, 2015, as amended on January 27, 2017, November 3, 2017, January 1, 2019, April 1, 2020 and October 1, 2020 (incorporated by reference to Exhibit 10.11 to Vector Holding, LLC’s Registration Statement on Form S-4, filed with the SEC on January 18, 2022)

10.13∧

Employment Agreement with Nathaniel Gandert, dated June 1, 2016, as amended on April 1, 2020 and October 1, 2020 (incorporated by reference to Exhibit 10.13 to Vector Holding, LLC’s Registration Statement on Form S-4, filed with the SEC on January 18, 2022)

10.14∧

Employment Agreement with Milena Alberti-Perez dated December 9, 2020 (incorporated by reference to Exhibit 10.12 to Vector Holding, LLC’s Registration Statement on Form S-4, filed with the SEC on January 18, 2022)

10.15*∧	Employment Agreement with Gene Foca, dated January 3, 2017, as amended on April 1, 2020 and October 1, 2020
10.16

Restated Option Agreement, by and among Griffey Investors, L.P., Getty Images, Inc., Getty Investments, L.L.C. and certain other parties, dated February 9, 1998, as amended on February 9, 1998, February 24, 2008, August 14, 2012, and December 9, 2021 (incorporated by reference to Exhibit 10.15 of Vector Holding, LLC’s Registration Statement on Form S-4, filed with the SEC on June 29, 2022)

10.17

Side Letter to the Forward Purchase Agreement and Backstop Agreement by and between CC Neuberger Principal Holdings II, and Neuberger Berman Opportunistic Capital Solutions Master Fund L.P., dated as of December 9, 2021 (incorporated by reference to Exhibit 10.2 of Vector Holding, LLC’s Registration Statement on Form S-4, filed with the SEC on June 29, 2022)

10.18

Sponsor Side Letter by and among CC Neuberger Principal Holdings II Sponsor, LLC, Joel Alsfine, James Quella, Jonathan Gear, CC NB Sponsor 2 Holdings LLC, Neuberger Berman Opportunistic Capital Solutions Master Fund LP, CC Neuberger Principal Holdings II, Vector Holding, LLC and Griffey Global

Holdings, Inc., dated as of December 9, 2021 (incorporated by reference to Exhibit 10.3 of Vector Holding, LLC’s Registration Statement on Form S-4, filed with the SEC on June 29, 2022)
21.1*	Subsidiaries of Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statement of Redeemable Preferred Stock and Stockholders’ Equity (Deficit), (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

104	Cover Page Interactive Data File. Formatted in Inline XBRL and contained in exhibit 101.
†

Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

*	Filed Herewith
**	Furnished Herewith
∧	Indicates management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2023	GETTY IMAGES HOLDINGS, INC. (REGISTRANT)

	By:	/s/ Craig Peters
	Name:	Craig Peters
	Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Craig Peters		/s/ Jennifer Leyden
Name:	Craig Peters	Name:	Jennifer Leyden
Title:	Chief Executive Officer and Director	Title:	Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)
Date:	March 13, 2023	Date:	March 13, 2023

/s/ Chris Hoel
Name:	Chris Hoel
Title:	Chief Accounting Officer
(Principal Accounting Officer)
Date:	March 13, 2023

/s/ Mark Getty		/s/ Chin Chu
Name:	Mark Getty	Name:	Chin Chu
Title:	Director	Title:	Director
Date:	March 13, 2023	Date:	March 13, 2023

/s/ Michael Harris		/s/ Jonathan Klein
Name:	Michael Harris	Name:	Jonathan Klein
Title:	Director	Title:	Director
Date:	March 13, 2023	Date:	March 13, 2023

/s/ Patrick Maxwell		/s/ James Quella
Name:	Patrick Maxwell	Name:	James Quella
Title:	Director	Title:	Director
Date:	March 13, 2023	Date:	March 13, 2023

/s/ Hilary Schneider		/s/ Jeffrey Titterton
Name:	Hilary Schneider	Name:	Jeffrey Titterton
Title:	Director	Title:	Director
Date:	March 13, 2023	Date:	March 13, 2023

/s/ Brett Watson
Name:	Brett Watson
Title:	Director
Date:	March 13, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Getty Images Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Getty Images Holdings, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, redeemable preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with U.S. generally accepted accounting principles.

Adoption of FASB Accounting Standard Update Leases (Topic 842)

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2022 due to the adoption of ASU Topic 842, Leases.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Seattle, Washington

March 13, 2023

GETTY IMAGES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$97,912	$186,301
Restricted cash	4,482	5,228
Accounts receivable – net of allowance of $6,460 and $5,946	129,603	143,362
Prepaid expenses	15,728	12,778
Taxes receivable	11,297	11,992
Other current assets	10,497	15,368
Total current assets	269,519	375,029
PROPERTY AND EQUIPMENT – NET	172,083	170,896
RIGHT OF USE ASSETS	47,231	—
GOODWILL	1,499,578	1,503,245
IDENTIFIABLE INTANGIBLE ASSETS – NET	419,548	478,852
DEFERRED INCOME TAXES – NET	8,272	8,893
OTHER LONG-TERM ASSETS	51,952	41,092
TOTAL	$2,468,183	$2,578,007
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$93,766	$94,993
Accrued expenses	49,327	66,569
Income taxes payable	8,031	10,502
Short-term debt – net	—	6,481
Deferred revenue	171,371	167,550
Total current liabilities	322,495	346,095
LONG-TERM DEBT – NET	1,428,847	1,750,990
LEASE LIABILITIES	46,218	—
DEFERRED INCOME TAXES – NET	37,075	24,595
UNCERTAIN TAX POSITIONS	37,333	42,701
OTHER LONG-TERM LIABILITIES	3,167	26,961
Total liabilities	1,875,135	2,191,342
Commitments and contingencies (Note 13)
REDEEMABLE PREFERRED STOCK:
Redeemable Preferred Stock, $0.01 par value, 900,000 shares authorized, 677,484 shares outstanding at December 31, 2021 (aggregate liquidation preference of $685,350). No shares were issued or outstanding at December 31, 2022.	—	685,350
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Stock, $0.0001 par value; 1.0 million shares authorized; no shares issued and outstanding as of December 31, 2022 and December 31, 2021.	—	—
Class A common stock, $0.0001 par value: 2.0 billion shares authorized; 394.8 million shares issued and outstanding as of December 31, 2022 and 196.1 million shares issued and outstanding as of December 31, 2021	39	20
Class B common stock, $0.0001 par value: 5.1 million shares authorized; no shares issued and no shares outstanding as of December 31, 2022 and December 31, 2021.	—	—
Additional paid-in capital	1,936,324	935,082
Accumulated deficit	(1,282,354)	(1,203,440)
Accumulated other comprehensive loss	(108,928)	(78,403)
Total Getty Images Holdings, Inc. stockholders’ equity (deficit)	545,081	(346,741)
Noncontrolling interest	47,967	48,056
Total stockholders’ equity (deficit)	593,048	(298,685)
TOTAL	$2,468,183	$2,578,007

See notes to consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended
	December 31,
	2022	2021	2020
REVENUE	$926,244	$918,688	$815,401

OPERATING EXPENSE:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	254,990	248,152	226,066
Selling, general and administrative expenses	376,683	367,704	324,423
Depreciation	49,574	51,099	52,358
Amortization	43,645	49,361	47,002
Restructuring costs	—	(475)	9,135
Other operating (income) expense — net	(681)	861	161
Operating expense	724,211	716,702	659,145
INCOME FROM OPERATIONS	202,033	201,986	156,256

OTHER EXPENSE, NET:
Interest expense	(117,229)	(122,160)	(124,926)
Gain (loss) on fair value adjustment for swaps and foreign currency exchange contract – net	23,508	19,282	(14,255)
Unrealized foreign exchange gains (losses) – net	24,643	36,406	(45,073)
Loss on extinguishment of debt	(2,693)	—	—
Loss on fair value adjustment for warrant liabilities — net	(160,728)	—	—
Other non-operating (expense) income – net	(3,051)	612	139

Total other expense – net	(235,550)	(65,860)	(184,115)
(LOSS) INCOME BEFORE INCOME TAXES	(33,517)	136,126	(27,859)
INCOME TAX EXPENSE	(44,126)	(18,729)	(9,516)

NET (LOSS) INCOME	(77,643)	117,397	(37,375)
Less:
Net (loss) income attributable to noncontrolling interest	(89)	329	(182)
Premium on early redemption of Redeemable Preferred Stock	26,678	—	—
Redeemable Preferred Stock dividend	43,218	71,393	64,120
NET (LOSS) INCOME ATTRIBUTABLE TO GETTY IMAGES HOLDINGS, INC.	$(147,450)	$45,675	$(101,313)

Net (loss) income per share attributable to Class A Getty Images Holdings, Inc. common
Basic	$(0.53)	$0.23	(0.52)
Diluted	$(0.53)	$0.23	(0.52)

Weighted-average Class A common shares outstanding:
Basic	276,942,660	196,084,650	196,082,503
Diluted	276,942,660	201,507,355	196,082,503

See notes to consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Year Ended
	December 31,
	2022	2021	2020
NET (LOSS) INCOME	$(77,643)	$117,397	(37,375)
OTHER COMPREHENSIVE LOSS:
Net foreign currency translation adjustment losses	(30,525)	(31,603)	32,895
COMPREHENSIVE (LOSS) INCOME	(108,168)	85,794	(4,480)
Less: Comprehensive (loss) gain attributable to noncontrolling interest	(89)	328	(179)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO GETTY IMAGES HOLDINGS, INC.	$(108,079)	$85,466	$(4,301)

See notes to consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands except share amounts)

										Total
									Accumulated	Getty Images
	Redeemable						Additional		Other	Holdings, Inc.		Total
	Preferred Stock		Class A Common Stock		Class B Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)	Interest	Equity (Deficit)
BALANCE — December 31, 2019	543,526	$549,837	153,302,255	$1,533	—	$—	$1,054,600	$(1,283,315)	$(79,695)	(306,877)	$47,907	$(258,970)
Retroactive application of recapitalization	—	—	42,778,659	(1,513)	—	—	1,513	—	—	—	—	—
BALANCE — December 31, 2019, after effect of recapitalization (Note 3)	543,526	$549,839	196,080,914	$20	—	$—	$1,056,113	$(1,283,315)	$(79,695)	$(306,877)	$47,907	$(258,970)
Net loss	—	—	—	—	—	—	—	(37,193)	—	(37,193)	(182)	(37,375)
Other comprehensive income	—	—	—	—	—	—	—	—	32,895	32,895	3	32,898
Issuance of common stock in connection with employee stock option exercise	—	—	1,598	—	—	—	—	—	—	—	—	—
Redeemable Preferred Stock dividend	63,384	64,120	—	—	—	—	(64,120)	—	—	(64,120)	—	(64,120)
Equity-based compensation activity	—	—	—	—	—	—	8,007	—	—	8,007	—	8,007
BALANCE — December 31, 2020	606,910	$613,959	196,082,512	$20	—	$—	$1,000,000	$(1,320,508)	$(46,800)	$(367,288)	$47,728	$(319,560)
Net loss	—	—	—	—	—	—	—	117,068	—	117,068	329	117,397
Other comprehensive (loss)	—	—	—	—	—	—	—	—	(31,603)	(31,603)	(1)	(31,604)
Issuance of common stock in connection with option exercises	—	—	12,790	—	—	—	35	—	—	35	—	35
Redeemable Preferred Stock dividend	70,574	71,393	—	—	—	—	(71,393)	—	—	(71,393)	—	(71,393)
Equity-based compensation activity	—	—	—	—	—	—	6,440	—	—	6,440	—	6,440
BALANCE — December 31, 2021	677,484	$685,350	196,095,302	$20	—	$—	$935,082	$(1,203,440)	$(78,403)	$(346,741)	$48,056	$(298,685)
Net loss	—	—	—	—	—	—	—	(77,554)	—	(77,554)	(89)	(77,643)
Other comprehensive (loss)	—	—	—	—	—	—	—	—	(30,525)	(30,525)		(30,525)
Cumulative effect of accounting change- adoption of ASU 2019-12 (Note 2)	—	—	—	—	—	—	—	(1,360)	—	(1,360)	—	(1,360)
Issuance of common stock in connection with option exercises	—	—	1,581,275	—	—	—	194	—	—	194	—	194
Common shares withheld for settlement of taxes in connection with equity-based compensation	—	—	(679,914)	—	—	—	(6,267)	—	—	(6,267)	—	(6,267)
Equity-based compensation activity	—	—	—	—	—	—	9,547	—	—	9,547	—	9,547
Redeemable Preferred Stock dividend	38,109	43,218	—	—	—	—	(43,218)	—	—	(43,218)	—	(43,218)
Premium on early redemption of Redeemable Preferred Stock	—	26,678	—	—	—	—	(26,678)	—	—	(26,678)	—	(26,678)
Redemption of Redeemable Preferred Stock for cash and share consideration	(715,593)	(755,246)	15,000,000	2	—	—	140,248	—	—	140,250	—	140,250
Issuance of Class A and Class B common stock upon Business Combination and PIPE Investment, net of tax impact and issuance costs	—	—	107,068,311	10	5,140,000	1	694,449	—	—	694,460	—	694,460
Issuance of Class A common stock upon exercise of Private Placement Warrants	—	—	11,555,996	1	—	—	232,852	—	—	232,853	—	232,853
Issuance of Class A common stock upon exercise of Public Warrants	—	—	10,328	—	—	—	121	—	—	121	—	121
Issuance of Class A common stock upon vesting of Earn-out shares	—	—	58,999,956	6	—	—	(6)	—	—	—	—	—
Conversion of Class B common stock to Class A common Stock	—	—	5,140,000	—	(5,140,000)	(1)	—	—	—	(1)	—	(1)
BALANCE — December 31, 2022	—	$—	394,771,254	$39	—	$—	$1,936,324	$(1,282,354)	$(108,928)	$545,081	$47,967	$593,048

See notes to consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(77,643)	$117,397	$(37,375)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	49,574	51,099	52,358
Amortization	43,645	49,361	47,002
Unrealized exchange gains on foreign denominated debt	(26,636)	(39,173)	45,553
Equity-based compensation	9,292	6,440	8,002
Non-cash fair value adjustment for warrant liabilties — net	160,728	—	—
Deferred income taxes – net	15,801	5,793	(11,449)
Uncertain tax positions	(5,368)	(20,507)	1,832
Restructuring	—	(475)	9,135
Non-cash fair value adjustment for swaps and foreign currency exchange contracts — net	(22,005)	(20,196)	15,943
Amortization of debt issuance costs	6,096	6,741	5,601
Non cash operating lease costs	9,760	—	—
Impairment of right of use assets	2,563	—	—
Loss on extinguishment of debt	2,693	—	—
Transaction cost allocated to common stock warrants	4,262	—	—
Non-cash fair value adjustment of contingent consideration	(4,039)	1,373	—
Other	3,428	(250)	1,802
Changes in current assets and liabilities:
Accounts receivable	6,016	(16,075)	9,061
Accounts payable	6,001	(555)	7,400
Accrued expenses	(14,231)	18,712	(13,443)
Lease liabilities, non-current	(11,408)	—	—
Income taxes receivable/payable	(188)	320	2,523
Interest Payable	261	—	—
Deferred revenue	9,140	24,783	4,483
Other	(4,625)	4,102	35
Net cash provided by operating activities	163,117	188,890	148,463

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(59,291)	(49,317)	(44,862)
Purchase of a Minority Investment	(2,000)	—	(8,500)
Acquisition of a business, net of cash acquired	—	(89,206)	—
Other investing activities	—	1,597	(122)
Net cash used in investing activities	(61,291)	(136,926)	(53,484)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash contributions from business combination	864,164	—	—
Cash paid for equity issuance costs	(106,917)	(1,851)	—
Payment of Redeemable Preferred Stock	(614,996)	—	—
Repayment of debt	(310,400)	(17,449)	(52,007)
Cash paid for settlement of employee taxes related to option exercises	(6,267)	—	—
Proceeds from option and warrant exercises	313	35	5
Redemption of Warrants for cash	(244)	—	—
Payment of contingent consideration	(10,000)	—	—
Net cash used in financing activities	(184,347)	(19,265)	(52,002)

EFFECTS OF EXCHANGE RATE FLUCTUATIONS	(6,614)	(2,479)	104
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(89,135)	30,220	43,081
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of period	191,529	161,309	118,228
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - End of period	$102,394	$191,529	$161,309

SUPPLEMENTAL DISCLOSURES:
Interest paid	$110,909	$115,258	$119,506
Income taxes paid, including foreign taxes withheld	$30,800	$32,300	$12,900

See notes to consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE BUSINESS

Getty Images Holdings, Inc. (the “Company” or “Getty Images”) is a preeminent global visual content creator and marketplace. Through Getty Images, iStock, and Unsplash, the Company offers a full range of content, with over 520 million assets available through its industry-leading sites. The Company services businesses in almost every country in the world with websites in 23 languages bringing content to media outlets, advertising agencies and corporations and, increasingly, serving individual creators and prosumers.

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

Accounting Principles — The Company’s accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Basis of Presentation — The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, CCNB was treated as the “acquired” company and Legacy Getty is treated as the acquirer for financial reporting purposes. For accounting purposes, the Business Combination was treated as the equivalent of Legacy Getty issuing stock for the net assets of CCNB, accompanied by a recapitalization. The net assets of CCNB are stated at historical cost, with no goodwill or other intangible assets recorded.

Legacy Getty was determined to be the accounting acquirer based on the following predominant factors:

●Legacy Getty stockholders have the greatest voting interest in the Company with approximately 72% of the voting interest;
●Legacy Getty stockholders have the ability to nominate a majority of the initial members of the Company’s Board of Directors;
●Legacy Getty senior management is the senior management of the Company; and
●Legacy Getty was the larger entity based on historical operating activity and had the larger employee base.

The consolidated assets, liabilities and results of operations prior to the Business Combination are those of Legacy Getty. The shares and corresponding capital amounts and earnings per share, prior to the Business Combination, have been retroactively restated based on shares reflecting the exchange ratio of 1.27905 (the “Exchange Ratio”) established in the Business Combination.

Certain immaterial changes in presentation have been made to conform the prior period presentation to current period reporting.

Estimates and Assumptions — The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses reported during the period. Some of the estimates and assumptions that require the most difficult judgments are: a) the appropriateness of the valuation and useful lives of intangibles and other long-lived assets; b) the appropriateness of the amount of accrued income taxes, including the potential outcome of future tax consequences of events that have been recognized in the consolidated financial statements as well as the deferred tax asset valuation allowances; c) the sufficiency of the allowance for doubtful accounts; d) the assumptions used to value equity-based compensation arrangements; e) the assumptions used to allocate transaction price to multiple performance obligations for uncapped subscription arrangements; f) the assumptions used to estimate unused capped subscription-based and credit-based products; g) the assumptions used to estimate the contingent consideration; and h) the assumptions used to estimate the fair value of Public, Private Placement and Forward Purchase Warrants (each as defined below). These judgments are inherently uncertain which directly impacts their valuation and accounting. Actual results and outcomes may differ from management’s estimates and assumptions.

Principles of Consolidation — The consolidated financial statements and notes thereto include the accounts of Getty Images Holdings, Inc and its subsidiaries. Equity investments in which the Company exercises significant influence, but does not control and is not the primary beneficiary of, are accounted for using the equity method. Significant accounts and transactions between consolidated entities have been eliminated. Intercompany transactions and balances have been eliminated in consolidation.

Noncontrolling Interest — The Company’s noncontrolling interest represents the minority stockholder’s ownership interest related to the Company’s subsidiary, Getty Images SEA Holdings Co., Limited (“Getty SEA”). The Company reports its non-controlling interest in subsidiary as a separate component of stockholders’ equity (deficit) in the Consolidated Balance Sheets and reports both net income (loss) attributable to the non-controlling interest and net loss attributable to the Company’s common stockholders on the face of the Consolidated Statements of Operations. The Company’s equity interest in Getty SEA is 50% and the non-controlling stockholder’s interest is 50%. Net Income or Loss from this subsidiary is allocated based upon these ownership interests. This is reflected in the Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit) as “Noncontrolling interest”.

Net (Loss) Income Per Share Attributable to Common Stockholders — Basic net (loss) income per share attributable to common stockholders is calculated by dividing the net (loss) income attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, without consideration of potentially dilutive securities. Net (loss) income available to common stockholders represents net (loss) income attributable to common stockholders adjusted by (i) the Redeemable Preferred Stock dividend (ii) premium on early redemption of the Redeemable Preferred Stock and (iii) the allocation of income or losses to the noncontrolling interest.

Diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since the effect of potentially dilutive securities is anti-dilutive given the net loss of the Company. Diluted net income per share is computed by dividing the net income attributable to common stockholders by the weighted average common shares outstanding and all potential common shares, if they are dilutive. The potentially dilutive effect of options or warrants are computed using the treasury stock method. Securities that potentially have an anti-dilutive effect are excluded from the diluted earnings per share calculation.

Foreign Currencies — Assets and liabilities for subsidiaries with functional currencies other than the U.S. dollar are recorded in foreign currencies and translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to “Other comprehensive (loss) income” (“OCI”), as a separate component of stockholders’ equity (deficit). Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in “Foreign exchange gains (losses) — net” in the Consolidated Statements of Operations. For the years ended December 31, 2022, 2021, and 2020 the Company recognized net foreign currency transaction gains of $24.6 million, $36.4 million and net loss of $45.1 million, respectively.

Derivative Instruments — The Company uses derivative instruments to manage exposures to foreign currency and interest rate risks. The objectives for holding derivatives include reducing or eliminating the economic impact of these exposures. Derivative instruments are recorded as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and whether the instrument is designated as a hedge for accounting purposes. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of OCI and is subsequently recognized in earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is recognized in earnings. For derivative instruments designated as either fair value or cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in earnings. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized in “Gain (loss) on fair value adjustment for swaps and foreign currency exchange contracts — net” in the Consolidated Statements of Operations. As of December 31, 2022, 2021, and 2020 the Company did not have any derivatives designated as hedging instruments as defined by the derivative instruments and hedging activities accounting guidance. See “Note 6 — Derivative Instruments” for further information.

Cash, Cash Equivalents and Restricted Cash — The following represents the Company’s cash, cash equivalents and restricted cash as of December 31, 2022 and 2021 (in thousands):

	As of December 31,
	2022	2021
Cash and cash equivalents	$97,912	$186,301
Restricted cash	4,482	5,228
Total cash, cash equivalents and restricted cash	$102,394	$191,529

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

Fair Value Measurements — The Company records its financial assets and liabilities at fair value. Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of nonperformance risk including the Company’s own credit risk.

The three-tier fair value hierarchy prioritizes the inputs used in the valuation methodologies. Each fair value measurement is reported in one of the three levels, which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1 — Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 — Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Valuations based on unobservable inputs reflecting management’s own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

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

Accounts Receivable —  Net  —  Accounts receivable are trade receivables, net of reserves for allowances for doubtful accounts totaling $6.5 million and $5.9 million as of December 31, 2022, and 2021, respectively.

Allowance for doubtful accounts is calculated based on historical losses, existing economic conditions, and analysis of specific older account balances of customer and delegate accounts. Trade receivables are written off when collection efforts have been exhausted.

Allowance for doubtful accounts changed as follows during the years presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning of year	$5,946	$7,773	$7,843
Provision	1,465	750	2,002
Deductions	(951)	(2,577)	(2,072)
End of year	$6,460	$5,946	$7,773

Deductions represent balances written off, net of amounts recovered that had previously been written off, and the effect of exchange rate fluctuations.

Property and Equipment — Net — Property and equipment are stated at cost, net of accumulated depreciation. Contemporary and archival imagery consists of costs to acquire imagery from third parties and internal and external costs incurred in creating imagery, including identification of marketable subject matter, art direction, digitization, mastering and the assignment of search terms, and other pertinent information to each image. Computer software developed for internal use consists of internal and external costs incurred during the application development stage of software development (except for training costs) and costs of upgrades or enhancements that result in additional software functionality. Costs incurred during the web application, infrastructure, graphics and content development stages of website development are also capitalized and included within computer software developed for internal use. Expenditures that extend the life, increase the capacity or improve the efficiency of property and equipment are capitalized, while expenditures for repairs and maintenance are expensed as incurred.

Depreciation is recognized on a straight-line basis over the estimated useful lives of the assets or, for leasehold improvements, over the shorter of the remaining original term of the lease or the estimated life of the related asset.

Minority Investment without Readily Determinable Fair Value — The carrying amount of the Company’s minority investments, which is included within “Other long-term assets” on the Consolidated Balance Sheets, was $9.6 million and $8.1 million as December 31, 2022 and 2021, respectively. The Company uses the measurement alternative for these equity investments and their carrying value is reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments. Revenue related to content consumed by the minority investees was not material during the years end December 31, 2022, 2021 and 2020.  The Company purchased a minority investment in another company during the year ended December 31, 2022. The cost of that investment was $2.0 million.

The investments are holdings in a privately held companies that are not exchange traded and therefore not supported with observable market prices. The Company periodically evaluates the carrying value of the minority investment, or when events and circumstances indicate that the carrying amount of an asset may not be recovered.  As of December 31, 2022, 2021 and 2020, no adjustments to the carrying values of the Company’s long-term investments were identified as a result of this assessment. Changes in performance negatively impacting operating results and cash flows of these investments could result in the Company recording an impairment charge in future periods.

Goodwill — The Company evaluates goodwill for impairment annually or more frequently when an event occurs, or circumstances indicate it is more likely than not that the fair value of the reporting unit is below its carrying value. Circumstances that could indicate impairment and require impairment tests more frequently than annually include; significant adverse changes in legal factors or market and economic conditions, a significant decline in the financial results of the Company’s operations, significant changes in strategic plans, adverse actions by regulators, unanticipated changes in competition and market share, or a planned disposition of a significant portion of the business. Management performs the annual goodwill impairment analysis as of October 1 each year. The Company’s 2022, 2021 and 2020 goodwill impairment analyses did not result in an impairment charge. As circumstances change, it is possible that future goodwill impairment analysis could result in goodwill impairments, which would be included in the calculation of income or loss from operations.

Identifiable Intangible Assets — Identifiable intangible assets are assets that do not have physical representation but that arise from contractual or other legal rights or are capable of being separated or divided from the Company and sold, transferred, licensed, rented or exchanged. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives, unless such life is determined to be indefinite. The remaining useful lives of identifiable intangible assets are reassessed each reporting period to determine whether events and circumstances warrant revisions to the remaining periods of amortization. Potential impairment of identifiable intangible assets with an indefinite useful life are evaluated annually or whenever circumstances indicate that it is more likely than not that the indefinite-lived asset is impaired. Intangible assets with a finite life and long-lived assets are reviewed for impairment whenever an event occurs, or circumstances change that indicate their carrying value may not be recoverable through projected undiscounted cash flows expected to be generated by the asset. If the evaluation of the projected cash flows indicates that the carrying value of the asset is not recoverable, the asset is written down to its fair value.

Loans Receivable — Loans are stated at unpaid principal balances less any allowance for loan losses.  Interest is recognized over the term of the loan and is calculated using the compound interest method. Management considers a loan impaired when, based on current information or factors, it is probable that the principal and interest payment will not be collected according to the loan agreement. The Company did not recognize any loan impairment charges during the years ended December 31, 2022, 2021 or 2020.

Restructuring Costs  —  Restructuring costs consist of lease loss expenses and employee termination costs. The primary reasons the Company will vacate a leased space early are: consolidation of office space, decisions to move from one location to a more suitable location, and closure of excess space acquired in a business combination. An accrued liability for lease loss expenses is initially measured at fair value, based on a best estimate of the remaining lease payments due under the lease plus other costs, less any estimated sublease income, and then discounted using a credit-adjusted risk-free interest rate. These assumptions are periodically reviewed and adjustments are made to the accrued restructuring charge as required. The Company records accretion expense for losses on leased property as the difference between estimated cost and the present value of these costs. Accretion expense is recorded on an ongoing basis through the end of the lease term and is reflected as “Other operating expense — net” in the Consolidated Statements of Operations. Employee termination costs are incurred when the Company has a reduction in force and include one-time termination benefits that are not a part of an existing benefit arrangement. See “Note 21 — Restructuring Costs” for further information.

Leases —The Company recorded rent expense for the year end December 31, 2021 on a straight-line basis over the term of the related lease. Prior to the adoption of ASU 2016-02, “Leases (Topic 842)”, as amended (“ASC 842”), the difference between the rent expense recognized and the actual payments made in accordance with the operating lease agreement was recognized as a deferred rent liability on the Company’s Consolidated Balance Sheet. As of December 31, 2021, the Company had deferred rent of $8.3 million, which is included in “Accrued expenses” and “Other long-term liabilities” in the Consolidated Balance Sheet.

Effective January 1, 2022, the Company adopted ASC 842. In accordance with ASC 842, the Company first determines if an arrangement contains a lease and the classification of that lease, if applicable, at inception. This standard requires the recognition of right-of-use (“ROU”) assets and lease liabilities for the Company’s operating leases. For contracts with lease and non-lease components, the Company has elected not to allocate the contract consideration, and to account for the lease and non-lease components as a single lease component. The Company has also elected not to recognize a lease liability or ROU asset for leases with a term of 12 months or less, and recognize lease payments for those short-term leases on a straight-line basis over the lease term in the Consolidated Statements of Operations. Operating leases are included in “Right of use assets”, “Accrued expenses” and “Lease liabilities” (net of current portion) in the Consolidated Balance Sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments under the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The implicit rate within the Company’s leases is generally not determinable and therefore the incremental borrowing rate at the lease commencement date is utilized to determine the present value of lease payments. The determination of the incremental borrowing rate requires judgment. Management determines the incremental borrowing rate for each lease using the Company’s estimated borrowing rate, adjusted for various factors including level of collateralization, term and currency to align with the terms of the lease. The ROU asset also includes any lease prepayments, offset by lease incentives. Certain of the Company’s leases include options to extend or terminate the lease. An option to extend the lease is considered in connection with determining the ROU asset and lease liability when the Company is reasonably certain that the option will be exercised. An option to terminate is considered unless the Company is reasonably certain the option will not be exercised. The ROU assets are reviewed for impairment with the Company’s long-lived assets

Deferred Offering Costs — The Company capitalized direct and incremental qualified legal, accounting and direct costs related to its proposed equity offering and Business Combination.  See “Note 3 — Business Combination” for further information. As of December 31, 2021 Deferred offering costs were included in “Other current assets” on the Consolidated Balance Sheets.  Upon closing of the Business Combination the offering costs were reflected as a deduction to additional paid-in capital.  As of December 31, 2021, $3.9 million of deferred offering costs were capitalized.  There were no such costs capitalized as of December 31, 2022.

Related-Party Transactions — The Company paid annual management fees to Getty Investments, LLC (“Getty Investments”) in the amount of $0.9 million, $1.5 million and $1.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. These costs are included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations. Getty Investments was the majority partner in Partnership.  With the closing of the Business Combination, the management fee contract was terminated.

On June 15, 2016, Getty SEA, a subsidiary of the Company, entered into various agreements with Visual China Group Holding Limited (“VCG”). As part of those agreements, Getty SEA issued $24.0 million in an unsecured note receivable to VCG. This note receivable bears interest at 2.5% per annum with an August 18, 2036 due date. VCG is also a minority interest stockholder of Getty SEA. As of December 31, 2022 and 2021 this unsecured note receivable is included in “Other long-term assets” in the Consolidated Balance Sheets.

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

The Company recognizes revenue gross of contributor royalties because the Company is the principal in the transaction as it is the party responsible for the performance obligation and it controls the product or service before transferring it to the customer. The Company also licenses content to customers through third-party delegates worldwide (approximately 3% of total revenues for the years ended December 31, 2022, 2021 and 2020). Delegates sell the Company’s products directly to customers as the principal in those transactions. Accordingly, the Company recognizes revenue net of costs paid to delegates. Delegates typically earn and retain 35% to 50% of the license fee, and the Company recognizes the remaining 50% to 65% as revenue.

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

See “Note 14 — Revenue” and “Note 22 — Segment and Geographic Information” for additional revenue disclosures.

Cost of Revenue — The ownership rights to the majority of the content licensed is retained by the owners, and licensing rights are provided to the Company by a large network of content suppliers. When the Company licenses content entrusted by content suppliers, royalties are paid to them at varying rates depending on the license model and the customers use of that content. Suppliers who choose to work with the Company under contract typically receive royalties between 20% to 50% of the total license fee charged customers. The Company also owns the copyright to certain content in its collections (wholly owned content), including content produced by staff photographers for the Editorial Stills product, for which the Company does not pay any third-party royalties. Cost of revenue also includes costs of assignment photo shoots but excludes depreciation and amortization associated with creating or buying content.

Sales Commissions — Internal sales commissions are generally paid in the quarter following invoicing of the commissioned receivable and is reported in “Selling, general and administrative expenses” on the Consolidated Statements of Operations. The Company expenses contract acquisition costs, including internal sales commissions, as incurred, to the extent that the amortization period would otherwise be one year or less.

Equity-Based Compensation — Equity-based compensation is accounted for in accordance with authoritative guidance for equity-based payments. This guidance requires equity-based compensation cost to be measured at the grant date based on the fair value of the award and recognized as an expense over the applicable service period, which is the vesting period, net of estimated forfeitures. Compensation expense for equity-based payments that contain service conditions is recorded on a straight-line basis, over the service period of generally four years. Compensation expense for equity-based payments that contain performance conditions is not recorded until it is probable that the performance condition will be achieved. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future estimates may differ substantially from current estimates.

Common Stock Warrants — The Company assumed 20,700,000 warrants originally issued in CCNB’s initial public offering (the “Public Warrants”) and 18,560,000 warrants issued in a private placement that closed concurrently with CCNB’s initial public offering, (the “Private Placement Warrants”) in the Business Combination. In addition, on the Closing Date, the Company issued 3,750,000 warrants in connection with a Forward Purchase Agreement dated August 4, 2020 (the “Forward Purchase Agreement” and the “Forward Purchase Warrants”). The Public, Private Placement and Forward Purchase Warrants entitled the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share.

The Company evaluated the Public, Private Placement and Forward Purchase Warrants (together “the Warrants”) under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded they did not meet the criteria to be indexed to the Company’s own stock as certain provisions of the warrant agreement could change the settlement amount of these warrants based on variables that would not be considered inputs to the valuation model for a fixed-for-fixed equity instrument. Since the Warrants met the definition of a derivative under ASC 815-40, the Company recorded these Warrants as liabilities in the Consolidated Balance Sheets at fair value, with subsequent changes in their respective fair values recognized in the “Loss on fair value adjustment for warrant liabilities — net” within the Consolidated Statements of Operations at each reporting date.

The Public Warrants were publicly traded and thus had an observable market price to estimate fair value. The Forward Purchase Warrants, which had identical terms as the Public Warrants, were valued similar to the Public Warrants. The Private Placement Warrants were valued using a Black-Scholes option-pricing model as described in “Note 7 — Fair Value of Financial Instruments”.

As described in “Note 5 — Common Stock Warrants”, during the year ended December 31, 2022, all Warrants were exercised or redeemed.

Advertising and Marketing — The Company markets its products and services mainly through paid search, natural or organic search optimization, affiliate marketing channels, email and website marketing, customer events and public relations initiatives. Costs associated with marketing efforts are recorded in “Selling, general and administrative expenses” when related liabilities are incurred. For paid search and affiliate marketing, liabilities are incurred when potential new customers click through the links in the ad, generating an obligation to the internet search provider or affiliate marketing partner. Advertising and marketing costs expensed for the years ended December 31, 2022, 2021 and 2020 were $55.8 million, $53.7 million and $49.0 million, respectively.

Income Taxes — The Company computes income taxes and accruals for uncertain tax positions under the asset and liability method as set forth in the authoritative guidance for accounting for income taxes and uncertain tax positions. Deferred income taxes are provided for the temporary differences between the consolidated financial statement carrying amounts and the tax basis of the Company’s assets and liabilities and operating loss and tax credit carryforwards. The Company establishes a valuation allowance for deferred tax assets if it is not more likely than not that the tax benefits will be realized. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessments of realizable deferred tax assets. The Company accounts for the global intangible low-tax income (“GILTI”) earned by foreign subsidiaries included in gross U.S. taxable income in the period incurred. See “Note 20 — Income Taxes” for further information.

Segments — The Company has determined that it operates and manages one operating segment, which is the business of developing and commercializing visual content. The Company’s chief operating decision maker (the “CODM”), its chief executive officer, reviews financial information on an aggregate basis for the purpose of allocating resources and making operating decisions.

Concentration of Credit Risk — Financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable balances. Cash and cash equivalents are held with financial institutions of high quality. Balances may exceed the amount of insurance provided on such deposits.

Concentration of credit risk with respect to trade receivables is limited due to the large number of customers and their dispersion across many geographic areas. No single customer represented 10% or more of the Company’s total revenue or accounts receivable in any of the years presented.

Recently Adopted Accounting Standard Updates — In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 amends the accounting for leases. The new guidance requires the recognition of lease assets and liabilities for operating leases with terms of more than twelve months, in addition to those currently recorded, on the Consolidated Balance Sheets. Presentation of leases within the Consolidated Statements of Operations and Consolidated Statements of Cash Flows is generally consistent with the current lease accounting guidance. The Company adopted the new standard as of January 1, 2022 using the modified retrospective transition method and elected the package of practical expedients permitted under the transition guidance, which allows a carryforward of the historical lease classification. The Company also elected the hindsight practical expedient to determine the reasonably certain lease term for existing leases. The election of the hindsight practical expedient did not alter the lease terms for any of the existing leases. Upon adoption of this standard on January 1, 2022, the Company recognized a total lease liability in the amount of $61.3 million, representing the present value of the minimum rental payments remaining as of the adoption date, a right-of-use asset in the amount of $53.1 million with offsets to deferred rent of $8.3 million.

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

Recently Issued Accounting Standard Updates — In June 2016, the FASB issued ASU 2016-13 (Topic 326), “Financial Instruments — Credit Losses” (“ASU 2016-13”). ASU 2016-13 changes how to recognize expected credit losses on financial assets. The standard requires an entity to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects current expected credit losses, requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates and provides additional transparency about credit risk.  The effective date of ASU 2016-13 for the Company is beginning with fiscal years after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of this standard did not have a material impact on the consolidated financial statements.

Subsequent Events — The Company evaluated subsequent events and transactions for potential recognition or disclosure in the consolidated financial statements through March 13, 2023.

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

In addition to the consideration paid at Closing, during a period to expire 10 years from the Closing Date (the “Earn-Out Period”), within 10 business days after the occurrence of an applicable triggering event, as described below, the Company was required to issue to former equity holders of Legacy Getty an aggregate of up to 59,000,000 shares of the Company’s Class A common stock (the “Earn-Out Shares”), upon the terms and subject to the conditions set forth in the Business Combination Agreement and the other agreements contemplated thereby. The Earn-Out Shares were issuable in three equal tranches if (i) the volume weighted average price of the shares of the Company’s Class A common stock over any 20 trading days within any 30 consecutive trading day period was greater than or equal to $12.50, $15.00 and $17.50, respectively, or (ii) if there was a change of control of the Company prior to the expiration of the Earn-Out Period that would result in the holders of shares of the Company’s Class A common stock receiving a price per share equal to or in excess of $12.50, $15.00 and $17.50, respectively. The Earn-Out Shares were accounted for as equity-classified equity instruments and recorded in additional paid-in capital as part of the Business Combination.

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

Concurrent with the execution of the Business Combination Agreement, CCNB and the Company entered into Subscription Agreements (the “PIPE Subscription Agreements”) with the Sponsor and Getty Investments. Additionally, on December 28, 2021, CCNB and the Company entered into the Permitted Equity Subscription Agreement with Multiply Group (the “Permitted Equity Subscription Agreement”). On July 22, 2022, Getty Investments entered into an additional subscription agreement with the Company (the “Additional Getty Subscription Agreement”). Pursuant to the PIPE Subscription Agreements, the Permitted Equity Subscription Agreement and the Additional Getty Subscription Agreement, on the Closing Date, the Sponsor, Getty Investments and Multiply Group subscribed for and purchased, and CCNB and the Company issued and sold to such investors, an aggregate of 36,000,000 shares of the Company’s Class A common stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $360.0 million (the “PIPE Financing”).

On the Closing Date, the Company completed the issuance and sale of 20,000,000 shares of the Company’s Class A common stock and 3,750,000 Forward Purchase Warrants to Neuberger Berman Opportunistic Capital Solutions Master Fund LP (“NBOKS”) for an aggregate purchase price of $200.0 million, in connection with the Forward Purchase Agreement. Refer to “Note 5 – Common Stock Warrants” for additional information on the accounting for the Forward Purchase Warrants.

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

The following table reconciles the elements of the Business Combination to the Consolidated Statement of Cash Flows and the Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit) for the year ended December 31, 2022 (in thousands):

Cash – CCNB trust and cash, net of redemptions	$4,164
Cash – PIPE Financing	360,000
Cash – Forward Purchase Agreement	200,000
Cash – Backstop Agreement	300,000
Less: Cash paid to redeem Redeemable Preferred Stock	(614,996)
Less: Transaction costs paid during the year ended December 31, 2022	(106,917)
Net cash contributions from the Business Combination and related transactions	$142,251
Add: Non-cash assets received from CCNB	806
Add: Transaction costs allocated to warrants	4,262
Add: Cash paid to redeem Redeemable Preferred Stock	614,996
Add: Tax effect of change in tax basis due to business combination	6,508
Less: Fair value of Public, Private Placement and Forward Purchase Warrants	(72,374)
Less: Transaction costs previously paid by Legacy Getty during 2021 or accrued at December 31, 2022	(1,989)
Net Business Combination and related transactions, excluding Redeemable Preferred Stock redemption	$694,460
Add: Fair value of Class A common stock issued to redeem Redeemable Preferred Stock	140,250
Net Business Combination and related transactions, including Redeemable Preferred Stock redemption	$834,710

The number of shares of common stock issued immediately following the consummation of the Business Combination:

Common stock of CCNB, net of redemptions	508,311
CCNB shares held by the Sponsor	25,700,000
Shares issued in the PIPE Financing	36,000,000
Shares issued in the Forward Purchase Agreement	20,000,000
Shares issued in the Backstop Agreement	30,000,000
Total shares issued in Business Combination and related transactions	112,208,311
Shares issued for Getty Images common stock	196,938,915
Shares issued upon redemption of Getty Images Redeemable Preferred Stock	15,000,000
Total shares of common stock immediately following the Business Combination	324,147,226

CCNB shares held by the Sponsor in the table above include 5,140,000 Restricted Sponsor Shares.

4.	ACQUISITION

On April 1, 2021 (the “Closing Date”), the Company acquired Unsplash Inc. (“Unsplash”) in exchange for $95.4 million in cash plus additional conditional payments (“Contingent Consideration”).

The Contingent Consideration payments are based on revenue of Unsplash for (i) the period commencing May 1, 2021 and ending on the earlier of when the trailing 12-month revenues of Unsplash reaches $10.0 million or two years (the “Two-Year Earnout”), and (ii) the period commencing May 1, 2021 and ending on the earlier of when the trailing 12-month revenues of the Unsplash reaches $30.0 million or three years (the “Three-Year Earnout”).

If the Two-Year Earnout is met, the payment will be $10.0 million, plus $1.0 thousand for every $1.0 million in revenues that exceed $10.0 million and $2.5 thousand for every $1.0 million in revenues that exceeds $20.0 million in that trailing 12-month period.  The Two-Year Earnout was met and payment of $10.0 million was made during the year ended December 31, 2022.

If the Three-Year Earnout is met, the payment will be $10.0 million, plus $1.0 thousand for every $1.0 million in revenues that exceed $30.0 million and $2.5 thousand for every $1.0 million in revenues that exceeds $60.0 million in that trailing 12-month period.

To estimate the fair value of the Contingent Consideration, the Company used a variation of an income approach where revenue was simulated in a risk-neutral framework using Geometric Brownian Motion, which is a model of stock price behavior that is used in option pricing models such as the Black-Scholes option pricing model. The real options method extends this model to situations where the asset of interest (revenue in this case) is not priced in the market.  The Company determined the acquisition-date fair value of the Contingent Consideration to be $13.2 million, based on the likelihood of paying cash related to the contingent earn-out clauses, as part of the consideration transferred. See “Note 7 — Fair Value of Financial Instruments” for subsequent measurements of these contingent liabilities.

The components of the fair value of consideration transferred are as follows (in thousands):

Cash	$95,418
Contingent Consideration	13,200
Total fair value of consideration transferred	$108,618

The transaction was accounted for using the acquisition method and, accordingly, the results of the acquired business have been included in the Company’s results of operations from the acquisition date. In connection with the acquisition, the Company incurred approximately $0.4 million of transaction costs.

Unsplash provides a platform for sharing exclusively curated, world-class images, free for use. With more than 102 million image downloads and 20 billion image views per month, Unsplash has become a leading source for visuals on the internet.  This acquisition will allow the Company to increase its presence across the full spectrum of the world’s growing creative community.

The fair value of consideration transferred in this business combination was allocated to the intangible and tangible assets acquired and liabilities assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill.  Goodwill is primarily attributed to assembled workforce of Unsplash and expected synergies from combining operations.  Goodwill recognized for this acquisition was allocated to the Company’s one operating segment and is generally not tax deductible.

The aggregate purchase price was allocated to the assets acquired and liabilities assumed as follows (in thousands):

Fair Value at
Assets acquired and liabilities assumed:	Acquisition Date
Cash and cash equivalents	$6,213
Accounts receivable	1,061
Other current assets	736
Prepaid expenses	118
Property and equipment	1,729
Other long term assets	306
Identifiable intangible assets	23,900
Goodwill	75,782
Total assets acquired	$109,845
Accounts payable and accrued expenses	(128)
Deferred income tax liability	(1,099)
Total liabilities assumed	(1,227)
Net assets acquired	$108,618

The identifiable intangible assets, which include contributor content, customer relationships, developed technology, and trade names, have a weighted average life of approximately 6.0 years and are being amortized on a straight-line basis. The fair value of the customer relationships was determined using a variation of the income approach known as the multiple-period excess earnings method. The fair value of the trade names and developed technology were determined using the relief-from-royalty method and the fair value of the contributor content was determined using the cost-to-recreate method.

The revenue and operating loss from Unsplash included in the Company’s consolidated statements of operations for the year ended December 31, 2021 was $5.8 million and $1.2 million, respectively.

5.	COMMON STOCK WARRANTS

Public Warrants —  As part of CCNB’s initial public offering, 20,700,000 Public Warrants were sold. The Public Warrants entitled the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustments. The Public Warrants were only exercisable for a whole number of shares of Class A common stock. No fractional shares were to be issued upon exercise of the warrants. The Public Warrants were set to expire at 5:00 p.m. New York City time on July 22, 2027, or earlier upon redemption or liquidation. The Public Warrants were listed on the NYSE under the symbol “GETY.WS.”

The Company redeemed the Public Warrants at a price of $0.01 per warrant after the sale price of Class A common stock equaled or exceeded $18.00 per share for 20 trading days within a 30-trading day period. The Company had the option to require all holders that wish to exercise the Public Warrants to do so on a cashless basis.

Private Placement Warrants — Simultaneously with CCNB’s initial public offering, CCNB consummated a private placement of 18,560,000 Private Placement Warrants with CCNB’s sponsor. Each Private Placement Warrant was exercisable for one share of Class A common stock at a price of $11.50 per share, subject to adjustment. The Private Placement Warrants were identical to the Public Warrants, except that the Private Placement Warrants were non-redeemable so long as they were held by the initial purchasers or such purchasers’ permitted transferees, and the initial purchasers or such purchasers’ permitted transferees had the option to exercise the Private Placement Warrants on a cashless basis. If the Private Placement Warrants were held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants would be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

In August 2022, all of the Private Placement Warrants were exercised on a cashless basis for 11,555,996 shares of Class A common stock. The fair value of the Private Placement Warrants was remeasured upon the exercise of the warrants, resulting in an non-cash loss of $176.6 million recorded in “Loss on fair value adjustment for warrant liabilities — net” Consolidated Statements of Operations.

Forward Purchase Warrants — Additionally, on the Closing Date, the Company issued 3,750,000 Forward Purchase Warrants in connection with the Forward Purchase Agreement. The Forward Purchase Warrants had the same terms as the Public Warrants.

The Company concluded the Public, Private Placement and Forward Purchase Warrants meet the definition of a derivative under ASC 815-40 (as described in “Note 2 — Summary of Significant Accounting Policies”) and were recorded as liabilities. Upon consummation of the Business Combination, the fair value of the Public, Private Placement and Forward Purchase Warrants were recorded in the Consolidated Balance Sheet. Transaction costs allocated to the issuance of the Public, Private Placement and Forward Purchase Warrants of $4.3 million were recorded as “Other non-operating (expense) income — net” in the Consolidated Statements of Operations.

On September 19, 2022, the Company announced that it had elected to redeem all of the outstanding Public Warrants and Forward Purchase Warrants that remain outstanding at 5:00 p.m. New York City time on October 19, 2022 for $0.01 per warrant. 10,328 Public Warrants were exercised for an aggregate cash payment of $0.1 million. Effective October 19, 2022, the remaining Public Warrants and Forward Purchase Warrants were redeemed for $0.2 million. The fair value of the Public and Forward Purchase Warrants was remeasured upon the exercise and redemption of the warrants, resulting in a non-cash gain of $15.9 million recorded in “Loss on fair value adjustment for warrant liabilities — net” Consolidated Statements of Operations.

As of December 31, 2022, there are no outstanding Public, Private Placement or Forward Purchase Warrants.

6.	DERIVATIVE INSTRUMENTS

Foreign Currency Risk — Certain assets, liabilities and future operating transactions are exposed to foreign currency exchange rate risk. The Company has utilized derivative financial instruments, namely foreign currency forwards and option contracts, to reduce the impact of foreign currency exchange rate risks where natural hedges do not exist. The Company is exposed to market risk from foreign currency exchange rate fluctuations as a result of foreign currency-denominated revenues and expenses. The Company has entered into certain foreign currency derivative contracts, including foreign currency forward options to manage these risks. These contracts were economic hedges of the Company’s exposures but were not designated as hedges, as defined in the applicable accounting guidance, for financial reporting purposes. The notional amounts outstanding under these contracts as of December 31, 2021 was $15.2 million.   These contracts were carried at fair value, as determined by quoted market exchange rates. At December 31, 2022 the Company held no foreign currency contracts.  The Company recognized gain of $0.7 million, gain of

$1.7 million and loss $0.9 million of loss for the years ended December 31, 2022, 2021 and 2020, respectively. These gains and losses are recognized in “Gain (loss) on fair value adjustment for swaps and foreign currency exchange contract — net” in the accompanying Consolidated Statements of Operations.

Interest Rate Risk — In February 2019, the Company entered into two interest rate swaps to hedge interest rate risk associated with the Company’s debt. The notional amounts of one of these swaps is $175.0 million and the other was $355.0 million. During the year ended December 31, 2022, the $175.0 million notional amount swap matured.  The Company holds one interest rate swap at December 31, 2022. Both swaps are considered economic hedges and have not been designated as hedges, as defined in the applicable accounting guidance, for financial reporting purposes. The changes in fair value are recognized in “Gain (loss) on fair value adjustment for swaps and foreign currency exchange contract — net” in the accompanying Consolidated Statements of Operations. Under the interest rate swap agreements, the Company pays fixed rates of 2.5010% and 2.6000%, respectively, each month. Each swap contains an embedded floor option under which the Company receives a rate of 0.0% or one-month LIBOR, whichever is greater, to match the terms of the Company’s debt.

For the interest rate swaps, the Company recognized gain of $22.8 million, gain of $17.6 million and loss of $13.3 million on these derivative instruments for the years ended December 31, 2022, 2021 and 2020, respectively.

The Company does not hold or issue derivative financial instruments for trading purposes. In general, the Company’s derivative activities do not create foreign currency exchange rate risk because fluctuations in the value of the instruments used for economic hedging purposes are offset by fluctuations in the value of the underlying exposures being hedged. Counterparties to derivative financial instruments expose the Company to credit related losses in the event of nonperformance; however, the Company has entered into these instruments with creditworthy financial institutions and considers the risk of nonperformance to be minimal.

The following table summarizes the location and fair value amounts of derivative instruments reported in the Consolidated Balance Sheets (in thousands):

	As of December 31,
	2022		2021
	Asset	Liability	Asset	Liability
Derivatives not designated as hedging instruments:
Interest rate swaps	$9,032	$—	$—	$13,759
Foreign currency exchange options	—	—	804	—
Total derivatives	$9,032	$—	$804	$13,759

Short-term derivative assets are included in “Other current assets” and long-term derivative assets are included in “Other long-term assets” on the Consolidated Balance Sheet. Short-term derivative liabilities are included in “Accrued expenses” and long-term derivative liabilities are included in “Other long-term liabilities” on the Consolidated Balance Sheet.

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s disclosable financial instruments consist of cash equivalents, forward foreign currency exchange contracts, interest rate swaps, debt, contingent consideration and common stock warrants. Assets and liabilities measured at fair value on a recurring basis (cash equivalents, forward exchange contracts,  interest rates swaps and common stock warrants) and a nonrecurring basis (debt) are categorized in the tables below based on the levels discussed in “Note 2 — Summary of Significant Accounting Policies”.

Financial instrument assets recorded at fair value as of December 31 are as follows (in thousands):

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds (cash equivalents)	$20,462	$—	$—	$20,462
Derivative assets:
Interest rate swaps	—	9,032	—	9,032
	$20,462	$9,032	$—	$29,494

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds (cash equivalents)	$30,096	$—	$—	$30,096
Derivative assets:
Foreign currency exchange options	—	804	—	804
	$30,096	$804	$—	$30,900

The fair value of the Company’s money market funds is based on quoted active market prices for the funds and is determined using the market approach.

Financial instrument liabilities recorded or disclosed at fair value as of December 31 are as follows (in thousands):

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Term Loans	$—	$1,112,990	$—	$1,112,990
Senior Notes	—	297,354	—	297,354
	$—	$1,410,344	$—	$1,410,344

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Term Loans	$—	$1,475,759	$—	$1,475,759
Senior Notes	—	318,375	—	318,375
Contingent Consideration	—	—	14,039	14,039
Derivative liabilities:
Interest Rate Swap Contracts	—	13,759	—	13,759
	$—	$1,807,893	$14,039	$1,821,932

The fair value of the Company’s Term Loans and Senior Notes are based on market quotes provided by a third-party pricing source.  See “Note 12 — Debt” for additional disclosures on the Term Loans and Senior Notes.

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

Contingent Consideration — As of December 31, 2022 and 2021, the Company had estimated its obligations to transfer Contingent Consideration relating to the acquisition of Unsplash to be zero and $14.0 million, respectively. The Company recorded acquisition-date fair value of the Contingent Consideration, based on the likelihood of contingent earn-out payments, as part of the consideration transferred. The earn-out payments are remeasured to fair value each reporting date. Changes in the fair value of the Contingent Consideration are recognized within “Other operating (income) expense — net” on the Consolidated Statement of Operations. The fair value of the Contingent Consideration is based on significant inputs not observable in the market, and as such the Company classified the financial liability as Level 3. The fair value of the Contingent Consideration may change significantly as additional data is obtained, impacting the Company’s assumptions regarding probabilities of outcomes used to estimate the fair value of the liabilities. In evaluating this information, considerable judgment is required to interpret the data used to develop the assumptions and estimates. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts, and such changes could materially impact the Company’s results of operations in future periods.

The Contingent Consideration payments are based on revenue of Unsplash as outlined in “Note 4 — Acquisition.” The Two-Year Earnout was met and a payment of $10.0 million was made during the year ended December 31, 2022.

The following table provides quantitative information associated with the fair value measurements of the Company’s Level 3 inputs:

	Fair Value as of
	December 31, 2022	Valuation
	(in thousands)	Technique	Unobservable Input	Range
Contingent Consideration	$—	Probability-adjusted discounted cash flow	Probabilities of success	—%
			Years until milestone is expected to be achieved	1.57	years
			Discount rate	9.94%

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

The following table presents changes in the fair value of the Contingent Consideration for the years ended December 31 (in thousands):

	Year end December 31,
	2022	2021
Balance, beginning of period	$14,039	$—
Issuance of Contingent Consideration in connection with acquisition	—	13,200
Payment	(10,000)	—
Change in fair value of Contingent Consideration	(4,039)	839
Balance, end of period	$—	$14,039

Public, Private Placement and Forward Purchase Warrants — When outstanding, the Public Warrants were classified within Level 1 as they were publicly traded and had an observable market price in an active market. The Forward Purchase Warrants, which had identical terms as the Public Warrants, were valued similar to the Public Warrants and were classified within Level 2.

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

Changes in the fair value of the Private Placement Warrant liability related to updated assumptions and estimates are recognized within the Consolidated Statements of Operations as a non-operating expense. The changes in the fair value of the Private Placement Warrant liability resulted from changes in the fair values of the underlying Class A common shares and its associated volatilities.

The following table presents the change in the fair value of the Private Placement Warrants for the year ended December 31, 2022 (in thousands):

Year end December 31,
2022
Balance, beginning of period	$—
Assumed in Business Combination (Note 3)	56,237
Change in fair value	176,616
Exercise	(232,853)
Balance, end of period	$—

8.PROPERTY AND EQUIPMENT – NET

Property and equipment consisted of the following at the reported Balance Sheet dates (in thousands, except years):

	Estimated
	Useful
	Lives	December 31,
	(in Years)	2022	2021
Contemporary imagery	5	$377,858	$379,837
Computer hardware purchased	3	6,783	5,639
Computer software developed for internal use	3	119,516	114,434
Leasehold improvements	2–20	8,361	11,459
Furniture, fixtures and studio equipment	5	10,856	15,167
Archival imagery	40	94,043	97,547
Other	3–4	2,352	2,439
Property and equipment		619,769	626,522
Less: accumulated depreciation		(447,686)	(455,626)
Property and equipment, net		$172,083	$170,896

Included in archival imagery as of December 31, 2022 and 2021 was $10.0 million and $10.3 million respectively, of imagery that has an indefinite life and therefore is not amortized.

9.	GOODWILL

Goodwill was tested for impairment as of October 1, 2022 and 2021. The Company did not recognize a goodwill impairment charge during the year ended December 31, 2022 and 2021. The fair value of the Goodwill was estimated using both market indicators of fair value and the expected present value of future cash flows. As of December 31, 2022 and 2021, the accumulated impairment loss on Goodwill was $525.0 million.

Goodwill changed during the years presented as follows (in thousands):

	Goodwill	Accumulated
	before	impairment
	impairment	charge	Goodwill – net
December 31, 2020	$1,955,837	$(525,000)	$1,430,837
Effects of fluctuations in foreign currency exchange rates	(3,374)	—	(3,374)
Goodwill related to acquisition	75,782	—	75,782
December 31, 2021	$2,028,245	$(525,000)	$1,503,245
Effects of fluctuations in foreign currency exchange rates	(3,667)	—	(3,667)
December 31, 2022	$2,024,578	$(525,000)	$1,499,578

10.	IDENTIFIABLE INTANGIBLE ASSETS — NET

Identifiable intangible assets consisted of the following at December 31 (in thousands, except years):

		As of December 31, 2022
		2022			2021
	Range of
	Estimated
	Useful Lives	Gross	Accumulated	Net	Gross	Accumulated	Net
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade name	Indefinite	$389,484	$—	$389,484	$402,581	$—	$402,581
Trademarks and trade names	5–10	104,053	(104,026)	27	104,174	(96,041)	8,133
Patented and unpatented technology	3–10	109,275	(103,419)	5,856	112,288	(97,818)	14,470
Customer lists, contracts, and relationships	5–11	391,454	(367,273)	24,181	404,421	(350,997)	53,424
Non-compete Covenant	3	900	(900)	—	900	(811)	89
Other identifiable intangible assets	3–13	5,059	(5,059)	—	7,110	(6,955)	155
		$1,000,225	$(580,677)	$419,548	$1,031,474	$(552,622)	$478,852

The Getty Images trade name was valued using an estimated royalty rate which considered name recognition, licensing practices of the Company and its competitors for similar services, and other relevant qualitative factors.

Based on balances at December 31, 2022, the estimated aggregate amortization expense for identifiable intangible assets for the next five years is as follows (in thousands):

Fiscal Years Ended
December 31,
2023	$23,892
2024	$2,092
2025	$2,083
2026	$729
2027	$279

11.	OTHER ASSETS AND LIABILITIES

Other Long-Term Assets — Other long-term assets consisted of the following at the reported Balance Sheet dates (in thousands):

	Year end December 31,
	2022	2021
Long term note receivable from a related party (Note 2)	$24,000	$24,000
Minority and other investments	12,097	10,621
Derivative asset (Note 7)	9,032	—
Tax receivable (Note 13)	2,700	3,300
Equity method investment	2,064	1,207
Long term deposits	1,609	1,754
Other	450	210
	$51,952	$41,092

Accrued Expenses — Accrued expenses at the reported Balance Sheet dates are summarized below (in thousands):

	Year end December 31,
	2022	2021
Accrued compensation and related costs	$23,851	$38,232
Lease liabilities	10,094	—
Interest payable	9,993	9,750
Accrued professional fees	4,334	5,198
Accrued contingent consideration	—	9,456
Accrued restructuring	—	1,033
Derivative liabilities	—	686
Other	1,055	2,214
	$49,327	$66,569

Other Long-Term Liabilities — Other long-term liabilities consisted of the following at the reported Balance Sheet dates (in thousands):

	Year end December 31,
	2022	2021
Deferred revenue (net of current portion)	$3,167	$3,387
Derivative liabilities (net of current portion)	—	13,073
Accrued Contingent Consideration (net of current portion)	—	4,583
Deferred rent (net of current portion)	—	3,370
Accrued restructuring (net of current portion)	—	1,441
Other	—	1,107
	$3,167	$26,961

12.	DEBT

Debt included the following (in thousands):

	Year end December 31,
	2022	2021
Senior Notes	$300,000	$300,000
USD Term Loans	687,400	997,800
EUR Term Loans	446,996	473,798
Less: issuance costs and discounts amortized to interest expense	(5,549)	(14,127)
Less: short-term debt – net	—	(6,481)
Long-term debt – net	$1,428,847	$1,750,990

In February of 2019, the Company issued $300.0 million of Senior Unsecured Notes (“Senior Notes”) and entered into a senior secured credit facility (“Credit Facility”) consisting of (i) a $1,040.0 million term loan facility (“USD Term Loans”), (ii) a €450.0 million term loan facility (“EUR Term Loans”) (together with the USD Term Loans the “Term Loans”) and (iii) an $80.0 million revolving credit facility that can be upsized to $110.0 million (“Revolver”).

The Senior Notes are due March 1, 2027, and bear interest at a rate of 9.750% per annum. Interest on the notes is payable semi-annually on March 1 and September 1 of each year. The Company may redeem the Senior Notes earlier than March 1, 2027 subject to prepayment premiums.

The Term Loans mature in 2026. The Company may voluntarily prepay loans or reduce commitments under the Credit Facility without premium or penalty.

In August of 2022, the Company utilized proceeds from its Business Combination along with cash on hand to repay $300.0 million of outstanding indebtedness on its USD Term Loans. In accordance with ASC 470-50-40-2 - Debt - Modifications and Extinguishments, the Company recorded a loss on extinguishment of debt of $2.7 million for the year ended December 31, 2022, in the Consolidated Statements of Operations related to this payment. The loss on extinguishment of debt represents the acceleration of amortization of issuance costs and debt discount related to the $300.0 million payment.

Under the terms of the Credit Facility, the prepayment of $300.0 million was applied against the quarterly installments of $2.6 million. Accordingly, the remaining balance on the USD Term Loans is due at maturity.

The face value of the EUR Term Loans was €419.0 million as of December 31, 2022 and 2021, converted using currency exchange rates as of those dates. There is no amortization on the EUR Term Loans.

The Credit Facility requires a principal payment with the net cash proceeds of certain events and up to 50% of excess cash flow (subject to reduction based on the achievement of specified net first lien leverage ratios).  No excess cash flow principal payment was required for the years ended December 31, 2022 and 2021 based on the net first lien leverage ratio.

The obligations under the Credit Facility are secured by a first priority lien on substantially all of the Company’s assets.

For the USD Term Loans, the interest rate for base rate loans is 3.50% plus the greater of the prime rate in effect, the NYFRB Rate plus 0.5% or the Adjusted Eurodollar rate for a one-month interest period plus 1%. The interest rate for Eurodollar loans with respect to the USD Term Loans is the sum of the applicable rate of 4.50%, plus the Adjusted Eurodollar rate. The Eurodollar rate for borrowings denominated in USD is defined as the greater of the LIBOR Screen rate per annum for deposits of dollars for the applicable interest period as of 11:00 a.m. London time two business days prior to the first day in such interest period, or 0.0% The Adjusted Eurodollar rate is defined as the interest rate per annum (rounded upward, if necessary, to the next 1/16 of 1% ), equal to the Eurodollar Rate for the interest period multiplied by the Statutory Reserve Rate. On 2nd February 2023, we amended our Credit Agreement to replace LIBOR with Adjusted Term SOFR on the USD Term Loans effective from the start of the next interest period. For the EUR Term Loans, the interest rate for loans is the sum of the applicable rate of 5.0%, plus the Adjusted Eurodollar rate. The Eurodollar rate for borrowings denominated in EUR is defined as the greater of the EURIBOR Screen rate per annum for deposits of Euro for the applicable interest period as of approximately 11:00 a.m. Brussels time two business days prior to the first day in such interest period, or 0.0%. The Adjusted Eurodollar rate is defined as the interest rate per annum (rounded upward, if necessary, to the next 1/16 of 1%), equal to the Eurodollar Rate for the interest period multiplied by the Statutory Reserve Rate. The USD Term loans had an average interest rate of 6.00%, 4.63% and 4.69% for the years ended December 31, 2022, 2021 and 2020, respectively.  The EUR Term loans had an average interest rate of 5.27%, 5.00% and 5.00% for the years ended December 31, 2022, 2021 and 2020, respectively.

The Company has not borrowed on the Revolver and incurred fees of $0.4 million during each of the years ended December 31, 2022, 2021 and 2020. The Revolver matures in 2024.

Debt issuance costs and discounts related to the Senior Notes and Term Loans are reported in the Consolidated Balance Sheet as a direct deduction from the face amount of the debt. These costs are amortized as a component of “Interest expense” in the Consolidated Statements of Operations utilizing the effective interest method. As of December 31, 2022, the Company was compliant with all debt covenants and obligations.

13.	COMMITMENTS AND CONTINGENCIES

Commitments — The Company has entered into agreements that represent significant, enforceable and legally binding contractual obligations that are noncancelable without incurring a significant penalty. If a contract is cancelable with a penalty, the amount shown in the table below is the full contractual obligation, not the penalty, as the Company currently intends to fulfill each of these obligations.

Liabilities for uncertain tax positions are excluded from this table due to the uncertainty of the timing of the resolution of the underlying tax positions. At December 31, 2022, net uncertain tax positions were $34.6 million, which is reduced by a benefit of $2.7 million. The entire balance as of December 31, 2022 is non- current as the timing of resolution is uncertain and no portion of these liabilities is expected to be cash settled within the next 12 months.

Payments under purchase orders, certain sponsorships, donations and other commitments that are not enforceable and legally binding contractual obligations are also excluded from this table, as are payments, guaranteed and contingent, under employment contracts because they do not constitute purchase commitments.

The Company leases real estate under operating lease agreements that expire on various dates and does not anticipate any difficulties in renewing those leases that expire within the next several years or in leasing other space or hosting facilities, if required. The Company enters into unconditional purchase obligations related to contracts for cloud-based services, infrastructure and other business services as well as minimum royalty guarantees in connection with certain content licenses. The future minimum payments under debt obligations, non-cancelable operating leases and other purchase obligations are as follows as of December 31, 2022 (in thousands):

	Years ended December 31,
	2023	2024	2025	2026	2027	Thereafter	Total
USD Term Loans and EUR Term loans:
Principal payments	$—	$—	$—	$1,134,396	$—	$—	$1,134,396
Interest payments[1]	102,271	98,269	89,838	12,303	—	—	302,681
Senior Notes:
Principal payments	—	—	—	—	300,000	—	300,000
Interest payments	29,250	29,250	29,250	29,250	14,625	—	131,625
Revolver commitment fee	404	69	—	—	—	—	473
Operating lease payments on facilities leases	13,592	12,221	11,824	6,951	6,019	20,599	71,206
Minimum royalty guarantee payments to content suppliers	39,607	37,515	36,117	18,932	9,038	17,044	158,253
Technology purchase commitments	4,826	2,817	2,045	27	—	—	9,715
Other commitments	2,796	244	255	—	—	—	3,295
Total commitments	$192,746	$180,385	$169,329	$1,201,859	$329,682	$37,643	$2,111,644

1 These are estimated payments based on interest rate curves valued as of December 31, 2022. Rates used for the EUR Term Loans are 8.1% for 2023, 8.4% for 2024, 7.8% for 2025 and 7.9% for 2026. Rates used for the USD Term Loans are 9.4% for 2023, 8.6% for 2024, 7.8% for 2025 and 7.7% for 2026.

Offsetting operating lease payments will be approximately $5.0 million in receipts for subleased facilities each year through 2024, $4.9 million in 2025 and $1.2 million in 2026. Offsetting the minimum royalty guarantee payments to content suppliers will be approximately $2.0 million in minimum guaranteed receipts from content suppliers for each of the years through 2025.

Contingencies — The Company indemnifies certain customers from claims related to alleged infringements of the intellectual property rights of third parties or misappropriation of publicity or personality rights of third parties, such as claims arising from copyright infringement or failure to secure model and property releases for images the Company licenses if such a release is required. The standard terms of these indemnifications require the Company to defend those claims upon notice and pay related damages, if any. The Company typically mitigates this risk by requiring all uses of licenses to be within the scope of the license, securing all necessary model and property releases for imagery for which the Company holds the copyright, and by contractually requiring contributing photographers and other imagery partners to do the same prior to submitting any imagery to the Company and by limiting damages/liability in certain circumstances. Additionally, the Company requires all contributors and Image Partners, as well as potential acquisition targets to warrant that the content licensed to or purchased by the Company does not and shall not infringe upon or misappropriate the rights of third parties. The Company requires contributing photographers, other imagery partners and sellers of businesses or image collections that Getty Images has purchased to indemnify the Company in certain circumstances where a claim arises in relation to an image they have provided or sold to the Company. Imagery Partners are typically required to carry insurance policies for losses related to such claims and individual contributors are encouraged to carry such policies and the Company itself has insurance policies to cover litigation costs for such claims. The Company will record liabilities for these indemnifications if and when such claims are probable and the range of possible payments and available recourse from imagery partners can be assessed, as applicable. Historically, the exposure to such claims has been immaterial, as were the recorded liabilities for intellectual property infringement at December 31, 2022 or 2021.

In the ordinary course of business, the Company enters into certain types of agreements that contingently require the Company to indemnify counterparties against third-party claims. These may include:

●	agreements with vendors and suppliers, under which the Company may indemnify them against claims arising from Getty Images’ use of their products or services;
●	agreements with customers other than those licensing images, under which the Company may indemnify them against claims arising from their use of Getty Images’ products or services;

●	agreements with agents, delegates and distributors, under which the Company may indemnify them against claims arising from their distribution of Getty Images’ products or services;
●	real estate and equipment leases, under which the Company may indemnify lessors against third-party claims relating to use of their property;
●	agreements with directors and officers, under which the Company indemnifies them to the full extent allowed by Delaware law against claims relating to their service to Getty Images;
●	agreements with purchasers of businesses Getty Images has sold, under which Getty Images may indemnify the purchasers against claims arising from the Company’s operation of the businesses prior to sale; and
●	agreements with initial purchasers and underwriters of the Company’s debt securities, under which Getty Images indemnifies them against claims relating to their participation in the Transactions.

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because management does not believe a liability is probable, no related liabilities were recorded at December 31, 2022 or 2021.

The Company is subject to a variety of legal claims and suits that arise from time to time in the ordinary course of business. Although management currently believes that resolving such claims, individually or in aggregate, will not have a material adverse impact on the consolidated financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. The Company holds insurance policies that mitigate potential losses arising from certain indemnifications, and historically, significant costs related to performance under these obligations have not been incurred.

14.	REVENUE

The Company distributes its content and services offerings through three primary products:

Creative — Creative is comprised of royalty free photos, illustrations, vectors and videos, which are released for commercial use and cover a wide variety of commercial, conceptual and contemporary subjects, including lifestyle, business, science, health, wellness, beauty, sports, transportation and travel. This content is available for immediate use by a wide range of customers with a depth and quality allowing our customers to produce impactful websites, digital media, social media, marketing campaigns, corporate collateral, textbooks, movies, television and online video content relevant to their target geographies and audiences. We primarily source Creative content from a broad network of professional, semi-professional and amateur creators, many of whom are exclusive to Getty Images. We have a global creative team dedicated to providing briefing and art direction to our exclusive contributor community.

Editorial — Editorial is comprised of photos and videos covering the world of entertainment, sports and news. We combine contemporary coverage of events around the globe and have the largest privately held photographic archive globally with access to images from the beginning of photography. We invest in a dedicated editorial team, which includes over 115 staff photographers and videographers to generate our own coverage in addition to coverage from our network of primarily exclusive contributors and content partners.

Other — The Company offers a range of additional products and services to deepen the customer relationships, enhance customer loyalty and create additional differentiation in the market. These additional products and services currently include music licensing, digital asset management and distribution services, print sales and data licensing.

The following table summarizes the Company’s revenue by product (in thousands):

	Year Ended December 31,
	2022	2021	2020
Creative Stills	$585,400	$596,917	$532,732
Editorial Stills	325,770	306,631	266,699
Other	15,074	15,140	15,970
Total Revenue	$926,244	$918,688	$815,401

The December 31, 2022 deferred revenue balance will be earned as content is downloaded, services are provided or upon the expiration of subscription-based products, and nearly all is expected to be earned within the next twelve months. From the deferred revenue balance as of January 1, 2022, $135.5 million of total revenue was recognized for the year ended December 31, 2022.

15.	REDEEMABLE PREFERRED STOCK

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

Dividends declared and issued totaled $43.2 million (38,109 shares), $71.4 million (70,574 shares) and $64.1 million (63,384 shares) for the years ended December 31, 2022, 2021 and 2020, respectively. Redeemable Preferred Stock dividends were included in the Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit) as a detriment to common stockholders and a benefit to Redeemable Preferred stockholders. Such dividends are also included as an adjustment to net (loss) income attributable to Getty Images Holdings, Inc. See “Note 23 — Net (Loss) Income Attributable to Common Stockholders”.

Per the terms of the Redeemable Preferred Stock, the Company elected to early redeem outstanding shares of Redeemable Preferred Stock at a premium. The redemption amount upon the Closing date was equal to (i) the liquidation value multiplied by (ii) the redemption percentage, which was 105%. The Company recognized a $26.7 million increase in the redemption value immediately prior to the Closing. These changes were effected by charges against paid-in capital as the Company was in a retained deficit prior to the Business Combination.

16.	STOCKHOLDERS’ EQUITY (DEFICIT)

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

In August 2022, the Series B-1 common stock and Series B-2 common stock automatically converted into 5,140,000 shares of Class A common stock. See “Note 5 — Common Stock Warrants” for further details.

In August 2022, the Earn-Out Shares issued in connection with the Business Combination vested and 58,999,956 shares of Class A common stock were issued.

17.EQUITY-BASED COMPENSATION

Equity-based compensation expense is recorded in “Selling, general and administrative expenses” in the Consolidated Statements of Operations, net of estimated forfeitures. The Company recognized equity-based compensation - net of estimated forfeitures of $9.5 million, $6.4 million, and $8.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.  The Company capitalized $0.3 million of stock-based compensation expense associated with the cost of developing internal-use software during the year ended December 31, 2022.

Prior to the Business Combination, certain employees of the Company were granted equity awards under Legacy Getty’s Amended and Restated 2012 Equity Incentive Plan of the Parent (“Legacy Getty 2012 Plan”).  Upon closing of the Business Combination, awards under the Legacy Getty 2012 Plan were converted at the Exchange Ratio, and the Company’s board of directors approved the Getty Images Holdings, Inc. 2022 Equity Incentive Plan (“2022 Plan”). The 2022 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, dividend equivalents, restricted stock units (“RSU”) and other stock or cash-based awards. Equity-based awards generally vest over four years. Under the 2022 Plan, up to 51,104,577 shares of Class A common stock is available for issuance, of which 16,744,429 are available to be issued as of December 31, 2022.

Stock Options — The following tables presents a summary of the Company’s stock option activity for the year ended December 31, 2022 (in thousands except weighted average data and years):

		Weighted	Remaining
	Number	Average	Average
	of	Exercise	Contractual
	awards	Price	Life (in Years)
Outstanding — December 31, 2021 (1)	26,271	$3.98	5.87
Retroactive application of recapitalization	7,331	$(0.87)	—
Outstanding — December 31, 2021, after effect of recapitalization (Note 3)	33,602	$3.11	5.87
Granted	978	6.18
Exercised	(2,959)	4.36
Pre-vesting forfeitures	(1,659)	3.32
Post-vesting cancellations	(27)	2.77
Outstanding - December 31, 2022	29,935	3.08	5.85

Exercisable - December 31, 2022	26,412	$3.01	5.62
Vested and expected to vest after December 31, 2022	29,863	$3.08	5.85

(1)	Excludes 3,635 non-stock option equity awards that were outstanding under the Legacy Getty 2012 Plan, which were converted to Class A common stock upon closing of the Business Combination.

Intrinsic value of stock options is calculated as the excess of market price of the Company’s common stock over the strike price of the stock options, multiplied by the number of stock options. The intrinsic value of the Company’s stock options is as follows (in thousands):

	December 31,
	2022	2021
Stock options outstanding	$75,888	$12,794
Stock options exercisable	$68,431	$9,254
Stock options vested and expected to vest	$75,704	$12,641

The intrinsic value of stock options exercised for the years ended December 31, 2022 was approximately $14.8 million. The intrinsic value of stock options exercised in each of the years ended December 21, 2021 and 2020 was insignificant.

The weighted-average grant-date fair value of stock options, the valuation model used to estimate the fair value, and the assumptions input into that model, for awards granted were as follows:

	Year Ended December 31,
	2022	2021	2020
Weighted average grant date fair value per award	$3.17	$1.19	$1.22
Valuation model used	Black-Scholes	Black-Scholes	Black-Scholes
Expected award price volatility	50%	35%	50%
Risk-free rate of return	4.15%	1.15%	1.08%
Expected life of awards	5.7 years	6.1 years	6.1 years
Expected rate of dividends	None	None	None

The stock volatility assumption for award-based compensation is based on historical volatilities of the common stock of several public companies with characteristics similar to those of the Company since the Company’s common stock has only been trading in the public market for a short period of time.

The risk-free rate of return represents the implied yield available during the month the award was granted for a U.S. Treasury zero-coupon security issued with a term equal to the expected life of the awards.

The expected life is measured from the grant date and is based on the simplified method calculation.

As of December 31, 2022 there was $4.5 million of total unrecognized compensation expense related to outstanding time-based awards, which the Company expects to recognize over a weighted average period of approximately 1.4 years. During the years ended December 31, 2022, 2021 and 2020, the fair value of time-based awards that vested was $7.9 million, $6.7 million, and $10.1 million, respectively.

Restricted Stock Units — The following table presents a summary of RSU activity (in thousands except weighted average data):

	Number
	of	Weighted Average
	awards	Grant-Date Fair Value
Outstanding — December 31, 2021	—
Granted	4,368	$5.58
Vested	—
Cancelled	(1)	$5.60
Outstanding - December 31, 2022	4,367	$5.58

As of December 31, 2022, the total unrecognized compensation expense related to restricted stock units is approximately $22.8 million, which is expected to be recognized over a weighted average period of approximately 3.0 years.

18.DEFINED CONTRIBUTION EMPLOYEE BENEFIT PLANS

The Company sponsors defined contribution retirement plans in which the majority of employees are able to participate.

The Company sponsors one defined contribution plan in the U.S., a 401(k) plan, in which all U.S. employees over 18 years of age are auto-enrolled unless they opt-out. The Company matches 100% of participant contributions, up to the first 4% of each participant’s eligible compensation (generally including salary, bonuses and commissions), not to exceed the Internal Revenue Service per person annual limitations. Additionally, the Company sponsors one defined contribution pension plan in the U.K. Employees who contribute a minimum of 3% of their eligible compensation (generally including salary, bonuses, and commissions), generally receive a Company contribution of 5% of eligible compensation. Lastly, the Company also has a group registered retirement savings plan (RRSP) for employees in Canada. The Company matches dollar-for-dollar up to 3% of base salary. Employee contributions are deducted on a pre- tax basis and they may begin participating after 3 months of service.

The Company’s contributions to these plans and other defined contribution plans worldwide totaled $7.4 million, $8.3 million and $5.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. These contributions were recorded as “Selling, general and administrative expenses” in the Consolidated Statements of Operations.

19.	LEASES

The Company’s leases relate primarily to office facilities that expire on various dates from 2022 through 2032, some of which include one or more options to renew. All of the Company’s leases are classified as operating leases. Operating leases are included in “Right of use assets” in the Consolidated Balance Sheets.  Current portion of the lease liabilities are included in “Accrued expenses” and non-current portion of lease liabilities are included in “Lease liabilities” in the Consolidated Balance Sheets. Operating lease costs, including insignificant costs related to short-term leases, were $10.0 million, $11.8 million and $11.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Additional information related to the Company’s leases as of and for the years ended December 31, 2022, is as follows (in thousands, except for the lease term and discount rate):

As of December 31, 2022
Right of use asset	$47,231

Lease liabilities, current	10,094
Lease liabilities, non-current	46,218
Total lease liabilities	$56,312

Weighted average remaining lease term	6.3 years
Weighted average discount rate	5.6%

Cash paid for amounts included in lease liabilities	$14,150
Right of use asset obtained in exchange for lease obligation upon adoption	$53,076
Right of use asset obtained in exchange for lease obligations	$6,050

Maturities of lease liabilities as of December 31, 2022 were as follows (in thousands):

Year ended December 31,
2023	$12,978
2024	12,244
2025	11,988
2026	6,592
2027	5,456
Thereafter	18,659
Total undiscounted lease payments	67,917
Less: imputed interest	(11,605)
Total lease liabilities	$56,312

Due to hybrid working arrangements, the Company reassessed its office needs and subleased several office locations during the year ended December 31, 2022.  These agreements were considered to be operating leases. The Company has not been legally released from the primary obligations under the original leases and therefore the Company continues to account for the original lease separately. The Company recorded an ROU asset impairment charge for the year ended December 31, 2022 of $2.6 million, which was the amount by which the carrying value of the lease ROU assets exceeded the fair values. Estimates of the fair values are based on the discounted cash flows of estimated net rental income for the office spaces subleased. The ROU asset impairment charge is included in “Other operating (income) expense - net” on the Consolidated Statement of Operations. Rent income from the sublessees is included in the Consolidated Statement of Operations on a straight-line basis as an offset to rent expense associated with the original operating lease included in “Selling, general and administrative expenses” on the Consolidated Statement of Operations.

20.	INCOME TAXES

The components of income (loss) before income taxes are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$(95,489)	$104,984	$(27,823)
Foreign	61,972	31,142	(36)
Income (loss) before income taxes	$(33,517)	$136,126	$(27,859)

The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
United States	$20,652	$22,321	$8,854
Foreign	9,487	(7,756)	12,095
Total current income tax expense (benefit)	30,139	14,565	20,949
Deferred:
United States	13,356	4,698	(13,227)
Foreign	631	(534)	1,794
Total deferred income tax expense (benefit)	13,987	4,164	(11,433)
Total provision for income tax expense	$44,126	$18,729	$9,516

The Company also recorded a total net tax benefit of $5.1 million to shareholder’s equity for the year ended December 31, 2022.

The items accounting for the difference between income taxes computed at the U.S. federal statutory rate and the effective income tax rate are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Federal income tax expense (benefit) at the statutory rate	$(7,039)	$28,586	$(5,849)
Effect of:
State taxes, net of federal benefit	(3,092)	3,632	643
Tax impact of foreign earnings and losses	11,453	(10,171)	3,644
Stock-based compensation	2,230	236	169
Nondeductible net loss on fair value adjustment for warrant liabilities	34,659	—	—
Valuation allowance	12,223	1,532	13,763
Tax credits	(6,852)	(5,030)	(3,213)
Other, net	544	(56)	359
Income tax expense (benefit)	$44,126	$18,729	$9,516

Uncertain Tax Positions —The Company follows the provisions of accounting for uncertainty in income taxes. This guidance clarifies the accounting for uncertainty in income taxes recognized in the consolidated financial statements and prescribes a recognition threshold of more likely than not and a measurement attribute on all tax positions taken or expected to be taken in a tax return for their recognition in the financial statements.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Uncertain tax benefits, beginning of year	$33,425	$47,637	$45,003
Gross increase to tax positions related to prior years	31	121	1,239
Gross decrease to tax positions related to prior years	(1,109)	(413)	(42)
Gross increase to tax positions related to the current year	675	2,204	2,082
Gross decrease to tax positions related to the current year	—	—	—
Settlements	—	—	—
Lapse of statute of limitations	(4,055)	(16,124)	(645)
Uncertain tax benefits, end of year	$28,967	$33,425	$47,637

As of December 31, 2022, the Company had $29.0 million of gross unrecognized tax benefits, of which $20.1 million, if fully recognized, would affect our effective tax rate. The timing of resolution for these liabilities is uncertain. The resolution of these items may result in additional or reduced income tax expense. Possible releases of liabilities due to expirations of statutes of limitations will have the effect of decreasing our income tax expense and the effective tax rate, if and when they occur. Although the timing of resolution and/or closure of tax audits cannot be predicted with certainty, the Company believes it is reasonably possible that approximately $11.8 million of its reserves for uncertain tax positions may be released in the next 12 months.

The Company recognizes interest and penalties related to liabilities for uncertain tax positions in income tax expense in the consolidated statements of operations. Interest and penalties were ($0.9) million, ($5.3) million, and $2.5 million for the years ended December 31, 2022, 2021, and 2020, respectively.  The Company has recognized total accrued interest and penalties of approximately $12.4 million, $13.3 million, and $18.6 million as of December 31, 2022, 2021, and 2020, respectively, relating to uncertain tax positions.

The Company conducts business globally and, as a result, the Company and its subsidiaries file income tax returns in the U.S., including various states, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The tax years 2017 and forward are open for U.S. federal income tax matters. The tax years 2015 and forward are open for U.S. state income tax matters. With few exceptions, foreign tax filings are open for years 2012 and subsequent years.  As of December 31, 2022, the Company is currently undergoing audit examinations for tax years 2005 through 2017 by the German Federal Ministry of Finance, for tax years 2015 through 2017 by the New York State Department of Taxation, for tax years 2012 through 2016 by the Canada Revenue Agency, for tax years 2015 through 2018 by the Ireland Tax Appeals Commission, and for tax year 2020 by the UK HM Revenue and Customs.

Deferred Taxes and Valuation Allowances — The Company follows authoritative guidance for accounting for income taxes, which requires the Company to reduce deferred tax by a valuation allowance if, based on the weight of all available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  After consideration of all available evidence for the realizability of U.S. deferred tax assets, the Company provided a valuation allowance of $126.7 million and $106.4 million for the years ended December 31, 2022 and December 31, 2021, respectively.  In future periods, the Company will evaluate the positive and negative evidence available at the time in order to support its analysis for a valuation allowance, and as a result the Company may release its valuation allowance in part, or in total, when it becomes more likely than not that the deferred tax assets will be realized.

Deferred tax assets, liabilities and valuation allowance are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets
Income tax attributes	$225,831	$204,531
Accrued liabilities and reserves	7,109	8,796
Operating lease liabilities	10,969	11,667
Prepaid expenses	—	6,483
Stock-based compensation expense	6,736	9,308
Other	1,656	1,150
Gross deferred tax assets	252,301	241,935
Less valuation allowance	(216,745)	(205,877)
Total deferred tax assets	35,556	36,058
Deferred tax liabilities
Amortization and depreciation	(43,556)	(39,167)
Operating lease assets	(9,139)	(10,512)
Prepaid expenses	(1,569)	—
Other	(10,095)	(2,081)
Net deferred tax liabilities, net of valuation allowance	$(28,803)	$(15,702)

The deferred tax assets at December 31, 2022, with respect to net operating loss carryforwards and expiration periods are as follows (in thousands):

	Deferred	Net Operating
	Tax	Loss
	Assets	Carryforwards
United States, expiring between 2024 and 2040	$10,676	$152,048
Foreign, expiring between 2022 and 2042	25,288	104,343
Foreign, indefinite	54,944	416,776
Total	$90,908	$673,167

The following is information pertaining to U.S. federal tax credits at December 31, 2022, as well as the expiration periods (in thousands):

Tax
Credits
United States, federal tax credit carryforwards:
Foreign tax credits, expiring between 2022 and 2032	$42,540
Total	$42,540

The components of our net deferred taxes at the reported balance sheet dates are primarily comprised of amounts relating to net operating loss carryforwards, accrued assets and liabilities, and depreciable and amortizable assets.

21.	RESTRUCTURING

The Company committed to certain restructuring actions intended to simplify the business and improve operational efficiencies, which have resulted in headcount reductions. The settlement of certain estimated and previously accrued employee termination costs resulted in a net credit to restructuring of $33.0 thousand and $475.0 thousand for the years ending December 31, 2022 and 2021 respectively.  Restructuring costs were $9.1 million for the years ended December 31, 2020, composed of employee termination costs and lease loss. Substantially all of the expected charges related to these activities have been incurred during 2020 and 2019. The Company actively evaluates cost efficiencies and may make decisions in future periods to take further actions which could incur additional restructuring charges.

Accrued losses on leased properties and employee termination costs changed during the periods presented as follows (in thousands):

	Leased	Employee
	Property	Termination
	Losses	Costs	Total
Balance — December 31, 2019	$2,958	$7,857	$10,815
Reduction of accrual due to net cash payments	(715)	(13,315)	(14,030)
Additional charges and adjustments	319	8,816	9,135
Accretion expense	259	—	259
Effects of fluctuations in foreign currency exchange rates	45	473	518
Balance — December 31, 2020	2,866	3,831	6,697
Reduction of accrual due to net cash payments	(901)	(2,946)	(3,847)
Additional charges and adjustments	131	(606)	(475)
Accretion expense	225	—	225
Effects of fluctuations in foreign currency exchange rates	(46)	(80)	(126)
Balance — December 31, 2021	2,275	199	2,474
Reduction of accrual due to net cash payments	—	(164)	(164)
Additional charges and adjustments	—	(33)	(33)
Effect of accounting change- adoption of ASC 842 (Note 2)	(2,275)	—	(2,275)
Effects of fluctuations in foreign currency exchange rates	—	(2)	(2)
Balance — December 31, 2022	$—	$—	$—

Employee termination costs were settled in 2022.  Upon adoption of ASC 842, the accrued losses on leased properties is now included in “Accrued expenses” and “Lease liabilities, non-current” on the Consolidated Balance Sheet for December 31, 2022.  These liabilities will be satisfied over the remaining lease terms, which extend through 2026. The accrued restructuring costs as of December 31, 2021 were included in “Accrued expenses” and “Other long-term liabilities” on the Consolidated Balance Sheets.

22.	SEGMENT AND GEOGRAPHIC INFORMATION

As of December 31, 2022, 2021 and 2020, the Company identified one operating and reportable segment for purposes of allocating resources and evaluating financial performance.  Asset information on a segment basis is not disclosed as this information is not separately identified or internally reported to the Company’s CODM.

Geographic Financial Information

The following represents the Company’s geographic revenue based on customer location (in thousands):

	December 31,
	2022	2021	2020
Americas	$525,775	$496,607	$457,327
Europe, the Middle East, and Africa	293,673	317,435	270,701
Asia-Pacific	106,796	104,646	87,373
Total Revenues	$926,244	$918,688	$815,401

Included in Americas is the United States, which comprises approximately 51.7%, 48.9% and 51.3% of total revenue for the years ended December 31, 2022, 2021 and 2020, respectively. Included in Europe, the Middle East, and Africa is the United Kingdom, which accounts for approximately 10.4%, 11.5% and 10.4% of total revenue for the years ended December 31, 2022, 2021 and 2020, respectively. No other country accounts for more than 10% of the Company’s revenue in any period presented.

The Company’s long-lived tangible assets were located as follows (in thousands):

	December 31,
	2022	2021
Americas	$87,819	$85,213
Europe, the Middle East, and Africa	83,928	85,307
Asia-Pacific	336	376
Total long-lived tangible assets	$172,083	$170,896

Included in Americas is the United States, which comprises 47.0% and 47.1% of total long-lived tangible assets as of December 31, 2022 and 2021, respectively. Included in Europe, the Middle East, and Africa is Ireland, which comprises 41.7% and 43.6% of total long-lived tangible assets as of December 31, 2022 and 2021, respectively.

23.	NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of basic and diluted (loss) income per share of Class A common stock (amounts in thousands, except share and per share amounts):

	Year end December 31,
	2022	2021	2020
NET (LOSS) INCOME	$(77,643)	117,397	(37,375)
Less:
Net (loss) income attributable to noncontrolling interest	(89)	329	(182)
Premium on early redemption of Redeemable Preferred Stock	26,678	—	—
Redeemable Preferred Stock dividend	43,218	71,393	64,120
NET (LOSS) INCOME ATTRIBUTABLE TO GETTY IMAGES HOLDINGS, INC. - Basic	$(147,450)	$45,675	$(101,313)

Weighted-average Class A common stock outstanding:
Basic	276,942,660	196,084,650	196,082,503
Effect of dilutive securities	—	5,422,705	—
Diluted	276,942,660	201,507,355	196,082,503
Net (loss) income per share of Class A common stock attributable to Getty Images Holdings, Inc. common stockholders:
Basic	$(0.53)	$0.23	$(0.52)
Diluted	$(0.53)	$0.23	$(0.52)

The following are excluded from the computation of diluted net income per share of Class A common stock as their effect would have been anti-dilutive:

	December 31,
	2022	2021	2020
Common stock options	29,934,987	13,826,565	34,484,353
Restricted stock units	4,367,413	—	—
	34,302,400	13,826,565	34,484,353