Form 10-Q
period 2023-03-31
Getty Images Holdings, Inc.
filed 2023-05-11
CIK 1898496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2023, 397,100,516 shares of Class A common stock, par value $0.0001 per share of Getty Images Holdings, Inc. were issued and outstanding.

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
These forward-looking statements are subject to a number of risks and uncertainties, including:
•our inability to continue to license third-party content and offer relevant quality and diversity of content to satisfy customer needs;
•our ability to attract new customers and retain and motivate an increase in spending by its existing customers;
•the user experience of our customers on our websites;
•the extent to which we are able to maintain and expand the breadth and quality of our content library through content licensed from third-party suppliers, content acquisitions and imagery captured by its staff of inhouse photographers;
•the mix of and basis upon which we license our content, including the price-points at, and the license models and purchase options through, which we license our content;
•the risk that we operate in a highly competitive market;
•the risk that we are unable to successfully execute our business strategy or effectively manage costs;
•our inability to effectively manage our growth;
•our inability to maintain an effective system of internal controls and financial reporting;
•the risk that we may lose the right to use “Getty Images” trademarks;
•our inability to evaluate our future prospects and challenges due to evolving markets and customers’ industries;
•the legal, social and ethical issues relating to the use of new and evolving technologies, such as Artificial Intelligence;
•the risk that our operations in and continued expansion into international markets bring additional business, political, regulatory, operational, financial and economic risks;
•our inability to adequately adapt our technology systems to ingest and deliver sufficient new content;
•the risk of technological interruptions or cybersecurity vulnerabilities;
•the inability to expand our operations into new products, services and technologies and to increase customer and supplier awareness of new and emerging products and services;
•the loss of and inability to attract and retain key personnel that could negatively impact our business growth;
•the inability to protect the proprietary information of customers and networks against security breaches and protect and enforce intellectual property rights;
•our reliance on third parties;
•the risks related to our use of independent contractors;
•the risk that an increase in government regulation of the industries and markets in which we operate could negatively impact our business;
•the impact of worldwide and regional political, military or economic conditions, including declines in foreign currencies in relation to the value of the U.S. dollar, hyperinflation, higher interest rates, devaluation the impact of recent bank failures on the marketplace and the ability to access credit and significant political or civil disturbances in international markets where we conduct business;
•the risk that claims, lawsuits and other proceedings that have been, or may be, instituted against us or our predecessors could adversely affect our business;
•the inability to maintain the listing of our Class A common stock on the New York Stock Exchange;
•volatility in our stock price and in the liquidity of the trading market for our Class A Common Stock;

•the risk that the COVID-19 pandemic and efforts to reduce its spread impacts our business, financial condition, cash flows and operation results more significantly than currently expected;
•changes in applicable laws or regulations;
•the risks associated with evolving corporate governance and public disclosure requirements;
•the risk of greater than anticipated tax liabilities;
•the risks associated with the storage and use of personally identifiable information;
•earnings-related risks such as those associated with late payments, goodwill or other intangible assets;
•our ability to obtain additional capital on commercially reasonable terms;
•the risks associated with being an “emerging growth company” within the meaning of the Securities Act of 1933, as amended;
•risks associated with our reliance on information technology in critical areas of our operations;
•our inability to pay dividends for the foreseeable future;
•the risks associated with additional issuances of Class A Common Stock without stockholder approval;
•costs related to operating as a public company; and
•those factors discussed under the heading “Item 1.A. Risk Factors” of our most recently filed Annual Report on Form 10-K.
If any of these risks materialize or our assumptions prove incorrect, actual results could differ materially from the results implied by these forward-looking statements.
These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described under the heading “Item 1.A. Risk Factors” in our most recently filed Annual Report on Form 10-K and in our other filings with the SEC. The risks described under the heading “Item 1.A. Risk Factors” in our most recently filed Annual Report on Form 10-K are not exhaustive. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)
(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$116,820	$97,912
Restricted cash	4,458	4,482
Accounts receivable – net of allowance of $6,817 and $6,460, respectively	135,200	129,603
Prepaid expenses	15,180	15,728
Taxes receivable	11,542	11,297
Other current assets	14,185	10,497
Total current assets	297,385	269,519
PROPERTY AND EQUIPMENT – NET	175,952	172,083
RIGHT OF USE ASSETS	45,353	47,231
GOODWILL	1,499,889	1,499,578
IDENTIFIABLE INTANGIBLE ASSETS – NET	416,945	419,548
DEFERRED INCOME TAXES – NET	8,328	8,272
OTHER LONG-TERM ASSETS	43,253	51,952
TOTAL	$2,487,105	$2,468,183
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$90,303	$93,766
Accrued expenses	36,537	49,327
Income taxes payable	13,274	8,031
Deferred revenue	179,522	171,371
Total current liabilities	319,636	322,495
LONG-TERM DEBT – NET	1,436,674	1,428,847
LEASE LIABILITIES	44,363	46,218
DEFERRED INCOME TAXES – NET	31,458	37,075
UNCERTAIN TAX POSITIONS	37,407	37,333
OTHER LONG-TERM LIABILITIES	3,457	3,167
Total liabilities	1,872,995	1,875,135
Commitments and contingencies (Note 7)

STOCKHOLDERS’ EQUITY:
Class A common stock, $0.0001 par value: 2.0 billion shares authorized; 396.9 million shares issued and outstanding as of March 31, 2023 and 394.8 million shares issued and outstanding as of December 31, 2022	39	39
Additional paid-in capital	1,945,803	1,936,324
Accumulated deficit	(1,279,658)	(1,282,354)
Accumulated other comprehensive loss	(100,548)	(108,928)
Total Getty Images Holdings, Inc. stockholders’ equity	565,636	545,081
Noncontrolling interest	48,474	47,967
Total stockholders’ equity	614,110	593,048
TOTAL	$2,487,105	$2,468,183
See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2023	2022
REVENUE	$235,642	$230,978

OPERATING EXPENSE:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	$63,286	61,894
Selling, general and administrative expenses	102,395	93,153
Depreciation	13,023	12,512
Amortization	7,207	12,205
Other operating expense – net	279	2,706
Operating expense	186,190	182,470
INCOME FROM OPERATIONS	49,452	48,508

OTHER EXPENSE, NET:
Interest expense	(30,497)	(29,600)
(Loss) gain on fair value adjustment for swaps and foreign currency exchange contract – net	(2,085)	12,126
Unrealized foreign exchange (loss) gains – net	(10,922)	7,043
Other non-operating expense – net	488	157

Total other expense – net	(43,016)	(10,274)
INCOME BEFORE INCOME TAXES	6,436	38,234
INCOME TAX EXPENSE	(3,233)	(13,127)

NET INCOME	3,203	25,107
Less:
Net income attributable to noncontrolling interest	507	208
Redeemable Preferred Stock dividend	—	18,847
NET INCOME ATTRIBUTABLE TO GETTY IMAGES HOLDINGS, INC.	$2,696	$6,052

Net income per share attributable to Class A Getty Images Holdings, Inc. common stockholders:
Basic	$0.01	$0.03
Diluted	$0.01	$0.03

Weighted-average Class A common shares outstanding:
Basic	395,307,317	196,103,962
Diluted	408,640,904	221,527,576
See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
NET INCOME	3,203	25,107
OTHER COMPREHENSIVE INCOME (LOSS):
Net foreign currency translation adjustment gains (losses)	8,380	(3,878)
COMPREHENSIVE INCOME	11,583	21,229
Less: Comprehensive gain attributable to noncontrolling interest	507	207
COMPREHENSIVE INCOME ATTRIBUTABLE TO GETTY IMAGES HOLDINGS, INC.	$11,076	$21,022
See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands except share amounts)
(unaudited)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Getty Images Holdings, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
BALANCE - December 31, 2022	394,771,254	$39	$1,936,324	$(1,282,354)	$(108,928)	$545,081	$47,967	$593,048
Net income	—	—	—	2,696	—	2,696	507	3,203
Net foreign currency translation adjustment gains in comprehensive income	—	—	—	—	8,380	8,380	—	8,380
Issuance of common stock in connection with option exercises	2,081,832	—	2,639	—	—	2,639	—	2,639
Equity-based compensation activity	—	—	6,840	—	—	6,840	—	6,840
BALANCE - March 31, 2023	396,853,086	39	1,945,803	(1,279,658)	(100,548)	565,636	48,474	614,110

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
(In thousands except share amounts)
(unaudited)

	Redeemable Preferred Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Getty Images Holdings, Inc. Stockholders’ Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
BALANCE — December 31, 2021	677,484	$685,350	153,313,505	$1,533	$933,569	$(1,203,440)	$(78,403)	$(346,741)	$48,056	$(298,685)
Retroactive application of recapitalization			42,781,797	(1,513)	1,513			—		—
BALANCE — December 31, 2021, after effect of recapitalization (Note 2)	677,484	$685,350	196,095,302	$20	$935,082	$(1,203,440)	$(78,403)	$(346,741)	$48,056	$(298,685)
Net income						24,899		24,899	208	25,107
Net foreign currency translation adjustment gains in comprehensive loss	—	—	—	—	—	—	(3,878)	(3,878)	(1)	(3,879)
Cumulative effect of accounting change- adoption of ASU 2019-12	—	—	—	—	—	(1,360)	—	(1,360)	—	(1,360)
Issuance of common stock in connection with option exercises	—	—	11,991	—	29	—	—	29	—	29
Equity-based compensation activity	—	—	—	—	1,741	—	—	1,741	—	1,741
Redeemable Preferred Stock dividend	18,631	18,847	—	—	(18,847)	—	—	(18,847)	—	(18,847)
BALANCE — March 31, 2022	696,115	$704,197	196,107,293	$20	$918,005	$(1,179,901)	$(82,281)	$(344,157)	$48,263	$(295,894)
See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,203	$25,107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,023	12,512
Amortization	7,207	12,205
Unrealized exchange loss (gains) on foreign denominated debt	9,489	(5,582)
Equity-based compensation	6,132	1,741
Deferred income taxes – net	(40)	7,219
Uncertain tax positions	1,222	1,143
Non-cash fair value adjustment for swaps and foreign currency exchange contracts	2,085	(11,742)
Amortization of debt issuance costs	1,031	1,495
Non cash operating lease costs	1,878	2,516
Impairment of right of use assets	—	2,563
Other	723	1,567
Changes in current assets and liabilities:
Accounts receivable	(5,721)	11,366
Accounts payable	657	5,294
Accrued expenses	(5,079)	(20,624)
Lease liabilities, non-current	(2,022)	(2,992)
Income taxes receivable/payable	(2,015)	2,412
Interest Payable	(7,573)	(948)
Deferred revenue	7,833	5,419
Other	(118)	(1,306)
Net cash provided by operating activities	31,915	49,365

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(15,525)	(16,235)
Net cash used in investing activities	(15,525)	(16,235)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(2,600)	(2,600)
Proceeds from common stock issuance	2,639	29
Cash paid for equity issuance costs	(86)	(3,081)
Net cash used in financing activities	(47)	(5,652)

EFFECTS OF EXCHANGE RATE FLUCTUATIONS	2,541	(3,586)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	18,884	23,892
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – Beginning of period	102,394	191,529
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – End of period	$121,278	$215,421
See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS
Getty Images Holdings, Inc. (the “Company” or “Getty Images”) is a preeminent global visual content creator and marketplace. Through Getty Images, iStock, and Unsplash, the Company offers a full range of content solutions to meet the needs of any customer—no matter their size—around the globe, with over 534 million assets available through its industry-leading sites. The Company services businesses in almost every country in the world with websites in 23 languages bringing content to media outlets, advertising agencies and corporations and, increasingly, serving individual creators and prosumers.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The Company’s accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting.
The Business Combination in July of 2022 was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, CCNB was treated as the “acquired” company and Legacy Getty is treated as the acquirer for financial reporting purposes. The consolidated assets, liabilities and results of operations prior to the Business Combination are those of Legacy Getty. The shares and corresponding capital amounts and earnings per share, prior to the Business Combination, have been retroactively restated based on shares reflecting the exchange ratio established in the Business Combination.
The accompanying unaudited condensed consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Certain notes or other information that are normally required by U.S. GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited financial statements. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of the Company's 2022 Annual Report on Form 10-K. The accompanying unaudited interim financial statements, in the opinion of management, include all normal and recurring adjustments necessary for a fair presentation of the Company’s unaudited financial statements for the periods presented.
The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2023 or for any other future annual or interim period.
Estimates and Assumptions — The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses reported during the period. Some of the estimates and assumptions that require the most difficult judgments are: a) the appropriateness of the valuation and useful lives of intangibles and other long-lived assets; b) the appropriateness of the amount of accrued income taxes, including the potential outcome of future tax consequences of events that have been recognized in the condensed consolidated financial statements as well as the deferred tax asset valuation allowances; c) the sufficiency of the allowance for doubtful accounts; d) the assumptions used to value equity-based compensation arrangements; e) the assumptions used to allocate transaction price to multiple performance obligations for uncapped subscription arrangements; f) the assumptions used to estimate unused capped subscription-based and credit-based products. These judgments are inherently uncertain which directly impacts their valuation and accounting. Actual results and outcomes may differ from management’s estimates and assumptions.

Cash, Cash Equivalents and Restricted Cash — The following represents the Company’s cash, cash equivalents and restricted cash as of March 31, 2023 and December 31, 2022 (in thousands):

	As of March 31, 2023	As of December 31, 2022
Cash and cash equivalents	$116,820	$97,912
Restricted cash	4,458	4,482
Total cash, cash equivalents and restricted cash	$121,278	$102,394
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
Accounts Receivable —  Net  —  Accounts receivable are trade receivables, net of reserves for allowances for doubtful accounts totaling $6.8 million as of March 31, 2023 and $6.5 million as of December 31, 2022. The Company recorded net bad debt expense of $0.5 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.
Allowance for doubtful accounts is calculated based on historical losses, existing economic conditions, and analysis of specific older account balances of customer and delegate accounts. Trade receivables are written off when collection efforts have been exhausted.
Minority Investment without Readily Determinable Fair Value — The carrying amount of the minority investments, which is included within “Other long-term assets” on the Condensed Consolidated Balance Sheets, was $9.8 million and $9.6 million as March 31, 2023 and December 31, 2022, respectively. The Company uses the measurement alternative for these equity investments and their carrying value is reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments. Revenue related to content consumed by the minority investees was not material during the three months ended March 31, 2023 and 2022.
On a quarterly basis, the Company evaluates the carrying value of its long-term investments for impairment, which includes an assessment of revenue growth, earnings performance, working capital and general market conditions. As of March 31, 2023, no adjustments to the carrying values of the Company’s long-term investments were identified as a result of this assessment. Changes in performance negatively impacting operating results and cash flows of these investments could result in the Company recording an impairment charge in future periods.
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
Recently Adopted Accounting Standard Updates — There were no new accounting standards adopted during the quarter ended March 31, 2023 that had a material impact on our financial position or results of operations.
Recently Issued Accounting Standard Updates — The Company implemented new applicable accounting pronouncements that are in effect and does not believe that there are any other new pronouncements that have been issued that might have a material impact on the Company's financial position or results of operations.
3. DERIVATIVE INSTRUMENTS
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
The following table summarizes the location and fair value amounts of derivative instruments reported in the Condensed Consolidated Balance Sheets (in thousands):

	As of March 31, 2023		As of December 31, 2022
	Asset	Liability	Asset	Liability
Derivatives not designated as hedging instruments:
Interest rate swaps	$6,947	$—	$9,032	$—
Total derivatives	$6,947	$—	$9,032	$—
Short-term derivative assets are included in “Other current assets” and long-term derivative assets are included in “Other long-term assets” on the Condensed Consolidated Balance Sheet.
The Company recognized a net loss of $2.1 million and gain of $12.1 million on the derivative instruments for the three months ended March 31, 2023 and 2022, respectively. These are included in “(Loss) gain on fair value adjustment for swaps and foreign currency exchange contract – net” on the Condensed Consolidated Statement of Operations.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s disclosable financial instruments consist of cash equivalents, interest rate swaps, and debt. Assets and liabilities measured at fair value on a recurring basis (cash equivalents and interest rates) and a nonrecurring basis (debt) are categorized in the tables below.
Financial instrument assets recorded at fair value as of March 31, 2023 and December 31, 2022 are as follows (in thousands):

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Money market funds (cash equivalents)	$40,779	$—	$—	$40,779
Derivative assets:
Interest rate swaps	—	6,947	—	6,947
	$40,779	$6,947	$—	$47,726

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds (cash equivalents)	$20,462	$—	$—	$20,462
Derivative assets:
Interest rate swaps	—	9,032	—	9,032
	$20,462	$9,032	$—	$29,494
The fair value of the Company’s money market funds is based on quoted active market prices for the funds and is determined using the market approach. The fair value of the Company’s interest rate swap contracts are based on market quotes provided by the counterparty. Quotes by the counterparty are calculated based on observable current rates and forward interest rate curves. The Company recalculates and validates this fair value using publicly available market inputs using the market approach.
Financial instrument liabilities recorded or disclosed at fair value as of March 31, 2023 and December 31, 2022 are as follows (in thousands):

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Term Loans	$—	$1,137,364	$—	$1,137,364
Senior Notes	—	299,625	—	299,625
	$—	$1,436,989	$—	$1,436,989

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Term Loans	$—	$1,112,990	$—	$1,112,990
Senior Notes	—	297,354	—	297,354
	$—	$1,410,344	$—	$1,410,344
The fair value of the Company’s Term Loans and Senior Notes are based on market quotes provided by a third-party pricing source.

5. OTHER ASSETS AND LIABILITIES
Other Long-Term Assets — Other long-term assets consisted of the following at the reported Balance Sheet dates (in thousands):

	As of March 31, 2023	As of December 31, 2022
Long term note receivable from a related party	$24,000	$24,000
Minority and other investments	12,301	12,097
Derivative asset	—	9,032
Tax receivable	2,700	2,700
Equity method investment	2,290	2,064
Long term deposits	1,615	1,609
Other	347	450
	$43,253	$51,952
Accrued Expenses — Accrued expenses at the reported Balance Sheet dates are summarized below (in thousands):

	As of March 31, 2023	As of December 31, 2022
Accrued compensation and related costs	$17,253	$23,851
Lease liabilities	9,927	10,094
Interest payable	2,438	9,993
Accrued professional fees	5,896	4,334
Other	1,023	1,055
	$36,537	$49,327

6. DEBT
Debt included the following (in thousands):

	As of March 31, 2023	As of December 31, 2022
Senior Notes	$300,000	$300,000
USD Term Loans	684,800	687,400
EUR Term Loans	456,501	446,996
Less: issuance costs and discounts amortized to interest expense	(4,627)	(5,549)
Long-term debt – net	$1,436,674	$1,428,847
The face value of the EUR Term Loans was €419.0 million as of March 31, 2023 and December 31, 2022. The table above converted the EUR Term Loans to USD using currency exchange rates as of those dates.
As of March 31, 2023, the Company was compliant with all debt covenants and obligations.
7. COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, the Company enters into certain types of agreements that contingently require the Company to indemnify counterparties against third-party claims. The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because management does not believe a material liability is probable, no related liabilities were recorded at March 31, 2023 and December 31, 2022.

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
The Company has open tax audits in various jurisdictions and some of these jurisdictions require taxpayers to pay assessed taxes in advance or at the time of appealing such assessments. One such jurisdiction is Canada, where one of the Company’s subsidiary, iStockphoto ULC, received a tax assessment from the Canada Revenue Agency (“CRA”) in March 2023. Furthermore, the CRA has communicated additional taxes will be assessed shortly. The position taken by the CRA is related to the transactions between iStockphoto ULC and other affiliates within the Getty Images group for the 2015 Canadian income tax return filed.

As part of the appeal process in Canada, the Company may be required to pay a portion of the assessment amount, which could be up to $17.0 million in 2023. Such required payment is not an admission that the Company believes it is subject to such taxes. The Company believes that the assessment is baseless and intends to appeal and vigorously contest the assessment. The Company believes it is more likely than not it will prevail on appeal, however, if the CRA were to be successful in the appeal process, the maximum potential outcome could be up to $25.0 million.
8. REVENUE
The Company distributes its content and services offerings through three primary products:
Creative — Creative, is comprised of royalty free (“RF”) photos, illustrations, vectors and videos, that are released for commercial use and cover a wide variety of commercial, conceptual and contemporary subjects, including lifestyle, business, science, health, wellness, beauty, sports, transportation and travel. This content is available for immediate use by a wide range of customers with a depth, breadth and quality allowing our customers to produce impactful websites, digital media, social media, marketing campaigns, corporate collateral, textbooks, movies, television and online video content relevant to their target geographies and audiences. We primarily source Creative content from a broad network of professional, semi-professional and amateur creators, many of whom are exclusive to Getty Images. We have a global creative insights team dedicated to providing briefing and art direction to our exclusive contributor community.
Editorial — Editorial, is comprised of photos and videos covering the world of entertainment, sports and news. We combine contemporary coverage of events around the globe and have one of the largest privately held archives globally with access to images from the beginning of photography. We invest in a dedicated editorial team which includes over 115 staff photographers and videographers to generate our own coverage in addition to coverage from our network of content partners.
Other — The Company offers a range of additional products and services to deepen the customer relationships, enhance customer loyalty and create additional differentiation in the market. These additional products and services currently include music licensing, digital asset management and distribution services, print sales and data licensing.
The following table summarizes the Company’s revenue by product (in thousands):

	Three Months Ended March 31,
	2023	2022
Creative	$146,497	$148,398
Editorial	84,625	78,753
Other	4,520	3,827
Total Revenue	$235,642	$230,978
The March 31, 2023 deferred revenue balance will be earned as content is downloaded, services are provided or upon the expiration of subscription-based products, and nearly all is expected to be earned within the next twelve months. During the three months ended March 31, 2023, the Company recognized revenue of $82.8 million, that had been included in deferred revenue as of January 1, 2023.

9. EQUITY—BASED COMPENSATION

Equity-based compensation expense is recorded in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations, net of estimated forfeitures. The Company recognized equity-based compensation - net of estimated forfeitures of $6.8 million and $1.7 million for the three months ended March 31, 2023 and 2022, respectively. The Company capitalized $0.7 million of stock-based compensation expense associated with the cost of developing internal-use software during the three months ended March 31, 2023.

The Getty Images Holdings, Inc. 2022 Equity Incentive Plan (“2022 Plan”) provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, dividend equivalents, restricted stock units (“RSU”) and other stock or cash-based awards. Equity-based awards generally vest over three or four years. Under the 2022 Plan, up to 51,104,577 shares of Class A common stock is reserved for issuance, of which 7,878,787 are available to be issued as of March 31, 2023.
Stock Options — The following tables presents a summary of the Company’s stock option activity for the three months ended March 31, 2023 (in thousands except weighted average data and years):

		Weighted	Remaining
	Number	Average	Average
	of	Exercise	Contractual
	awards	Price	Life (in Years)
Outstanding — December 31, 2022	29,935	$3.08	5.85
Granted	2,934	6.49
Exercised	(960)	2.84
Pre-vesting forfeitures	(2)	2.74
Post-vesting cancellations	—	0
Outstanding – March 31, 2023	31,907	3.4	6.06

Exercisable – March 31, 2023	26,415	$3.01	5.47
Vested and expected to vest after March 31, 2023	31,862	$3.40	6.06
Intrinsic value of stock options is calculated as the excess of market price of the Company’s common stock over the strike price of the stock options, multiplied by the number of stock options. The intrinsic value of the Company’s stock options is as follows (in thousands):

	March 31,	December 31,
	2023	2022
Stock options outstanding	$60,926	$75,888
Stock options exercisable	$56,609	$68,431
Stock options vested and expected to vest	$60,834	$75,704
The intrinsic value of stock options exercised for the three months ended March 31, 2023 was approximately $2.6 million. The intrinsic value of stock options exercised in the three months ended March 31, 2022 was insignificant.
The weighted-average grant-date fair value of stock options, the valuation model used to estimate the fair value, and the assumptions input into that model, for awards granted during the three months ended March 31, 2023 were as follows. No stock options were granted during the three months ended March 31, 2022:

Three Months Ended
March 31, 2023
Weighted average grant date fair value per award	$2.20
Valuation model used	Black-Scholes
Expected award price volatility	50.00%
Risk-free rate of return	3.70%
Expected life of awards	5.9 years
Expected rate of dividends	None
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
As of March 31, 2023 there was $9.5 million of total unrecognized compensation expense related to outstanding stock options, which the Company expects to recognize over a weighted average period of approximately 2.60 years.
Restricted Stock Units (including PRSUs) — The following table presents a summary of RSU activity (in thousands except weighted average data):

	Number
	of	Weighted Average
	awards	Grant-Date Fair Value
Outstanding — December 31, 2022	4,367	$5.58
Granted	3,239	$4.75
Vested	(1,122)	$5.56
Cancelled	(38)	$5.60
Outstanding – March 31, 2023	6,446	$5.17
As of March 31, 2023, the total unrecognized compensation expense related to restricted stock units is approximately $32.7 million, which is expected to be recognized over a weighted average period of approximately 2.84 years .

Performance Stock Units — The following table presents a summary of PSU activity (in thousands except weighted average data):

Number
	of	Weighted Average
	awards	Grant-Date Fair Value
Outstanding — December 31, 2022	—	$—
Granted	921	$4.73
Vested	—	$—
Cancelled	—	$—
Outstanding – March 31, 2023	921	$4.73

The number of units subject to future vesting is based on annual Company achieved factors, such as Revenue growth and Adjusted EBITDA less Capital Expenditures growth. Unvested units are expected to vest at the determination date of March 20, 2024, and expense recognized is adjusted quarterly for expected achievement. In addition to the granted shares in the table above, the Company issued an incremental 1.8 million performance stock units that will have an accounting grant date in future periods upon achieved factors being set. Performance stock units achievement is at the discretion of the Compensation Committee of the Board of Directors.
10. INCOME TAXES
The Company recorded an income tax expense of $3.2 million for the three months ended March 31, 2023, as compared to income tax expense of $13.1 million for the three months ended March 31, 2022. The decrease in tax expense compared to the prior year is primarily due to a change in valuation allowance. The provision for income taxes for interim periods is determined using an estimate of the Company’s annual effective rate. Any changes to the estimated annual rate are recorded in the interim period in which the change occurs.

The Company’s effective income tax rate for the three months ended March 31, 2023 is 50.2%. The most significant drivers of the difference between the Company’s 2023 statutory U.S. federal income tax rate of 21.0% and the Company’s effective tax rate are primarily due to jurisdictions with losses for which no tax benefit can be recognized and foreign withholding tax expense not analogous to pre-tax income. The effective income tax rate for the three months ended March 31, 2022 was 34.3%. The most significant drivers of the difference between the Company’s 2022 statutory U.S. federal income tax rate of 21.0% and the Company’s effective tax rate are primarily due to jurisdictions with losses for which no tax benefit can be recognized and foreign withholding tax expense not analogous to pre-tax income.
11. NET INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table sets forth the computation of basic and diluted income per share of Class A common stock (amounts in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
NET INCOME	$3,203	$25,107
Less:
Net income attributable to noncontrolling interest	507	208
Redeemable Preferred Stock dividend	—	18,847
NET INCOME ATTRIBUTABLE TO GETTY IMAGES HOLDINGS, INC.	$2,696	$6,052

Weighted-average Class A common stock outstanding:
Basic	395,307,317	196,103,962
Effect of dilutive securities	13,333,587	25,423,614
Diluted	408,640,904	221,527,576
Net income per share of Class A common stock attributable to Getty Images Holdings, Inc. common stockholders:
Basic	$0.01	$0.03
Diluted	$0.01	$0.03
The following are excluded from the computation of diluted net income per share of Class A common stock for the three months ended March 31, 2023 as their effect would have been anti-dilutive:

March 31,
2023
Common stock options	4,469,347
Restricted stock units	3,168,184
7,637,531

There were no anti-dilutive shares for the three months ended March 31, 2022. Performance stock units were not included in the calculation of diluted earnings per share as the necessary conditions had not been met as of March 31, 2023.
12. SUBSEQUENT EVENTS
On May 4th 2023, the Company amended the existing senior secured credit facility to among other things, (i) upsize the total amount of commitments under the revolving credit facility capacity from $80.0 million to $150.0 million; and (ii) extend the maturity of the revolving credit facility until May 4, 2028. The revolving credit facility remains undrawn.

In addition, on May 10, 2023, the Company used $20.0 million of cash to repay a portion of the USD Term Loans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated or the context otherwise requires, references in this section to the “Company,” “Getty Images,” “we,” “us,” “our” and other similar terms refer to Getty Images Holdings, Inc. and its subsidiaries after completion of the Business Combination (as defined below) and Griffey Global Holdings, Inc., a Delaware corporation ("Legacy Getty"), prior to the completion of the Business Combination. The following discussion and analysis of the financial condition and results of operations of Getty Images should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The discussion should also be read together with the "Cautionary Note Regarding Forward-Looking Statements" in this Quarterly Report on Form 10-Q, and the “Item 1.A. Risk Factors” section and historical audited annual consolidated financial statements of Getty Images Holdings, Inc. as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020 and the respective notes thereto, included in our most recently filed Annual Report on Form 10-K (the "2022 Form 10-K").
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
Getty Images is a preeminent global visual content creator and marketplace. Through Getty Images, iStock, and Unsplash, we offer a full range of content solutions to meet the needs of any customer—no matter their size—around the globe, with over 534 million assets available through its industry-leading sites. New content and coverage is added daily, with 8-10 million new assets added each quarter and over 2.7 billion searches annually. The Company had more than 828,000 purchasing customers, with customers from almost every country in the world with websites in 23 languages bringing the world’s best content to media outlets, advertising agencies and corporations of all sizes and, increasingly, serving individual creators and prosumers.
In support of its content, Getty Images employs over 115 staff photographers and videographers, distributes the content of over 527,000 contributors and more than 310 premium content partners. Over 80,000 of our contributors are exclusive to the Company, creating content that can’t be found anywhere else. Each year, we cover more than 160,000 global events across news, sport and entertainment, providing a depth and breadth of coverage that is unmatched. Getty Images also maintains one of the largest and best privately-owned photographic archives in the world with over 135 million images across geographies, time periods and verticals.
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
For over 28 years, Getty Images has embraced innovation; from analogue to digital, from offline to e-commerce, from stills to video, from single image purchasing to subscriptions, from websites to application programming interfaces (“APIs”). With quality content at the core of our offerings, we embrace innovation as a means to better service our existing customers and to reach new ones.
Creative
Creative, is comprised of royalty free (“RF”) photos, illustrations, vectors and videos, that are released for commercial use and cover a wide variety of commercial, conceptual and contemporary subjects, including lifestyle, business, science, health, wellness, beauty, sports, transportation and travel. This content is available for immediate use by a wide range of customers with a depth, breadth and quality allowing our customers to produce impactful websites, digital media, social media, marketing campaigns, corporate collateral, textbooks, movies, television and online video content relevant to their target geographies and audiences. We primarily source Creative content from a broad network of professional, semi-professional and amateur creators, many of whom are exclusive to Getty Images. We have a global creative insights team dedicated to providing briefing and art direction to our exclusive contributor community. Creative represents 62.2% and 64.2% of our revenue of which 49.4% and 45.2% is generated through our annual subscription products, for the three months ended March 31, 2023 and 2022, respectively. Annual Subscription products include products and subscriptions with a duration of 12 months or longer, Unsplash API and Custom Content.
Editorial
Editorial, is comprised of photos and videos covering the world of entertainment, sports and news. We combine contemporary coverage of events around the globe with one of the largest privately held archives globally with access to images from the beginning of photography. We invest in a dedicated editorial team which includes over 115 staff photographers and videographers to generate our own coverage in addition to coverage from our network of content partners. Editorial represents 35.9% and 34.1% of our revenue, of which 53.4% and 54.3% is generated through our annual subscription products, for the three months ended March 31, 2023 and 2022, respectively. Annual Subscription products include subscriptions with a duration of 12 months or longer.
Other
Other represents 1.9% and 1.7% of our revenue for the three months ended March 31, 2023 and 2022, respectively. This includes music licensing, digital asset management and distribution services, print sales and data licensing.
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

Unsplash
Unsplash.com is a platform offering free stock photo downloads and paid subscriptions targeted to the high-growth prosumer and semi-professional creator segments. The Unsplash website reaches a significant and geographically diverse audience with more than 99 million image downloads every month. This acquisition, which closed on April 1, 2021, expanded our presence across the full spectrum of the world’s growing creative community. On October 4, 2022, Unsplash launched Unsplash+, an unlimited paid subscription providing access to unique released content, in an ad-free environment and with expanded legal protections.
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
For customers:
•We offer a comprehensive suite of high quality, authentic content, purchase and licensing options and services to meet the needs of our customers, regardless of project requirements, needs or budgets.
•Our content sourcing and production, rights oversight, websites and content distribution are all supported by a unique, scalable cloud-based unified platform with powerful artificial intelligence/machine learning and data addressing all customers at scale.
•Customers can avoid the costly investment and environmental impact of producing content on their own. This can include costs incurred from staffing, travel and access, model and location, hardware and production, and editing.
•Customers do not have to wait for content to be produced and distributed and can avoid the difficulties and pitfalls of searching across the internet to locate and negotiate for rights to license or use specific content. Our best-in-class, scaled infrastructure offers customers a one-stop shop for instant content access and maneuverability.
•Customers licensing from Getty Images and iStock receive trusted copyright claim protections, model and property releases and the ability to secure the necessary clearances for their intended use of the content.
For content contributors:
•Access to a marketplace that reaches almost every country in the world, across all customer categories and sizes and generated annual royalties in excess of $220 million for the twelve months ended March 31, 2023.
•We maintain a dedicated and experienced creative insights team focused on understanding changes in customer demand, the visual landscape, the authentic portrayal of communities and cultures, and the evolution of core creative concepts. We work closely with leading organizations to augment our proprietary research and understanding of communities and cultures to provide content with authentic depiction. We convey this research to our exclusive contributors via actionable insights allowing them to invest in and create content that accurately caters to changing consumer demand and up to date market trends.
•Not only do we provide exclusive contributors with scaled access to end markets and proprietary information, but we also provide premium royalty rates. This allows our exclusive contributors and partners to confidently invest more into their productions with the potential to generate higher returns.
•Partnering with Getty Images allows contributors to focus on content creation and avoid time and financial investment in the marketing, sales, distribution and management of their content.
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
In addition to the consideration paid at Closing, in the third quarter of 2022, in accordance with the Business Combination Agreement, the Company issued 58,999,956 shares of Class A Common Stock (Earn-Out Shares) to equity holders of Legacy Getty. See also “Note 5 — Common Stock Warrants” and “Note 16 — Stockholders’ Equity Deficit” in our consolidated financial statements included in our 2022 Form 10-K for additional information on transactions related to the Business Combination.
Key Performance Indicators (KPI)
The Key Performance Indicators outlined below are the metrics that provide management with the most immediate understanding of the drivers of business performance and our ability to deliver shareholder return, track to financial targets and prioritize customer satisfaction. Note, KPI comparisons to periods prior to trailing twelve-months March 31, 2023 reflect some COVID-19 impact.
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

	Twelve Months Ended March 31,
	2023	2022
LTM total purchasing customers (thousands)[1]	829	825
LTM total active annual subscribers (thousands)[1]	150	81
LTM paid download volume (millions)[1,2]	95	89
LTM annual subscriber revenue retention rate	99.8%	104.6%
Image collection (millions)[1]	510	466
Video collection (millions)	25	21
LTM video attachment rate[1,3]	13.4%	12.0%
________________________
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

Total active annual subscribers is the count of customers who were on an annual subscription product during the LTM reporting period. This metric provides management and investors with visibility into the rate at which we are growing our annual subscriber base and is highly correlated to the percentage of our revenue that comes from annual subscription products. Growth in annual subscribers reflects the Company’s deliberate focus on expanding its subscription offerings for customers to provide comprehensive content solutions across all price points. Absent the reporting changes noted above, LTM total active annual subscribers under legacy reporting would have been 135 thousand, up 66% from March 31, 2023 to March 31, 2022.

Paid download volume is a count of the number of paid downloads by our customers in the reported period. This metric informs both management and investors about the volumes at which customers are engaging with our content over time. Growth in paid download volumes is a signal that our content is continuing to meet the evolving needs of our customers. Paid download volume increased in the LTM ended March 31, 2023, as compared to the LTM ended March 31, 2022.

Annual subscriber revenue retention rate calculates retention of total revenue for customers on annual subscription products, comparing the customer’s total booked revenue (inclusive of both annual subscription and non-annual subscription products) in the LTM period to the prior twelve month period. For example, LTM annual subscriber booked revenue (the amount of revenue invoiced to customers) for the period ended March 31, 2023 was 99.8% of revenue from these customers in the period ended March 31, 2022. Revenue retention rate informs management and investors on the degree to which we are maintaining or growing revenue from our annual subscriber base. As we continue to focus on growing subscriptions as percentage of total revenue, revenue retention for these customers is a key driver of the predictability of our financial model with respect to revenue. LTM annual subscriber revenue retention rate decreased for the period ended March 31, 2023, as compared to the period ended March 31, 2022. This decrease was largely due to the LTM ended March 31, 2022 benefiting from the COVID impacted LTM ended March 31, 2021. Absent the reporting changes noted above, LTM annual subscriber retention rate under legacy reporting would have been 99.0%.

Image and Video collection is a count of the total images and videos in our content library as of the reporting date. Management and investors can view growth in the size, both depth and breadth, of the content library as an indication of our ability to continue to expand our content offering with premium, high quality, contemporary content to meet the evolving needs of our customers. Image and video collections increased during the period ended March 31, 2023 as compared to the period ended March 31, 2022.

Video attachment rate is a measure of the percentage of total paid customer downloaders who are video downloaders. Customer demand for video content continues to grow and represents a significant opportunity for revenue growth for Getty Images. The video attachment rate provides management and investors with an indication of our customers’ level of engagement with our video content offering. Our expansion of video across our subscription products is focused on further increasing the attachment rate over time. The increase in video attachment rates from the LTM period ended March 31, 2022 to the period ended March 31, 2023 reflects the increase in video demand from our customers.
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

Our future financial condition and results of operation will also be dependent upon various factors that generally affect the digital content industry, including the general trends affecting the media, marketing and advertising customer bases that we target, protection of intellectual property, and new and expanding technology such as generative artificial intelligence technologies. In addition, our financial condition and results of operation will continue to be affected by factors that affect internet commerce companies and by general macroeconomic factors such as the global uncertainty caused by, among other things, the military conflict between Russia and Ukraine, high interest rates, currency fluctuations, high inflation and labor shortages.

Results of Operations
Consolidated statements of operations

(In thousands)	Three Months Ended March 31,		increase (decrease)
	2023	2022	$ change	% change
Revenue	$235,642	$230,978	$4,664	2.0%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	63,286	61,894	1,392	2.2%
Selling, general and administrative expenses	102,395	93,153	9,242	9.9%
Depreciation	13,023	12,512	511	4.1%
Amortization	7,207	12,205	(4,998)	(41.0)%
Other operating expense – net	279	2,706	(2,427)	(90)%
Operating expense	186,190	182,470	3,720	2.0%
Income from operations	49,452	48,508	944	1.9%
Interest expense	(30,497)	(29,600)	(897)	3.0%
(Loss) gain on fair value adjustment for swaps and foreign currency exchange contract – net	(2,085)	12,126	(14,211)	(117.2)%
Unrealized foreign exchange (loss) gains – net	(10,922)	7,043	(17,965)	NM
Other non-operating expense – net	488	157	331	211%
Total other expense – net	(43,016)	(10,274)	(32,742)	319%
Income before income taxes	6,436	38,234	(31,798)	(83)%
Income tax expense	(3,233)	(13,127)	9,894	(75.4)%
Net income	$3,203	$25,107	$(21,904)	(87)%
________________________
NM - Not meaningful
Comparison of the Three Months Ended March 31, 2023 and 2022
The following table presents our results of operations for the periods indicated:
Revenue by product

(In thousands)	Three Months Ended March 31,				increase / (decrease)
	2023	% of revenue	2022	% of revenue	$ change	% change	CN % change
Creative	146,497	62.2%	148,398	64.2%	(1,901)	(1.3)%	1.9%
Editorial	84,625	35.9%	78,753	34.1%	5,872	7.5%	11.3%
Other	4,520	1.9%	3,827	1.7%	693	18.1%	22.4%
Total revenue	$235,642	100.0%	$230,978	100.0%	$4,664	2.0%	5.5%
Consolidated Revenue. For the three months ended March 31, 2023, reported revenue was $235.6 million as compared to reported revenue of $231.0 million for the three months ended March 31, 2022. On a reported basis, revenue increased by 2.0% (increased 5.5% CN) for the three months ended March 31, 2023. Foreign exchange movements have negatively impacted reported revenue growth for the three months ended March 31, 2023 by 350 basis points, largely driven by the strengthening dollar relative to the EUR and GBP.
Creative. In Creative, revenue decreased on a reported basis 1.3% (increased 1.9% CN) for the three months ended March 31, 2023 as compared to the same period in 2022. At the product level, decreases for the three-month period included Getty Images ALC video (decreased $2.8 million) and iStock monthly subscriptions and ALC credit sales (decreased $4.1 million), which was largely due to our continued focus on driving customers to our committed solutions. Increases were led by our Premium Access subscriptions (increased $2.1 million) and iStock annual subscriptions (increased $2.8 million). Absent the currency impact within the quarter, the annual subscriptions grew across all product offerings, more than offsetting the declines within our ALC products.

Editorial. In Editorial, revenue increased on a reported basis 7.5% (increased 11.3% CN) for the three months ended March 31, 2023. The increase was seen across both assignments (increased by $2.6 million) and editorial subscription and Premium Access offerings (increased $2.4 million). Increases were primarily in entertainment, which had a markedly higher number of events and with fewer access restrictions that had remained in place since the start of the COVID-19 pandemic in 2020.
Other. This category includes music licensing, digital asset management and distribution services, print sales, and data licensing. Revenue for the three months ended March 31, 2023 from our Other products increased on a reported basis by 18.1% (increased 22.4% CN) compared to the same period in 2022. The increase for the three months ended March 31, 2023 was driven by data licensing (increase of $0.4 million), digital asset management and distribution services (increase of $0.4 million) and music licensing (increase of $0.3 million), which was partially offset by print sales (decreased by $0.4 million).
Cost of revenue (exclusive of depreciation and amortization). Cost of revenue for the three months ended March 31, 2023 was $63.3 million (26.9% of revenue) compared to $61.9 million (26.8% of revenue) in the same prior year period. The increase in cost of revenue as a percentage of revenue compared to the prior period was due primarily to revenue mix by product. Generally, cost of revenue rates vary modestly period over period based on changes in revenue mix by product, as royalty rates vary depending on the license model and use of content.
Selling, general and administrative expense. Reported SG&A expense increased by $9.2 million or 9.9% (increased 12.8% CN) for the three months ended March 31, 2023 as compared to the same period in 2022. SG&A fluctuations from the prior period include the following:

•increase of $5.9 million related to staff costs for the three months ended March 31, 2023. The increase was largely driven by equity-based compensation, resulting primarily from restricted stock units which were first granted in December 2022.
•increase in professional fees of $2.5 million for the three months ended March 31, 2023. The increase is primarily related to legal fees for litigation-related activities as well as costs associated with our public company reporting efforts.
•increase in marketing spend of 3.9% ($0.5 million) for the three months ended March 31, 2023. For the three months ended March 31, 2023, marketing spend as a percentage of sales increased to 6.2% from the three months ended March 31, 2022 ratio of 6.1%. This increase was due primarily to increased investment in affiliate marketing.
Depreciation expense. For the three months ended March 31, 2023, depreciation expense was $13.0 million, which was in line with the prior year period.
Amortization expense. For the three months ended March 31, 2023, amortization expense was $7.2 million, which was a decrease of $5.0 million compared to the prior year period. The decrease was due to several of our intangible assets becoming fully amortized in the fourth quarter of 2022.
Other operating expense (income) - net. For the three months ended March 31, 2023, the decrease in other operating expense, net from prior period was $2.4 million. The decrease was driven by the abandonment of some of our office space in North America which occurred in the prior year period.
Interest expense. We recognized interest expense of $30.5 million and $29.6 million for the three months ended March 31, 2023 and March 31, 2022, respectively. Our interest expense primarily consists of interest charges on our outstanding U.S. dollar and Euro term loans (the “Term Loans”), $300.0 million of Senior Unsecured Notes (the “Senior Notes”), and the unused portion of our revolving credit facility as well as the amortization of original issue discount on our Term Loans and amortization of deferred debt financing fees.
Fair value adjustment for swaps and foreign currency exchange contract - net. We recognized fair value adjustment losses for our swaps and foreign currency exchange contracts, net of $2.1 million for the three months ended March 31, 2023, compared with net gains of $12.1 million for the three months ended March 31, 2022. Gains and losses are driven by changes in interest and foreign exchange rates, relative to the rates in our derivatives.
Unrealized Foreign exchange gains - net. We recognized foreign exchange losses, net of $10.9 million for the three months ended March 31, 2023, compared with gains of $7.0 million for the three months ended March 31, 2022. These changes are primarily driven by fluctuations in the EUR related to our EUR Term Loans.

Other non-operating (expense) income - net. We recognized insignificant amounts of other non-operating income, net for the three months ended March 31, 2023 and 2022.
Income tax expense. The Company’s income tax expense decreased by $9.9 million to an expense of $3.2 million for the three months ended March 31, 2023, as compared to an expense of $13.1 million for the three months ended March 31, 2022. The Company’s effective income tax rate for the three months ended March 31, 2023 is 50.2%, as compared to 34.3% for the three months ended March 31, 2022. The decrease in tax expense compared to the prior year is primarily due to jurisdictions with losses for which no tax benefit can be recognized.

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

(in thousands)	Three Months Ended March 31,
	2023	2022
Net income	$3,203	$25,107
Add/(less) non-GAAP adjustments:
Depreciation and amortization	20,230	24,717
Other operating expense - net	279	2,706
Interest expense	30,497	29,600
Fair value adjustments, foreign exchange and other non operating expense (income) [1]	12,519	(19,326)
Income tax expense	3,233	13,127
Stock based compensation expense	6,132	1,741
Adjusted EBITDA	$76,093	$77,672
Net income margin	1.4%	10.9%
Adjusted EBITDA Margin	32.3%	33.6%
________________________
(1) Fair value adjustments for our swaps and foreign currency exchange contracts, foreign exchange gains (losses) and other insignificant non-operating related expenses (income).

Liquidity and Capital Resources
Our sources of liquidity are our existing cash and cash equivalents, cash provided by operations and amounts available under our revolving credit facility. As of March 31, 2023 and December 31, 2021, we had cash and cash equivalents of $116.8 million and $97.9 million, respectively, and availability under our revolving credit facility, which expires in February 2024, of $80.0 million. On May 4, 2023, we increased and extended our revolving credit facility to $150.0 million, which expires May 4, 2028. Additionally, on May 10, 2023, we used $20.0 million of cash to repay a portion of our USD Term Loans. Our principal liquidity needs include debt service and capital expenditures, as well as those required to support working capital, internal growth, and strategic acquisitions and investments. Deferred revenue represents the majority of our current liabilities, which given its nature is not expected to require cash settlement.
We have previously disclosed that we have open tax audits in various jurisdictions and some of these jurisdictions require taxpayers to pay assessed taxes in advance or at the time of appealing such assessments. One such jurisdiction is Canada, where our subsidiary iStockphoto ULC received a tax assessment from the CRA in March 2023. Furthermore, the CRA has communicated additional taxes will be assessed shortly. The position taken by the CRA is related to the transactions between iStockphoto ULC and other affiliates within the Getty group for the 2015 Canadian income tax return filed.

As part of the appeal process in Canada, we may be required to pay a portion of the assessment amount, which could be up to $17.0 million in 2023. Such required payment is not an admission that we believe we are subject to such taxes. We believe that the assessment is baseless and intend to appeal and vigorously contest the assessment. We believe it is more likely than not that we will prevail on appeal, however, if the CRA were to be successful in the appeal process, the maximum potential outcome could be up to $25.0 million.
Future cash needs
We expect to fund our ordinary course operating activities from existing cash and cash flows from operations and believe that these sources of liquidity will be sufficient to fund our ordinary course operations and other planned investing activities for at least the next 12 months and thereafter for the foreseeable future. From time to time, we may evaluate potential acquisitions, investments and other growth and strategic opportunities. While we believe we have sufficient liquidity to fund our ordinary course operations for the foreseeable future, our sources of liquidity could be affected by current and future difficult economic conditions, payment of certain restructuring costs, reliance on key personnel, international risks, intellectual property claims, the resolution of pending or future tax audits or other factors described herein under “Potential Liability and Insurance” below and “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
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
Our liquidity may also be adversely affected by the resolution of pending or future tax audits. We may be subject to tax liabilities in excess of amounts reserved for liabilities for uncertain tax positions on our condensed consolidated balance sheets. In addition, certain jurisdictions in which we have current open tax audits require taxpayers to pay assessed taxes in advance of contesting, whether by way of litigation or appeal, an adverse determination or assessment by the relevant taxing authority. The amount of any such advance payment depends upon the amount in controversy and may be material, and payment of any such amount could adversely affect our liquidity. A jurisdiction that collects any such advance payment generally will repay such amounts if we ultimately prevail in the related litigation or appeal. See “Note 13.

Commitments and Contingencies” and “Note 20. Income Taxes” in our consolidated financial statements included in our 2022 Form 10-K for additional discussions of our pending tax audits and our uncertain tax positions and risks related thereto.
Cash Flows

	Three Months Ended March 31,		increase (decrease)
(Dollars in thousands)	2023	2022	$ change	% change
Net cash provided by operating activities	$31,915	$49,365	$(17,450)	(35.3)%
Net cash used in investing activities	$(15,525)	$(16,235)	$710	4.4%
Net cash used in financing activities	$(47)	$(5,652)	$5,605	99.2%
Effects of exchange rate fluctuations	$2,541	$(3,586)	$6,127	NM
________________________
NM - Not meaningful
Cash provided by operating activities was $31.9 million for the three months ended March 31, 2023 as compared to cash provided by operating activities of $49.4 million for the three months ended March 31, 2022. Net cash provided by operating activities for the three months ended March 31, 2023 is primarily due to net income of $3.2 million adjusted for noncash expenses of $42.8 million, with an increase in deferred revenue ($7.8 million). These increases were offset by a decrease in accrued expenses ($5.1 million) and interest payable ($7.6 million) along with an increase in accounts receivable ($5.7 million).
Our investing activities used $15.5 million and $16.2 million in cash during the three months ended March 31, 2023 and 2022, respectively, which was used to acquire property and equipment. The property and equipment is mainly related to internal software development as we continue to innovate and invest in the design, user experience and performance of our websites.
For the three months ended March 31, 2023, our financing activities used an insignificant amount and for the three months ending March 31, 2022 used $5.7 million of cash. Financing activities for the three months ended March 31, 2023 includes proceeds from common stock issuance related to employee options exercised and principal payments on our Term Loans.
Contractual obligations, guarantees and other potentially significant uses of cash
A summary of contractual cash obligations as of December 31, 2022 were as follows:

(Dollars in thousands)	2023-2024	2025-2026	2027 and thereafter	Total
Long-term indebtedness, including current portion and interest[1]	$259,513	$1,295,037	$314,625	$1,869,175
Operating lease obligations[2]	25,813	18,775	26,618	71,206
Minimum royalty guarantee payments to suppliers of content[3]	77,122	55,049	26,082	158,253
IT Commitments	7,643	2,072	—	9,715
Other commitments	3,040	255	—	3,295
Total	$373,131	$1,371,188	$367,325	$2,111,644
________________________
1 Interest payments are estimated based on interest rate curves valued as of December 31, 2022.
2 Offsetting operating lease payments will be immaterial receipts for subleased facilities.
3 Offsetting the minimum royalty guarantee payments to content suppliers will be minimum guaranteed receipts from content suppliers.
On May 10, 2023, we used $20.0 million of cash to repay a portion of our USD Term Loans. There were no other material changes to the commitments since December 31, 2022.

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
Off-balance sheet arrangements
From time to time, we may issue small amounts of letters of credit to provide credit support for leases, guarantees, and contractual commitments. The fair values of the letters of credit reflect the amount of the underlying obligation and are subject to fees competitively determined in the marketplace. As of March 31, 2023 and December 31, 2022, we had no material letters of credit outstanding or other off-balance sheet arrangements except for operating leases entered into in the normal course of business.
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
Potential Liability and Insurance
We indemnify certain customers from claims related to alleged infringements of the intellectual property rights of third parties or misappropriation of publicity or personality rights of third parties, such as claims arising from copyright infringement or failure to secure model and property releases for images we license if such a release is required. The standard terms of these indemnifications require us to defend those claims upon notice and pay related damages, if any. We typically mitigate this risk by requiring all uses of licenses to be within the scope of our licenses, and by securing necessary model and property releases for Creative Stills content and by contractually requiring contributing photographers and other content partners to do the same prior to submitting any content to us, and by limiting damages/liability in certain circumstances. Additionally, we require all contributors and Image Partners, as well as companies that are potential acquisition targets to warrant that the content licensed to or purchased by us does not and will not infringe upon or misappropriate the rights of third parties. We also require contributing photographers, Image Partners and other content partners and sellers of businesses or image collections that we have purchased to indemnify us in certain circumstances where a claim arises in relation to an image they have provided or sold to us. Image Partners and other content partners are also typically required to carry insurance policies for losses related to such claims and individual contributors are encouraged to carry such policies and we have insurance policies to cover litigation costs for such claims. We will record liabilities for these indemnifications if and when such claims are probable and the range of possible payments and available recourse from content partners can be estimated, as applicable. Historically, the exposure to such claims has been immaterial, as were the recorded liabilities for intellectual property infringement at March 31, 2023 and December 31, 2022. As such, management believes the estimated fair value of these liabilities is minimal.
In the ordinary course of business, we also enter into certain types of agreements that contingently require us to indemnify counterparties against third-party claims. These may include:
•agreements with vendors and suppliers, under which we may indemnify them against claims arising from our use of their products or services;
•agreements with customers other than those licensing images, under which we may indemnify them against claims and uncollectible trade accounts receivable arising from their use of our products or services in their markets;
•agreements with agents, delegates and distributors, under which we may indemnify them against claims arising from their distribution of our products or services;
•real estate and equipment leases, under which we may indemnify lessors against third-party claims relating to use of their property;

•agreements with directors and officers, under which we indemnify them to the full extent allowed by Delaware law against claims relating to their service to us; and
•agreements with purchasers of businesses we have sold, under which we may indemnify the purchasers against claims arising from our operation of the businesses prior to sale.
The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because management does not believe a liability is probable, no related liabilities were recorded at March 31, 2023 and December 31, 2022. We are subject to a variety of claims and suits that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties and management’s judgment about these matters may change in the future. Additionally, we hold insurance policies that mitigate potential losses arising from certain indemnifications, and historically, significant costs related to performance under these obligations have not been incurred.
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
•the assumptions used to estimate unused capped subscription-based and credit-based products;
•the assumptions used to allocate transaction price to multiple performance obligations for uncapped subscription arrangements;
•the sufficiency of the allowance for doubtful accounts;
•the assumptions used to assess the recoverability of goodwill;
•the appropriateness of the valuation and useful lives of intangibles and other long-lived assets;
•the assumptions used to value equity-based compensation arrangements;
•the appropriateness of the amount of accrued income taxes, including the potential outcome of future tax consequences of events that have been recognized in the consolidated financial statements as well as the deferred tax asset valuation allowances; and
These judgments are inherently uncertain which directly impacts their valuation and accounting. Actual results and outcomes may differ from our estimates and assumptions.
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
We recognize revenue gross of contributor royalties because we are the principal in the transaction as we are the party responsible for the performance obligation and we control the product or service prior to transferring to the customer. We also license content to customers through third-party delegates worldwide (approximately 3% of total revenues for the three months ended March 31, 2023 and 2022). Delegates sell our products directly to customers as the principal in those transactions. Accordingly, we recognize revenue net of costs paid to delegates. Delegates typically earn and retain 35% to 50% of the license fee, and we recognize the remaining 65% to 50% as revenue.
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
Foreign currencies
Assets and liabilities for subsidiaries with functional currencies other than the U.S. dollar are recorded in foreign currencies and translated at the exchange rate on the Balance Sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to “Other comprehensive income (loss)”, as a separate component of stockholder’s deficit. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in “Foreign exchange gain (losses) — net” in the Consolidated Statements of Operations. For the three months ended March 31, 2023 and 2022, the Company recognized net foreign currency transaction losses of $10.9 million and gains of $7.0 million, respectively.
Accounts receivable, net
Accounts receivable are trade receivables, net of reserves for allowances for doubtful accounts totaling $6.8 million as of March 31, 2023 and $6.5 million as of December 31, 2022.
Allowance for doubtful accounts is calculated based on historical losses, existing economic conditions, and analysis of specific older account balances of customer and delegate accounts. Trade receivables are written off when collection efforts have been exhausted. The allowance for sales returns is estimated based on historical returns as a percentage of revenue. Estimated sales returns are recorded as a reduction of revenue and were insignificant in all periods presented. Less than 6% of the recorded trade receivables were more than 90 days past-due as of March 31, 2023, compared to less than 7% at December 31, 2022. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers and their dispersion across many geographic areas.
Goodwill
The Company evaluates goodwill for impairment annually or more frequently when an event occurs, or circumstances change that indicate the carrying value of the one reporting unit may not be recoverable. Circumstances that could indicate impairment and require impairment tests more frequently than annually include: significant adverse changes in legal factors or market and economic conditions, a significant decline in the financial results of the Company’s operations, significant changes in strategic plans, adverse actions by regulators, unanticipated changes in competition and market share, or a planned disposition of a significant portion of the business. Management performs the annual goodwill impairment analysis as of October 1 each year. The Company performed a qualitative screen for its 2022 goodwill impairment analyses. All of the factors above were considered as well as the Company's stock price and the indicated transaction equity value under the terms of the Business Combination Agreement. Given the significant headroom in excess of 100%, the Company passed a qualitative assessment in regard to goodwill impairment, determining that it is unlikely the fair value of the reporting unit is less than its carrying value. As circumstances change, it is possible that future goodwill impairment analysis could result in goodwill impairments, which would be included in the calculation of income or loss from operations.
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
Prior to the Business Combination, certain employees of the Company were granted equity awards under Legacy Getty’s Amended and Restated 2012 Equity Incentive Plan (“Legacy Getty 2012 Plan”). Upon closing of the Business Combination, awards under the Legacy Getty 2012 Plan were converted at the Exchange Ratio, and the Company’s board of directors approved the Getty Images Holdings, Inc. 2022 Equity Incentive Plan (“2022 Plan”). The 2022 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, dividend equivalents, restricted stock units, performance stock units and other stock or cash-based awards. Under the 2022 Plan, up to 51,104,577 shares of Class A common stock are reserved for issuance, of which 7,878,787 do not currently underlie outstanding equity incentive plan awards as of March 31, 2023.
Common Stock Valuations
For reporting periods prior to the closing of the Business Combination on July 22, 2022, our board of directors utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately Held Company Equity Securities Issued as Compensation, to estimate the fair value of Legacy Getty’s common stock. These estimates and assumptions include numerous objective and subjective factors to determine the fair value of common stock at each grant date, including the following factors:
•relevant precedent transactions including our capital transactions;
•the liquidation preferences, rights, preferences, and privileges of preferred stock relative to the common stock;
•our actual operating and financial performance;
•our current business conditions and projections;
•our stage of development;
•the likelihood and timing of achieving a liquidity event for the common stock underlying the stock options, such as an initial public offering, given prevailing market conditions;
•any adjustment necessary to recognize a lack of marketability of the common stock underlying the granted options;
•the market performance of comparable publicly traded companies; and
•U.S. and global capital market conditions.
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
Recent Accounting Pronouncements
Please refer to “Note 2. Summary of Significant Accounting Policies” in our condensed consolidated financial statements included elsewhere in this report.
Item 3.    Quantitative and qualitative disclosures about market risk
Interest rate market risk
We are exposed to changes in Adjusted Term SOFR interest rates on the USD Term Loans of the senior secured credit facilities subject to a minimum floor of 0.00%. Adjusted Term SOFR is equal to Term SOFR plus 0.10% As of March 31, 2023, the principal outstanding of our USD Term Loans of the senior secured credit facility was $684.8 million. As of March 31, 2023, the applicable Adjusted Term SOFR is above said floor. Based on the principal outstanding, as of March 31, 2023 each one eighth percentage point increase in Term SOFR would correspondingly increase our interest expense on the senior secured credit facilities by approximately $0.9 million per annum. To offset our exposure to interest rate changes, Getty Images has entered into interest rate swap agreements with notionals of $355.0 million. These swap arrangements have an embedded floor of 0.00%.and are exposed to change in LIBOR interest rates, Based on the notional outstanding, as of March 31, 2023 each one eighth percentage point increase in LIBOR would correspondingly decrease our interest expense by approximately $0.4 million per annum. We are also exposed to changes in EURIBOR interest rates on the senior secured term loan, subject to a minimum floor of 0.00%. As of March 31, 2023, the principal outstanding of our EUR Term Loans of the senior secured term was €419.0 million. Based on the principal outstanding as of March 31, 2023, each one eighth percentage point increase in the EURIBOR rate would correspondingly increase our interest expense on the senior secured credit facilities by approximately $0.6 million per annum.
Foreign currency market risk
We are exposed to foreign currency risk by virtue of our international operations. For each of the three months ended March 31, 2023 and 2022, we derived approximately 50% of our revenue from operations outside the United States. Getty Images and its subsidiaries enter into transactions that are denominated in currencies other than Getty Images’ functional currency, including Euro and British pounds. Some of these transactions result in foreign currency denominated assets and liabilities that are revalued each month. Upon revaluation, transaction gains and losses are generated, which, with the exception of those related to long-term intercompany balances, are reported as exchange gains and losses in our consolidated statements of income in the periods in which the exchange rates fluctuate. Transaction gains and losses on foreign currency denominated long-term intercompany balances for which settlement is not planned or anticipated in the foreseeable future, are reported in “Accumulated other comprehensive” loss in our consolidated balance sheets.
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
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective in ensuring that the information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The Company has been named as a defendant in two lawsuits filed by former public warrant holders in the United States District Court for the Southern District of New York, Alta Partners, LLC v. Getty Images Holdings, Inc., Case No. 1:22-cv-08916 (filed October 19, 2022), and CRCM Institutional Master Fund (BVI) LTD, et al. v. Getty Images Holdings, Inc., Case No. 1:23-cv-01074 (filed February 8, 2023). The plaintiffs generally allege breaches of the Warrant Agreement, dated August 4, 2020, and alternative claims for violations of the federal securities laws, including claims under the Securities Act of 1933 and/or the Securities Exchange Act of 1934. The complaints seek, among other things, an award of money damages. On February 17, 2023, the Court consolidated the actions for purposes of discovery. The Company has filed answers to the complaints. The Company believes the claims are without merit and intends to defend itself vigorously.
Getty Images (US), Inc. is a plaintiff in a lawsuit filed in the United States District Court for the District of Delaware against Stability AI, Inc. and Stability AI, Ltd. The case, Getty Images (US), Inc. v. Stability AI, Inc., Case No. 1:23-cv-00135-GBW, was originally filed on February 3, 2023 against Stability AI, Inc. Getty Images (US), Inc. filed an Amended Complaint on March 29. 2023 naming Stability AI, Ltd. as an additional defendant. The dispute arises out of the defendants’ alleged unauthorized reproduction of approximately 12 million images from Getty Images’ websites, along with the accompanying captions and associated metadata, and use of the copied content in connection with Stability AI’s generative artificial intelligence model known as Stable Diffusion. Getty Images (US), Inc. has asserted claims for copyright infringement; removal, alteration and/or falsification of copyright management information; trademark infringement; unfair competition; trademark dilution; and deceptive trade practices. The Amended Complaint seeks, among other things, monetary damages and injunctive relief. On May 2, 2023, the defendants moved to dismiss or, in the alternative, to transfer the case to the Northern District of California. The defendants’ motion is premised on their contention that Stability AI, Ltd. is not subject to personal jurisdiction in Delaware. Getty Images (US), Inc.’s opposition to the motion is due on June 16, 2023.
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
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the section “Item 1.A. Risk Factors” of our most recently filed Annual Report on Form 10-K and other filings we make with the SEC, which could materially affect our business, financial condition or future results.

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
10.1
Incremental Commitment Amendment and Second Amendment to Credit Agreement, dated as of May 4, 2023, by and among Abe Investment Holdings, Inc., Getty Images, Inc., J.P. Morgan Chase Bank N.A., as administrative agent, as an L/C Issuer (as defined therein) and as Swing Line Lender (as defined therein), the lenders party thereto and the other loan parties party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the SEC on May 10, 2023)

10.2*^	Form of Award Agreement Awarding Restricted Stock Units under the Getty Images Holdings, Inc. 2022 Earn Out Plan
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________________________
* Filed herewith.
** Furnished herewith.
∧ Indicates management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 11, 2023		GETTY IMAGES HOLDINGS, INC.
	By:	/s/ Jennifer Leyden
	Name:	Jennifer Leyden
	Title:	Chief Financial Officer