Form 10-Q
period 2023-06-30
Getty Images Holdings, Inc.
filed 2023-08-21
CIK 1898496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 16, 2023, 398,925,822 shares of Class A common stock, par value $0.0001 per share, of Getty Images Holdings, Inc. were issued and outstanding.

GETTY IMAGES HOLDINGS, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2023
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
•the risk that any prolonged strike by, or lockout of, one or more of the unions that provide personnel essential to the production of films or television programs, such as the ongoing strike by the writers’ and actors' unions in May 2023 and July 2023, could further impact our entertainment business;
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
•the lingering effects of the COVID-19 pandemic;
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
•the risks associated with being an “emerging growth company” and “smaller reporting company” within the meaning of the U. S. securities laws;
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

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)
(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$121,308	$97,912
Restricted cash	4,274	4,482
Accounts receivable – net of allowance of $7,090 and $6,460, respectively	121,661	129,603
Prepaid expenses	12,357	15,728
Taxes receivable	10,604	11,297
Other current assets	15,126	10,497
Total current assets	285,330	269,519
PROPERTY AND EQUIPMENT – NET	176,713	172,083
RIGHT OF USE ASSETS	43,311	47,231
GOODWILL	1,501,190	1,499,578
IDENTIFIABLE INTANGIBLE ASSETS – NET	409,834	419,548
DEFERRED INCOME TAXES – NET	8,286	8,272
OTHER LONG-TERM ASSETS	43,999	51,952
TOTAL	$2,468,663	$2,468,183
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$90,540	$93,766
Accrued expenses	45,301	49,327
Income taxes payable	7,900	8,031
Deferred revenue	175,721	171,371
Total current liabilities	319,462	322,495
LONG-TERM DEBT – NET	1,414,549	1,428,847
LEASE LIABILITIES	42,204	46,218
DEFERRED INCOME TAXES – NET	31,294	37,075
UNCERTAIN TAX POSITIONS	33,073	37,333
OTHER LONG-TERM LIABILITIES	4,445	3,167
Total liabilities	1,845,027	1,875,135
Commitments and contingencies (Note 7)

STOCKHOLDERS’ EQUITY:
Class A common stock, $0.0001 par value: 2.0 billion shares authorized; 398.8 million shares issued and outstanding as of June 30, 2023 and 394.8 million shares issued and outstanding as of December 31, 2022	40	39
Additional paid-in capital	1,957,188	1,936,324
Accumulated deficit	(1,283,721)	(1,282,354)
Accumulated other comprehensive loss	(98,131)	(108,928)
Total Getty Images Holdings, Inc. stockholders’ equity	575,376	545,081
Noncontrolling interest	48,260	47,967
Total stockholders’ equity	623,636	593,048
TOTAL	$2,468,663	$2,468,183
See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUE	$225,675	$233,327	$461,317	$464,305

OPERATING EXPENSE:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	$63,354	$65,118	$126,640	$127,012
Selling, general and administrative expenses	107,723	95,528	210,118	188,681
Depreciation	13,540	12,379	26,563	24,891
Amortization	7,260	11,905	14,467	24,110
Other operating expense – net	332	862	611	3,568
Operating expense	192,209	185,792	378,399	368,262
INCOME FROM OPERATIONS	33,466	47,535	82,918	96,043

OTHER (EXPENSE) INCOME, NET:
Interest expense	(31,683)	(29,986)	(62,180)	(59,586)
(Loss) gain on fair value adjustment for swaps and foreign currency exchange contract – net	(640)	4,979	(2,725)	17,105
Unrealized foreign exchange (loss) gains – net	(3,165)	31,191	(14,087)	38,234
Other non-operating income – net	634	198	1,122	355

Total other (expense) income – net	(34,854)	6,382	(77,870)	(3,892)
(LOSS) INCOME BEFORE INCOME TAXES	(1,388)	53,917	5,048	92,151
INCOME TAX EXPENSE	(2,889)	(15,222)	(6,122)	(28,349)

NET (LOSS) INCOME	(4,277)	38,695	(1,074)	63,802
Less:
Net (loss) income attributable to noncontrolling interest	(214)	167	293	375
Redeemable Preferred Stock dividend	—	19,705	—	38,552
NET (LOSS) INCOME ATTRIBUTABLE TO GETTY IMAGES HOLDINGS, INC.	$(4,063)	$18,823	$(1,367)	$24,875

Net (loss) income per share attributable to Class A Getty Images Holdings, Inc. common stockholders:
Basic	$(0.01)	$0.10	$—	$0.13
Diluted	$(0.01)	$0.09	$—	$0.11

Weighted-average Class A common shares outstanding:
Basic	397,417,290	196,107,293	396,368,132	196,105,637
Diluted	397,417,290	219,623,285	396,368,132	220,575,440
See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NET (LOSS) INCOME	$(4,277)	$38,695	$(1,074)	$63,802
OTHER COMPREHENSIVE INCOME (LOSS):
Net foreign currency translation adjustment gains (losses)	2,417	(29,485)	10,797	(33,363)
COMPREHENSIVE (LOSS) INCOME	(1,860)	9,210	9,723	30,439
Less: Comprehensive (loss) gain attributable to noncontrolling interest	(214)	167	293	374
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO GETTY IMAGES HOLDINGS, INC.	$(1,646)	$9,043	$9,430	$30,065
See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands except share amounts)
(unaudited)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Getty Images Holdings, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
BALANCE - December 31, 2022	394,771,254	$39	$1,936,324	$(1,282,354)	$(108,928)	$545,081	$47,967	$593,048
Net income	—	—	—	2,696	—	2,696	507	3,203
Net foreign currency translation adjustment gains in comprehensive income	—	—	—	—	8,380	8,380	—	8,380
Issuance of common stock in connection with equity-based compensation arrangements	2,081,832	—	2,639	—	—	2,639	—	2,639
Equity-based compensation activity	—	—	6,840	—	—	6,840	—	6,840
BALANCE - March 31, 2023	396,853,086	39	1,945,803	(1,279,658)	(100,548)	565,636	48,474	614,110
Net loss	—	—	—	(4,063)	—	(4,063)	(214)	(4,277)
Net foreign currency translation adjustment gains in comprehensive income	—	—	—	—	2,417	2,417	—	2,417
Issuance of common stock in connection with equity-based compensation arrangements	2,552,970	1	2,258	—	—	2,259	—	2,259
Common shares withheld for settlement of taxes in connection with equity-based compensation	(579,644)		(2,993)			(2,993)		(2,993)
Equity-based compensation activity	—	—	12,120	—	—	12,120	—	12,120
BALANCE - June 30, 2023	398,826,412	$40	$1,957,188	(1,283,721)	$(98,131)	$575,376	$48,260	$623,636

See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
(In thousands except share amounts)
(unaudited)

	Redeemable Preferred Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Getty Images Holdings, Inc. Stockholders’ Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
BALANCE — December 31, 2021	677,484	$685,350	153,313,505	$1,533	$933,569	$(1,203,440)	$(78,403)	$(346,741)	$48,056	$(298,685)
Retroactive application of recapitalization			42,781,797	(1,513)	1,513			—		—
BALANCE — December 31, 2021, after effect of recapitalization (Note 2)	677,484	$685,350	196,095,302	$20	$935,082	$(1,203,440)	$(78,403)	$(346,741)	$48,056	$(298,685)
Net income						24,899		24,899	208	25,107
Net foreign currency translation adjustment losses in comprehensive loss	—	—	—	—	—	—	(3,878)	(3,878)	(1)	(3,879)
Cumulative effect of accounting change- adoption of ASU 2019-12	—	—	—	—	—	(1,360)	—	(1,360)	—	(1,360)
Issuance of common stock in connection with option exercises	—	—	11,991	—	29	—	—	29	—	29
Equity-based compensation activity	—	—	—	—	1,741	—	—	1,741	—	1,741
Redeemable Preferred Stock dividend	18,631	18,847	—	—	(18,847)	—	—	(18,847)	—	(18,847)
BALANCE — March 31, 2022	696,115	$704,197	196,107,293	$20	$918,005	$(1,179,901)	$(82,281)	$(344,157)	$48,263	$(295,894)
Net income	—	—	—	—	—	38,528	—	38,528	167	38,695
Net foreign currency translation adjustment losses in comprehensive loss	—	—	—	—	—	—	(29,485)	(29,485)	—	(29,485)
Equity-based compensation activity	—	—	—	—	1,390	—	—	1,390	—	1,390
Redeemable Preferred Stock dividend	19,478	19,705	—	—	(19,705)	—	—	(19,705)	—	(19,705)
BALANCE — June 30, 2022	715,593	$723,902	196,107,293	$20	$899,690	$(1,141,373)	$(111,766)	$(353,429)	$48,430	$(304,999)
See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,074)	$63,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,563	24,891
Amortization	14,467	24,110
Unrealized exchange loss (gains) on foreign denominated debt	9,065	(34,727)
Equity-based compensation	18,009	3,130
Deferred income taxes – net	(5,796)	7,790
Uncertain tax positions	(3,010)	109
Non-cash fair value adjustment for swaps and foreign currency exchange contracts	2,725	(16,244)
Amortization of debt issuance costs	1,960	3,122
Non-cash operating lease costs	3,920	5,486
Impairment of right of use assets	—	2,563
Other	1,524	2,777
Changes in current assets and liabilities:
Accounts receivable	6,706	6,909
Accounts payable	1,420	3,653
Accrued expenses	(5,243)	(20,097)
Lease liabilities, non-current	(4,215)	(6,249)
Income taxes receivable/payable	(1,163)	(639)
Interest payable	(130)	6,895
Deferred revenue	5,616	3,723
Other	2,439	(700)
Net cash provided by operating activities	73,783	80,304

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(29,452)	(30,372)
Purchase of a minority investment	—	(2,000)
Net cash used in investing activities	(29,452)	(32,372)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(25,200)	(5,200)
Cash paid for debt issuance costs	(1,137)	—
Proceeds from common stock issuance	4,898	29
Cash paid for settlement of employee taxes related to exercise of equity-based awards	(2,993)	—
Cash paid for equity issuance costs	(150)	(4,741)
Net cash used in financing activities	(24,582)	(9,912)

EFFECTS OF EXCHANGE RATE FLUCTUATIONS	3,439	(11,178)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	23,188	26,842
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – Beginning of period	102,394	191,529
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – End of period	$125,582	$218,371
See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS
Getty Images Holdings, Inc. (the “Company” or “Getty Images”) is a preeminent global visual content creator and marketplace. Through Getty Images, iStock, and Unsplash, the Company offers a full range of content solutions to meet the needs of any customer—no matter their size—around the globe, with over 538 million visual assets available through its industry-leading sites. The Company services businesses in almost every country in the world with websites in 23 languages bringing content to media outlets, advertising agencies and corporations and, increasingly, serving individual creators and prosumers.
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
Certain notes or other information that are normally required by U.S. GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited financial statements. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of the Company’s 2022 Annual Report on Form 10-K. The accompanying unaudited interim financial statements, in the opinion of management, include all normal and recurring adjustments necessary for a fair presentation of the Company’s unaudited financial statements for the periods presented.
The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2023 or for any other future annual or interim period.
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

Cash, Cash Equivalents and Restricted Cash — The following represents the Company’s cash, cash equivalents and restricted cash as of June 30, 2023 and December 31, 2022 (in thousands):

	As of June 30, 2023	As of December 31, 2022
Cash and cash equivalents	$121,308	$97,912
Restricted cash	4,274	4,482
Total cash, cash equivalents and restricted cash	$125,582	$102,394
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
Accounts Receivable —  Net  —  Accounts receivable are trade receivables, net of reserves for allowances for doubtful accounts totaling $7.1 million as of June 30, 2023 and $6.5 million as of December 31, 2022. The Company recorded net bad debt expense of $0.6 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively and $1.1 million and $0.8 million for the six months ended June 30, 2023 and 2022, respectively.
Allowance for doubtful accounts is calculated based on historical losses, existing economic conditions, and analysis of specific older account balances of customer and delegate accounts. Trade receivables are written off when collection efforts have been exhausted.
Minority Investment without Readily Determinable Fair Value — The carrying amount of the minority investments, which is included within “Other long-term assets” on the Condensed Consolidated Balance Sheets, was $9.8 million and $9.6 million as June 30, 2023 and December 31, 2022, respectively. The Company uses the measurement alternative for these equity investments and their carrying value is reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments. Revenue related to content consumed by the minority investees was not material during the three and six months ended June 30, 2023 and 2022.
On a quarterly basis, the Company evaluates the carrying value of its long-term investments for impairment, which includes an assessment of revenue growth, earnings performance, working capital and general market conditions. As of June 30, 2023, no adjustments to the carrying values of the Company’s long-term investments were identified as a result of this assessment. Changes in performance negatively impacting operating results and cash flows of these investments could result in the Company recording an impairment charge in future periods.
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
Recently Adopted Accounting Standard Updates — There were no new accounting standards adopted during the quarter ended June 30, 2023 that had a material impact on our financial position or results of operations.
Recently Issued Accounting Standard Updates — The Company implemented new applicable accounting pronouncements that are in effect and does not believe that there are any other new pronouncements that have been issued that might have a material impact on the Company’s financial position or results of operations.
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
The following table summarizes the location and fair value amounts of derivative instruments reported in the Condensed Consolidated Balance Sheets (in thousands):

	As of June 30, 2023		As of December 31, 2022
	Asset	Liability	Asset	Liability
Derivatives not designated as hedging instruments:
Interest rate swaps	$6,306	$—	$9,032	$—
Total derivatives	$6,306	$—	$9,032	$—
Short-term derivative assets are included in “Other current assets” and long-term derivative assets are included in “Other long-term assets” on the Condensed Consolidated Balance Sheets.
The Company recognized a net loss of $0.6 million and a net gain of $5.0 million on the derivative instruments for the three months ended June 30, 2023 and 2022, respectively. The Company recognized a net loss of $2.7 million and a net gain of $17.1 million on the derivative instruments for the six months ended June 30, 2023 and 2022, respectively. These are included in “(Loss) gain on fair value adjustment for swaps and foreign currency exchange contract – net” on the Condensed Consolidated Statements of Operations.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s disclosable financial instruments consist of cash equivalents, interest rate swaps, and debt. Assets and liabilities measured at fair value on a recurring basis (cash equivalents and interest rate swaps) and a nonrecurring basis (debt) are categorized in the tables below.
Financial instrument assets recorded at fair value as of June 30, 2023 and December 31, 2022 are as follows (in thousands):

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Money market funds (cash equivalents)	$61,301	$—	$—	$61,301
Derivative assets:
Interest rate swaps	—	6,306	—	6,306
	$61,301	$6,306	$—	$67,607

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds (cash equivalents)	$20,462	$—	$—	$20,462
Derivative assets:
Interest rate swaps	—	9,032	—	9,032
	$20,462	$9,032	$—	$29,494
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
Financial instrument liabilities recorded or disclosed at fair value as of June 30, 2023 and December 31, 2022 are as follows (in thousands):

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Term Loans	$—	$1,118,296	$—	$1,118,296
Senior Notes	—	296,250	—	296,250
	$—	$1,414,546	$—	$1,414,546

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Term Loans	$—	$1,112,990	$—	$1,112,990
Senior Notes	—	297,354	—	297,354
	$—	$1,410,344	$—	$1,410,344
The fair value of the Company’s Term Loans and Senior Notes are based on market quotes provided by a third-party pricing source.

5. OTHER ASSETS AND LIABILITIES
Other Long-Term Assets — Other long-term assets consisted of the following at the reported Balance Sheet dates (in thousands):

	As of June 30, 2023	As of December 31, 2022
Long term note receivable from a related party	$24,000	$24,000
Minority and other investments	12,292	12,097
Derivative asset	—	9,032
Tax receivable	2,700	2,700
Equity method investment	2,699	2,064
Long term deposits	1,519	1,609
Other	789	450
	$43,999	$51,952
Accrued Expenses — Accrued expenses at the reported Balance Sheet dates are summarized below (in thousands):

	As of June 30, 2023	As of December 31, 2022
Accrued compensation and related costs	$15,131	$23,851
Lease liabilities	9,893	10,094
Interest payable	9,869	9,993
Accrued professional fees	9,389	4,334
Other	1,019	1,055
	$45,301	$49,327

6. DEBT
Debt included the following (in thousands):

	As of June 30, 2023	As of December 31, 2022
Senior Notes	$300,000	$300,000
USD Term Loans	662,200	687,400
EUR Term Loans	456,076	446,996
Less: issuance costs and discounts amortized to interest expense	(3,727)	(5,549)
Long-term debt – net	$1,414,549	$1,428,847
The face value of the EUR Term Loans was €419.0 million as of June 30, 2023 and December 31, 2022. The table above converted the EUR Term Loans to USD using currency exchange rates as of those dates.
On May 4, 2023, the Company amended the existing senior secured credit facility to among other things, (i) upsize the total amount of commitments under the revolving credit facility capacity from $80.0 million to $150.0 million and (ii) extend the maturity of the revolving credit facility until May 4, 2028. The revolving credit facility remains undrawn. The Company accounted for this amendment as a modification of the existing revolving credit facility. The unamortized debt issuance costs and the fees incurred to amend the revolving credit facility will be amortized over the term of the new revolving credit facility.

On May 10, 2023, the Company used $20.0 million of cash to repay a portion of the USD Term Loans and on August 11, 2023, the Company used $20.0 million of cash to repay an additional portion of the USD Term Loans.

As of June 30, 2023, the Company was compliant with all debt covenants and obligations.
7. COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, the Company enters into certain types of agreements that contingently require the Company to indemnify counterparties against third-party claims. The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because management does not believe a material liability is probable, no related liabilities were recorded at June 30, 2023 and December 31, 2022.
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
The Company has open tax audits in various jurisdictions and some of these jurisdictions require taxpayers to pay assessed taxes in advance or at the time of appealing such assessments. One such jurisdiction is Canada, where one of the Company’s subsidiaries, iStockphoto ULC, recently received tax assessments from the Canada Revenue Agency (“CRA”) asserting additional tax is due. The position taken by the CRA is related to the transactions between iStockphoto ULC and other affiliates within the Getty Images group for the 2015 Canadian income tax return filed. The Company believes the CRA position lacks merit and intends to appeal and vigorously contest these assessments.

As part of the appeal process in Canada, the Company may be required to pay a portion of the assessment amount, which the Company estimates could be up to $19.0 million in 2023. Such required payment is not an admission that the Company believes it is subject to such taxes. The Company believes it is more likely than not it will prevail on appeal, however, if the CRA were to be successful in the appeal process, the Company estimates the maximum potential outcome could be up to $26.5 million.
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
Editorial — Editorial, is comprised of photos and videos covering the world of entertainment, sports and news. We combine contemporary coverage of events around the globe and have one of the largest privately held archives globally with access to images from the beginning of photography. We invest in a dedicated editorial team which includes over 110 staff photographers and videographers to generate our own coverage in addition to coverage from our network of content partners.
Other — The Company offers a range of additional products and services to deepen the customer relationships, enhance customer loyalty and create additional differentiation in the market. These additional products and services currently include music licensing, digital asset management and distribution services, print sales and data licensing.

The following table summarizes the Company’s revenue by product (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Creative	$141,281	$146,669	$287,778	$295,067
Editorial	80,281	82,945	164,906	161,698
Other	4,113	3,713	8,633	7,540
Total Revenue	$225,675	$233,327	$461,317	$464,305
The June 30, 2023 deferred revenue balance will be earned as content is downloaded, services are provided or upon the expiration of subscription-based products, and nearly all is expected to be earned within the next twelve months. During the six months ended June 30, 2023, the Company recognized revenue of $103.9 million, that had been included in deferred revenue as of January 1, 2023.
9. EQUITY—BASED COMPENSATION

Equity-based compensation expense is recorded in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations, net of estimated forfeitures. The Company recognized equity-based compensation - net of estimated forfeitures of $11.9 million and $18.0 million for the three and six months ended June 30, 2023, respectively. The Company recognized equity-based compensation - net of estimated forfeitures of $1.4 million and $3.1 million for the three and six months ended June 30, 2022, respectively. The Company capitalized $0.2 million and $1.0 million of equity-based compensation expense associated with the cost of developing internal-use software during the three and six months ended June 30, 2023, respectively. No equity-based compensation expense associated with the cost of developing internal-use software was capitalized during the three and six months ended June 30, 2022, respectively.

The Getty Images Holdings, Inc. 2022 Equity Incentive Plan (“2022 Plan”) provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, dividend equivalents, restricted stock units (“RSU”), performance stock units (“PSU”), and other stock or cash-based awards. Equity-based awards generally vest over three or four years. Under the 2022 Plan, up to 51,104,577 shares of Class A common stock are reserved for issuance, of which 7,730,861 are available to be issued as of June 30, 2023.
Stock Options — The following tables presents a summary of the Company’s stock option activity for the six months ended June 30, 2023 (in thousands except weighted average data and years):

		Weighted	Remaining
	Number	Average	Average
	of	Exercise	Contractual
	awards	Price	Life (in Years)
Outstanding — December 31, 2022	29,935	$3.08	5.85
Granted	2,934	6.49
Exercised	(1,691)	2.90
Pre-vesting forfeitures	(2)	2.74
Post-vesting cancellations	(9)	7.82
Outstanding – June 30, 2023	31,167	3.41	5.83

Exercisable – June 30, 2023	26,689	$3.02	5.27
Vested and expected to vest after June 30, 2023	31,134	$3.41	5.83
Intrinsic value of stock options is calculated as the excess of market price of the Company’s common stock over the strike price of the stock options, multiplied by the number of stock options. The intrinsic value of the Company’s stock options is as follows (in thousands):

	June 30,	December 31,
	2023	2022
Stock options outstanding	$53,501	$75,888
Stock options exercisable	$51,787	$68,431
Stock options vested and expected to vest	$53,443	$75,704
The intrinsic value of stock options exercised for the six months ended June 30, 2023 was approximately $4.6 million. The intrinsic value of stock options exercised in the six months ended June 30, 2022 was insignificant.
The weighted-average grant-date fair value of stock options, the valuation model used to estimate the fair value, and the assumptions input into that model, for awards granted during the six months ended June 30, 2023 were as follows. No stock options were granted during the three months ended June 30, 2022:

Six Months Ended June 30,
2023
Weighted average grant date fair value per award	$2.20
Valuation model used	Black-Scholes
Expected award price volatility	50.00%
Risk-free rate of return	3.70%
Expected life of awards	5.9 years
Expected rate of dividends	—%
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
As of June 30, 2023, there was $8.5 million of total unrecognized compensation expense related to outstanding stock options, which the Company expects to recognize over a weighted average period of approximately 2.44 years.
Restricted Stock Units — The following table presents a summary of RSU activity (in thousands except weighted average data):

	Number
	of	Weighted Average
	awards	Grant-Date Fair Value
Outstanding — December 31, 2022	4,367	$5.58
Granted	3,368	$4.78
Vested	(1,423)	$5.56
Cancelled	(72)	$5.60
Outstanding – June 30, 2023	6,240	$5.15
As of June 30, 2023, the total unrecognized compensation expense related to RSUs is approximately $30.2 million, which is expected to be recognized over a weighted average period of approximately 2.62 years.

Performance Stock Units — The following table presents a summary of PSU activity (in thousands except weighted average data):

Number
	of	Weighted Average
	awards	Grant-Date Fair Value
Outstanding — December 31, 2022	—	$—
Granted	942	$4.75
Vested	—	$—
Cancelled	—	$—
Outstanding – June 30, 2023	942	$4.75

The number of units subject to future vesting is based on annual Company achieved factors, such as Revenue growth and Adjusted EBITDA less Capital Expenditures growth. Unvested units are expected to vest at the determination date of March 20, 2024, and expense recognized is adjusted quarterly for expected achievement. In addition to the granted shares in the table above, the Company issued an incremental 1.9 million PSUs that will have an accounting grant date in future periods upon achieved factors being set. PSU achievement is at the discretion of the Compensation Committee of the Board of Directors.
Earn Out Plan —The Getty Images Holdings, Inc. Earn Out Plan (“Earn Out Plan”) provides for the grant of RSUs, which generally vest upon grant. Under the Earn Out Plan, up to 6.0 million shares of Class A common stock are reserved for issuance, of which 4,479,377 shares are available to be issued as of June 30, 2023.

Number
	of	Weighted Average
	awards	Grant-Date Fair Value
Outstanding — December 31, 2022	—	$—
Granted	1,521	$5.11
Vested	(1,521)	$5.11
Cancelled	—	$—
Outstanding – June 30, 2023	—	$—

As of June 30, 2023, there is no unrecognized compensation expense related to RSUs granted from the Earn Out Plan, as all RSUs were fully vested upon grant.
Employee Stock Purchase Plan —The Getty Images Holdings, Inc. 2022 Employee Stock Purchase Plan (“ESPP”) provides for shares of Class A common stock to be purchased by eligible employees at six months intervals at 85% of the fair market value of the stock on either the first or last trading day of each six months period, whichever is lower. Eligible employees are allowed to contribute up to 10% of their compensation. The Company’s first six months period under the ESPP began on June 01, 2023. Under the ESPP, up to 5.0 million shares of Class A common stock are reserved for issuance, of which all 5.0 million are available to be issued as of June 30, 2023.

10. INCOME TAXES

The provision for income taxes for interim periods is determined using an estimate of the Company’s annual effective ate as prescribed under ASC 740 “Income Taxes” (“ASC 740”). Any changes to the estimated annual rate are recorded in the interim period in which the changes occur.

The Company recorded an income tax expense of $2.9 million and $15.2 million for the three months ended June 30, 2023 and 2022, respectively. The decrease in tax expense compared to the prior year is primarily due to changes in pre-tax income (loss) and a release of uncertain tax position reserves in current year.

The Company recorded an income tax expense $6.1 million and $28.3 million for the six months ended June 30, 2023 and 2022, respectively. The decrease in tax expense compared to the prior year is primarily due to changes in pre-tax income (loss) and a release of uncertain tax position reserves in current year.

The Company’s effective income tax rate is (208.1%) and 121.3% for the three and six months ended June 30, 2023, respectively. The most significant drivers of the difference between the 2023 statutory U.S. federal income tax rate of 21.0% and the Company’s effective tax rate are primarily due to jurisdictions with losses for which no tax benefit can be recognized and foreign withholding tax expense not analogous to pre-tax income.

The Company’s effective income tax rate is 28.2% and 30.8% for the three and six months ended June 30, 2022, respectively. The most significant drivers of the difference between the 2022 statutory U.S. federal income tax rate of 21.0% and the Company’s effective tax rate are primarily due to jurisdictions with losses for which no tax benefit can be recognized and foreign withholding tax expense not analogous to pre-tax income.
11. NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table sets forth the computation of basic and diluted (loss) income per share of Class A common stock (amounts in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NET (LOSS) INCOME	$(4,277)	$38,695	$(1,074)	$63,802
Less:
Net (loss) income attributable to noncontrolling interest	(214)	167	293	375
Redeemable Preferred Stock dividend	—	19,705	—	38,552
NET (LOSS) INCOME ATTRIBUTABLE TO GETTY IMAGES HOLDINGS, INC.	$(4,063)	$18,823	$(1,367)	$24,875

Weighted-average Class A common stock outstanding:
Basic	397,417,290	196,107,293	396,368,132	196,105,637
Effect of dilutive securities	—	23,515,992	—	24,469,803
Diluted	397,417,290	219,623,285	396,368,132	220,575,440
Net income per share of Class A common stock attributable to Getty Images Holdings, Inc. common stockholders:
Basic	$(0.01)	$0.10	$—	$0.13
Diluted	$(0.01)	$0.09	$—	$0.11
As the Company had a net loss for the three and six months ended June 30, 2023, the diluted net loss per share does not include 38.3 million in equity-based compensation awards as their effect would have been anti-dilutive.
There were no anti-dilutive shares as of June 30, 2022.
12. SUBSEQUENT EVENTS

As disclosed in Note 6, on August 11, 2023, the Company used $20.0 million of cash to repay a portion of the USD Term Loans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated or the context otherwise requires, references in this section to the “Company,” “Getty Images,” “we,” “us,” “our” and other similar terms refer to Getty Images Holdings, Inc. and its subsidiaries after completion of the Business Combination (as defined below) and Griffey Global Holdings, Inc., a Delaware corporation (“Legacy Getty”), prior to the completion of the Business Combination. The following discussion and analysis of the financial condition and results of operations of Getty Images should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The discussion should also be read together with the “Cautionary Note Regarding Forward-Looking Statements" in this Quarterly Report on Form 10-Q, and the “Item 1.A. Risk Factors” section and historical audited annual consolidated financial statements of Getty Images Holdings, Inc. as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020 and the respective notes thereto, included in our most recently filed Annual Report on Form 10-K (the “2022 Form 10-K”).
We also now qualify as a “smaller reporting company” because the market value of our shares of Class A common stock held by non-affiliates was less than $200 million as of the end of our most recently completed second fiscal quarter. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies.

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
Getty Images is a preeminent global visual content creator and marketplace. Through Getty Images, iStock, and Unsplash, we offer a full range of content solutions to meet the needs of any customer—no matter their size—around the globe, with over 538 million visual assets available through its industry-leading sites. New content and coverage is added daily, with over 10 million new assets added each quarter and over 2.8 billion searches annually. The Company had more than 830,000 purchasing customers, with customers from almost every country in the world with websites in 23 languages bringing the world’s best content to media outlets, advertising agencies and corporations of all sizes and, increasingly, serving individual creators and prosumers.
In support of its content, Getty Images employs over 110 staff photographers and videographers, distributes the content of over 541,000 contributors and more than 310 premium content partners. Over 80,000 of our contributors are exclusive to the Company, creating content that cannot be found anywhere else. Each year, we cover more than 160,000 global events across news, sport and entertainment, providing a depth and breadth of coverage that is unmatched. Getty Images also maintains one of the largest and best privately-owned photographic archives in the world with over 135 million images across geographies, time periods and verticals.
Through our content and coverage, Getty Images moves the world — whether the goal is commercial or philanthropic, revenue-generating or society-changing, market-disrupting or headline-driving. Through our staff, our exclusive contributors and partners, and our expertise, data and research, Getty Images’ content grabs attention, sheds light, represents communities and reminds us of our history.
We offer comprehensive content solutions including a la carte (“ALC”) and subscription access to our pre-shot content and coverage, custom content and coverage solutions, digital asset management tools, data insights, research, and print offerings.
For over 28 years, Getty Images has embraced innovation; from analogue to digital, from offline to e-commerce, from stills to video, from single image purchasing to subscriptions, from websites to application programming interfaces (“APIs”), from pre-shot content to AI generated commercially safe content. With quality content at the core of our offerings, we embrace innovation as a means to better service our existing customers and to reach new ones.
Creative
Creative, is comprised of royalty free (“RF”) photos, illustrations, vectors and videos, that are released for commercial use and cover a wide variety of commercial, conceptual and contemporary subjects, including lifestyle, business, science, health, wellness, beauty, sports, transportation and travel. This content is available for immediate use by a wide range of customers with a depth, breadth and quality allowing our customers to produce impactful websites, digital media, social media, marketing campaigns, corporate collateral, textbooks, movies, television and online video content relevant to their target geographies and audiences. We primarily source Creative content from a broad network of professional, semi-professional and amateur creators, many of whom are exclusive to Getty Images. We have a global creative insights team dedicated to providing briefing and art direction to our exclusive contributor community. Creative represents 62.4% and 63.6% of our revenue of which 50.8% and 46.3% is generated through our annual subscription products, for the six months ended June 30, 2023 and 2022, respectively. Annual Subscription products include products and subscriptions with a duration of 12 months or longer, Unsplash API and Custom Content.
Editorial
Editorial, is comprised of photos and videos covering the world of entertainment, sports and news. We combine contemporary coverage of events around the globe with one of the largest privately held archives globally with access to images from the beginning of photography. We invest in a dedicated editorial team which includes over 110 staff photographers and videographers to generate our own coverage in addition to coverage from our network of content partners. Editorial represents 35.7% and 34.8% of our revenue, of which 52.3% and 52.0% is generated through our annual subscription products, for the six months ended June 30, 2023 and 2022, respectively. Annual Subscription products include subscriptions with a duration of 12 months or longer. We are currently monitoring the potential impact of any prolonged strike by, or lockout of, one or more of the unions that provide personnel essential to the production of films or television programs, such as the ongoing strike by the writers’ and actors’ unions in May 2023 and July 2023, which has and could continue to impact our entertainment business.
Other
Other represents 1.9% and 1.6% of our revenue for the six months ended June 30, 2023 and 2022, respectively. This includes music licensing, digital asset management and distribution services, print sales and data licensing.
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
Unsplash
Unsplash.com is a platform offering free stock photo downloads and paid subscriptions targeted to the high-growth prosumer and semi-professional creator segments. The Unsplash website reaches a significant and geographically diverse audience with more than 101 million image downloads every month. On October 4, 2022, Unsplash launched Unsplash+, an unlimited paid subscription providing access to unique model-released content with expanded legal protections.
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
For content contributors:
•Access to a marketplace that reaches almost every country in the world, across all customer categories and sizes and generated annual royalties in excess of $220 million for the twelve months ended June 30, 2023.
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
Closing of the Business Combination
In connection with the Business Combination, on the Closing Date, Getty Images issued, (a) an aggregate of 66,000,000 shares of Class A common stock for aggregate gross proceeds of $660.0 million and (b) 20,000,000 shares of Class A common stock and 3,750,000 Forward Purchase Warrants (as defined in the notes to the consolidated financial statements included elsewhere in this Annual Report) for an aggregate purchase price of $200 million. The foregoing transactions resulted in aggregate gross proceeds to the Company of approximately $864.2 million, which included approximately $4.2 million remaining in the trust account. The Company used the proceeds, in addition to cash on hand, to repay a portion of its outstanding indebtedness and retire the Redeemable Preferred Stock of Legacy Getty. Each option to purchase shares of common stock of Legacy Getty (whether vested or unvested) was converted into a comparable option to purchase shares of Class A common stock of Getty Images.
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
Key Performance Indicators (KPI)
The Key Performance Indicators outlined below are the metrics that provide management with the most immediate understanding of the drivers of business performance and our ability to deliver shareholder return, track to financial targets and prioritize customer satisfaction. Note, KPI comparisons to periods prior to trailing twelve-months ended June 30, 2023 reflect some COVID-19 impact.
Beginning with the three months ended September 30, 2022, the Company made two changes to its reporting that has some impact on reported KPIs. First, activity for LATAM, Turkey and Israel, which was previously excluded from these metrics, is now included due to completion of a system migration. Additionally, the method by which we aggregate our customer accounts was updated to better align with our internal sales CRM system. We have not restated historical periods given the immaterial impact to the KPIs, except for LTM total active annual subscribers and LTM annual subscriber revenue retention rate for which the legacy reporting format is detailed below.

	Twelve Months Ended June 30,
	2023	2022
LTM total purchasing customers (thousands)[1]	830	843
LTM total active annual subscribers (thousands)[1]	182	89
LTM paid download volume (millions)[1,2]	94	93
LTM annual subscriber revenue retention rate	98.5%	101.9%
Image collection (millions)[1]	513	474
Video collection (millions)	26	22
LTM video attachment rate[1,3]	13.5%	12.2%
________________________
1 The Company launched Unsplash+ during the three months ended December 31, 2022. This new Unsplash subscription is included within these KPIs from the launch date forward.
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

Total purchasing customers is the count of total customers who made a purchase within the reporting period based on billed revenue. This metric provides management and investors with an understanding of both how we are growing our purchasing customer base and combined with revenue, an understanding of our average revenue per purchasing customer. This metric differs from total customers, which is a count of all downloading customers, irrespective of whether they made a purchase in the period. The decrease in total purchasing customers was primarily driven by the reporting changes noted

above. Absent those reporting changes, total purchasing customers under legacy reporting would have been 839,000, nearly flat year over year.

Total active annual subscribers is the count of customers who were on an annual subscription product during the LTM reporting period. This metric provides management and investors with visibility into the rate at which we are growing our annual subscriber base and is highly correlated to the percentage of our revenue that comes from annual subscription products. Growth in annual subscribers reflects the Company’s deliberate focus on expanding its subscription offerings for customers to provide comprehensive content solutions across all price points. Absent the reporting changes noted above, LTM total active annual subscribers under legacy reporting would have been 162,000, up 82% year over year.

Paid download volume is a count of the number of paid downloads by our customers in the reported period. This metric informs both management and investors about the volumes at which customers are engaging with our content over time. Growth in paid download volumes is a signal that our content is continuing to meet the evolving needs of our customers. Paid download volume increased in the LTM ended June 30, 2023, as compared to the LTM ended June 30, 2022.

Annual subscriber revenue retention rate calculates retention of total revenue for customers on annual subscription products, comparing the customer’s total booked revenue (inclusive of both annual subscription and non-annual subscription products) in the LTM period to the prior twelve month period. For example, LTM annual subscriber booked revenue (the amount of revenue invoiced to customers) for the period ended June 30, 2023 was 98.5% of revenue from these customers in the period ended June 30, 2022. Revenue retention rate informs management and investors on the degree to which we are maintaining or growing revenue from our annual subscriber base. As we continue to focus on growing subscriptions as percentage of total revenue, revenue retention for these customers is a key driver of the predictability of our financial model with respect to revenue. LTM annual subscriber revenue retention rate decreased for the period ended June 30, 2023, as compared to the period ended June 30, 2022. The slight decline was primarily driven by lower revenue retention rates on some of our smaller e-commerce subscription customers. Absent the reporting changes noted above, LTM annual subscriber retention rate under legacy reporting would have been 97.3%.

Image and Video collection is a count of the total images and videos in our content library as of the reporting date. Management and investors can view growth in the size, both depth and breadth, of the content library as an indication of our ability to continue to expand our content offering with premium, high quality, contemporary content to meet the evolving needs of our customers. Image and video collections increased as of June 30, 2023 compared to June 30, 2022.

Video attachment rate is a measure of the percentage of total paid customer downloaders who are video downloaders. Customer demand for video content continues to grow and represents a significant opportunity for revenue growth for Getty Images. The video attachment rate provides management and investors with an indication of our customers’ level of engagement with our video content offering. Our expansion of video across our subscription products is focused on further increasing the attachment rate over time. The increase in video attachment rates from the LTM period ended June 30, 2022 to the period ended June 30, 2023 reflects increased customer awareness of our video offering, improved search and site prominence for video content, and upselling of video into subscriptions.
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

Cost of revenue (exclusive of depreciation and amortization shown separately below)
The ownership rights to the majority of the content we license are retained by the owners, and licensing rights are provided to us by a large network of content contributors and content partners. When we license content entrusted to us by content suppliers, we pay royalties to them at varying rates depending on the license model and the use of that content that our customers select. Suppliers who choose to work with us under contract typically receive royalties of 20% to 50% of the total license fee we charge customers, depending on the basis on which their content is licensed by our customers. We also own the copyright to certain content in our collections (wholly-owned content), including content produced by our staff photographers for our editorial product, for which we do not pay any third-party royalties. Cost of revenue includes certain costs of our assignment photo shoots, but excludes amortization associated with creating or buying content. Cost of revenue consists primarily of royalties owed to content contributors, comprised of photographers, filmmakers, third-party companies that license their collection of content through us (“Content Partners”) and third party music content providers. We expect our cost of revenue as a percentage of revenue to vary modestly based on changes in revenue mix by product, as royalty rates vary depending on license model and use of content.
Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) primarily consists of staff costs, marketing expense, occupancy costs, professional fees and other general operating charges. We expect our selling, general and administrative expenses to increase in absolute dollars but remain relatively constant as a percentage of revenue in the near term. Absolute dollar spending will increase as we continue to expand our operations and hire additional personnel to invest in our growth, in addition to incurring incremental expenses to comply with the additional requirements of being a public company. Lastly, we expect our marketing to stay relatively constant as a percentage of revenue. However, the Company will continue to evaluate opportunities to incrementally invest in marketing as may be appropriate.
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

Results of Operations
The following table presents our results of operations for the periods indicated:
Consolidated statements of operations

(In thousands)	Three Months Ended June 30,		increase (decrease)		Six Months Ended June 30,		increase (decrease)
	2023	2022	$ change	% change	2023	2022	$ change	% change
Revenue	$225,675	$233,327	$(7,652)	(3.3)%	$461,317	$464,305	$(2,988)	(0.6)%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	63,354	65,118	(1,764)	(2.7)%	126,640	127,012	(372)	(0.3)%
Selling, general and administrative expenses	107,723	95,528	12,195	12.8%	210,118	188,681	21,437	11.4%
Depreciation	13,540	12,379	1,161	9.4%	26,563	24,891	1,672	6.7%
Amortization	7,260	11,905	(4,645)	(39.0)%	14,467	24,110	(9,643)	(40.0)%
Other operating expense – net	332	862	(530)	(61)%	611	3,568	(2,957)	(83)%
Operating expense	192,209	185,792	6,417	3.5%	378,399	368,262	10,137	2.8%
Income from operations	33,466	47,535	(14,069)	(29.6)%	82,918	96,043	(13,125)	(13.7)%
Interest expense	(31,683)	(29,986)	(1,697)	5.7%	(62,180)	(59,586)	(2,594)	4.4%
(Loss) gain on fair value adjustment for swaps and foreign currency exchange contract – net	(640)	4,979	(5,619)	(112.9)%	(2,725)	17,105	(19,830)	(115.9)%
Unrealized foreign exchange (loss) gains – net	(3,165)	31,191	(34,356)	NM	(14,087)	38,234	(52,321)	(136.8)%
Other non-operating income – net	634	198	436	220%	1,122	355	767	216%
Total other (expense) income – net	(34,854)	6,382	(41,236)	(646)%	(77,870)	(3,892)	(73,978)	1900.8%
(Loss) Income before income taxes	(1,388)	53,917	(55,305)	(103)%	5,048	92,151	(87,103)	(95)%
Income tax expense	(2,889)	(15,222)	12,333	(81.0)%	(6,122)	(28,349)	22,227	(78.4)%
Net (loss) income	$(4,277)	$38,695	$(42,972)	NM	$(1,074)	$63,802	$(64,876)	NM
________________________
NM - Not meaningful
Comparison of the Three Months Ended June 30, 2023 and 2022
Revenue by product

(In thousands)	Three Months Ended June 30,				increase / (decrease)
	2023	% of revenue	2022	% of revenue	$ change	% change	CN % change
Creative	141,281	62.6%	146,669	62.9%	(5,388)	(3.7)%	(2.3)%
Editorial	80,281	35.6%	82,945	35.5%	(2,663)	(3.2)%	(2.0)%
Other	4,113	1.8%	3,713	1.6%	400	10.8%	12.4%
Total revenue	$225,675	100.0%	$233,327	100.0%	$(7,652)	(3.3)%	(2.0)%
Consolidated Revenue. For the three months ended June 30, 2023, reported revenue was $225.7 million as compared to reported revenue of $233.3 million for the three months ended June 30, 2022. On a reported basis, revenue decreased by 3.3% (decreased 2.0% CN) for the three months ended June 30, 2023. Foreign exchange movements have negatively impacted reported revenue growth for the three months ended June 30, 2023 by 130 basis points, largely driven by the strengthening dollar relative to the EUR and GBP.
Creative. In Creative, revenue decreased on a reported basis 3.7% (decreased 2.3% CN) for the three months ended June 30, 2023 as compared to the same period in 2022. At the product level, decreases for the three-month period included Getty Images Stills and Video (decreased $5.9 million) and iStock monthly subscriptions and ALC credit sales (decreased $3.7 million), which was in part due to our continued focus on driving customers to our committed solutions. Offsetting increases were led by our iStock annual subscriptions (increased $3.0 million) and Getty Images annual subscriptions (increased $1.1 million).

Editorial. In Editorial, revenue decreased on a reported basis 3.2% (decreased 2.0% CN) for the three months ended June 30, 2023. The decrease was seen largely within editorial ALC (decreased by $2.2 million), across sport, news and archive. The largest decline was in sport, where we have seen reduced activity in the crypto and NFT space, in addition to the impact of non recurring events from the prior year comparative period.
Other. This category includes music licensing, digital asset management and distribution services, print sales, and data licensing. Revenue for the three months ended June 30, 2023 from our Other products increased on a reported basis by 10.8% (increased 12.4% CN) compared to the same period in 2022. The increase for the three months ended June 30, 2023 was driven by music licensing (increase of $0.4 million).
Cost of revenue (exclusive of depreciation and amortization). Cost of revenue for the three months ended June 30, 2023 was $63.4 million (28.1% of revenue) compared to $65.1 million (27.9% of revenue) in the same prior year period. The increase in cost of revenue as a percentage of revenue compared to the prior period was due primarily to revenue mix by product. Generally, cost of revenue rates vary modestly period over period based on changes in revenue mix by product, as royalty rates vary depending on the license model and use of content.
Selling, general and administrative expense. Reported SG&A expense increased by $12.2 million or 12.8% (increased 14.0% CN) for the three months ended June 30, 2023 as compared to the same period in 2022. SG&A fluctuations from the prior period include the following:

•increase of $11.2 million related to staff costs for the three months ended June 30, 2023. The increase was largely driven by equity-based compensation, resulting primarily from grants of restricted stock units.
•increase in professional fees of $7.3 million for the three months ended June 30, 2023. The increase is primarily related to legal fees associated with our ongoing warrant litigation.
•decrease in marketing spend of 28.0% ($4.2 million) for the three months ended June 30, 2023. For the three months ended June 30, 2023, marketing spend as a percentage of sales decreased to 4.7% from the three months ended June 30, 2022 ratio of 6.4%. The decrease was due primarily to decreased investment in digital marketing.
Depreciation expense. For the three months ended June 30, 2023, depreciation expense was $13.5 million, which was in line with the prior year period.
Amortization expense. For the three months ended June 30, 2023, amortization expense was $7.3 million, which was a decrease of $4.6 million compared to the prior year period. The decrease was due to several of our intangible assets becoming fully amortized in the fourth quarter of 2022.
Other operating expense - net. We recognized insignificant amounts of other operating expense, net for the three months ended June 30, 2023 and 2022.
Interest expense. We recognized interest expense of $31.7 million and $30.0 million for the three months ended June 30, 2023 and June 30, 2022, respectively. Our interest expense primarily consists of interest charges on our outstanding U.S. dollar and Euro term loans (the “Term Loans”), $300.0 million of Senior Unsecured Notes (the “Senior Notes”), and the unused portion of our revolving credit facility as well as the amortization of original issue discount on our Term Loans and amortization of deferred debt financing fees.
Fair value adjustment for swaps and foreign currency exchange contract - net. We recognized fair value adjustment losses for our swaps and foreign currency exchange contracts, net of $0.6 million for the three months ended June 30, 2023, compared with net gains of $5.0 million for the three months ended June 30, 2022. Gains and losses were driven by changes in interest and foreign exchange rates, relative to the rates in our derivatives.
Unrealized foreign exchange gains (losses) - net. We recognized foreign exchange losses, net of $3.2 million for the three months ended June 30, 2023, compared with gains of $31.2 million for the three months ended June 30, 2022. The large 2022 gain was primarily driven by fluctuations in the EUR related to our EUR Term Loans.
Other non-operating income - net. We recognized insignificant amounts of other non-operating income, net for the three months ended June 30, 2023 and 2022.
Income tax expense. The Company’s income tax expense decreased by $12.3 million to an expense of $2.9 million for three months ended June 30, 2023, as compared to an expense of $15.2 million for the three months ended June 30, 2022.

The Company’s effective income tax rate for the three months ended June 30, 2023 is (208.1%), compared to 28.2% for the three months ended June 30, 2022. The decrease in tax expense compared to the prior year is primarily due to changes in pre-tax income (loss) and a release of uncertain tax position reserves in current year.
Comparison of the Six Months Ended June 30, 2023 and 2022
The following table presents our results of operations for the periods indicated:
Revenue by product

(In thousands)	Six Months Ended June 30,				increase / (decrease)
	2023	% of revenue	2022	% of revenue	$ change	% change	CN % change
Creative	287,778	62.4%	295,067	63.6%	(7,289)	(2.5)%	(0.2)%
Editorial	164,906	35.7%	161,698	34.8%	3,208	2.0%	4.4%
Other	8,633	1.9%	7,540	1.6%	1,093	14.5%	17.5%
Total revenue	$461,317	100.0%	$464,305	100.0%	$(2,988)	(0.6)%	1.7%
Consolidated Revenue. For the six months ended June 30, 2023, reported revenue was $461.3 million as compared to reported revenue of $464.3 million for the six months ended June 30, 2022. On a reported basis, revenue decreased by 0.6% (increased 1.7% CN) for the six months ended June 30, 2023. Foreign exchange movements have negatively impacted reported revenue growth for the six months ended June 30, 2023 by 230 basis points, largely driven by the strengthening dollar relative to the EUR and GBP.
Creative. In Creative, revenue decreased on a reported basis 2.5% (decreased 0.2% CN) for the six months ended June 30, 2023 as compared to the same period in 2022. At the product level, decreases for the six month period included Getty Images Stills and Video (decreased $8.5 million) and iStock monthly subscriptions and ALC credit sales (decreased $7.8 million), which was in part due to our continued focus on driving customers to our committed solutions. Offsetting increases were led by our iStock annual subscriptions (increased $5.8 million) and Getty Images annual subscriptions (increased $3.2 million).
Editorial. In Editorial, revenue increased on a reported basis 2.0% (increased 4.4% CN) for the six months ended June 30, 2023. The increase was seen across both assignments (increased by $2.4 million) and editorial subscriptions (increased $2.1 million). Offsetting decreases were led by editorial ALC (decreased $1.3 million), which is largely due to our continued focus on driving customers to our committed solutions.
Other. This category includes music licensing, digital asset management and distribution services, print sales, and data licensing. Revenue for the six months ended June 30, 2023 from our Other products increased on a reported basis by 14.5% (increased 17.5% CN) compared to the same period in 2022. The increase for the six months ended June 30, 2023 was driven by data licensing (increase of $0.7 million), music licensing (increase of $0.7 million) and digital asset management and distribution services (increase of $0.3 million), which was partially offset by print sales (decreased by $0.6 million).
Cost of revenue (exclusive of depreciation and amortization). Cost of revenue for the six months ended June 30, 2023 was $126.6 million (27.5% of revenue) compared to $127.0 million (27.4% of revenue) in the same prior year period. The increase in cost of revenue as a percentage of revenue compared to the prior period was due primarily to revenue mix by product. Generally, cost of revenue rates vary modestly period over period based on changes in revenue mix by product, as royalty rates vary depending on the license model and use of content.
Selling, general and administrative expense. Reported SG&A expense increased by $21.4 million or 11.4% (increased 13.4% CN) for the six months ended June 30, 2023 as compared to the same period in 2022. SG&A fluctuations from the prior period include the following:

•increase of $17.1 million related to staff costs for the six months ended June 30, 2023. The increase was largely driven by equity-based compensation, resulting primarily from grants of restricted stock units.
•increase in professional fees of $9.8 million for the six months ended June 30, 2023. The increase is primarily related to legal fees associated with our ongoing warrant litigation.

•decrease in marketing spend of 12.5% ($3.6 million) for the six months ended June 30, 2023. For the six months ended June 30, 2023, marketing spend as a percentage of sales decreased to 5.5% from the six months ended June 30, 2022 ratio of 6.2%. The decrease was due primarily to decreased investment in digital marketing.
Depreciation expense. For the six months ended June 30, 2023, depreciation expense was $26.6 million, which was in line with the prior year period.
Amortization expense. For the six months ended June 30, 2023, amortization expense was $14.5 million, which was a decrease of $9.6 million compared to the prior year period. The decrease was due to several of our intangible assets becoming fully amortized in the fourth quarter of 2022.
Other operating expense - net. For the six months ended June 30, 2023, the decrease in other operating expense, net from the prior period was $3.0 million. The decrease was driven by the abandonment of some of our office space in North America, which occurred in the prior year period.
Interest expense. We recognized interest expense of $62.2 million and $59.6 million for the six months ended June 30, 2023 and June 30, 2022, respectively. Our interest expense primarily consists of interest charges on our outstanding U.S. dollar and Euro term loans (the “Term Loans”), $300.0 million of Senior Unsecured Notes (the “Senior Notes”), and the unused portion of our revolving credit facility as well as the amortization of original issue discount on our Term Loans and amortization of deferred debt financing fees.
Fair value adjustment for swaps and foreign currency exchange contract - net. We recognized fair value adjustment losses for our swaps and foreign currency exchange contracts, net of $2.7 million for the six months ended June 30, 2023, compared with net gains of $17.1 million for the six months ended June 30, 2022. Gains and losses are driven by changes in interest and foreign exchange rates, relative to the rates in our derivatives.
Unrealized foreign exchange gains (losses) - net. We recognized foreign exchange losses, net of $14.1 million for the six months ended June 30, 2023, compared with gains of $38.2 million for the six months ended June 30, 2022. These changes are primarily driven by fluctuations in the EUR related to our EUR Term Loans.
Other non-operating income - net. We recognized insignificant amounts of other non-operating income, net for the six months ended June 30, 2023 and 2022.
Income tax expense. The Company’s income tax expense decreased by $22.2 million to an expense of $6.1 million for the six months ended June 30, 2023, as compared to an expense of $28.3 million for the six months ended June 30, 2022. The Company’s effective income tax rate for the six months ended June 30, 2023 is 121.3%, compared to 30.8% for the six months ended June 30, 2022. The decrease in tax expense compared to the prior year is primarily due to changes in pre-tax income (loss) and a release of uncertain tax position reserves in current year.

Non-GAAP Financial Measures
In addition to our results determined in accordance with generally accepted accounting principles in the United States (“GAAP”), we believe the non-GAAP measures of Currency Neutral (“CN”) revenue growth (expressed as a percentage) and Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) are useful in evaluating our operating performance. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance and assists in comparisons with other companies, some of which use similar non-GAAP information to supplement their GAAP results. The non-GAAP financial information is presented for supplemental informational purposes only, and should not be considered a substitute for financial information presented. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most comparable GAAP financial measures.
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

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(4,277)	$38,695	$(1,074)	$63,802
Add/(less) non-GAAP adjustments:
Depreciation and amortization	20,800	24,284	41,030	49,001
Other operating expense - net	332	862	611	3,568
Interest expense	31,683	29,986	62,180	59,586
Fair value adjustments, foreign exchange and other non-operating expense (income) [1]	3,171	(36,368)	15,690	(55,694)
Income tax expense	2,889	15,222	6,122	28,349
Equity-based compensation expense	11,876	1,390	18,009	3,131
Adjusted EBITDA	$66,474	$74,071	$142,568	$151,743
Net (loss) income margin	(1.9)%	16.6%	(0.2)%	5.4%
Adjusted EBITDA Margin	29.5%	31.7%	30.9%	32.7%
________________________
(1) Fair value adjustments for our swaps and foreign currency exchange contracts, foreign exchange gains (losses) and other insignificant non-operating related expenses (income).

Liquidity and Capital Resources
Our sources of liquidity are our existing cash and cash equivalents, cash provided by operations and amounts available under our revolving credit facility. As of June 30, 2023 and December 31, 2022, we had cash and cash equivalents of $121.3 million and $97.9 million, respectively, and availability under our revolving credit facility. On May 4, 2023, we increased and extended our revolving credit facility to $150.0 million, which expires May 4, 2028. On May 10, 2023, we used $20.0 million of cash to repay a portion of our USD Term Loans and on August 11, 2023, we used $20.0 million of cash to repay an additional portion of the USD Term Loans. Our principal liquidity needs include debt service and capital expenditures, as well as those required to support working capital, internal growth, and strategic acquisitions and investments. Deferred revenue represents the majority of our current liabilities, which given its nature is not expected to require cash settlement.
We have previously disclosed that we have open tax audits in various jurisdictions and some of these jurisdictions require taxpayers to pay assessed taxes in advance or at the time of appealing such assessments. The Company has open tax audits in various jurisdictions and some of these jurisdictions require taxpayers to pay assessed taxes in advance or at the time of appealing such assessments. One such jurisdiction is Canada, where one of the Company’s subsidiaries, iStockphoto ULC, recently received tax assessments from the Canada Revenue Agency (“CRA”) asserting additional tax is due. The position taken by the CRA is related to the transactions between iStockphoto ULC and other affiliates within the Getty Images group for the 2015 Canadian income tax return filed. The Company believes the CRA position lacks merit and intends to appeal and vigorously contest these assessments.
As part of the appeal process in Canada, the Company may be required to pay a portion of the assessed amounts, which we estimate could be up to $19.0 million in 2023. Such required payment is not an admission that the Company believes it is subject to such taxes. The Company believes it is more likely than not it will prevail on appeal, however, if the CRA were to be successful in the appeal process, we estimate the maximum potential outcome could be up to $26.5 million.
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
Cash Flows

	Six Months Ended June 30,		increase (decrease)
(Dollars in thousands)	2023	2022	$ change	% change
Net cash provided by operating activities	$73,783	$80,304	$(6,521)	(8.1)%
Net cash used in investing activities	$(29,452)	$(32,372)	$2,920	9.0%
Net cash used in financing activities	$(24,582)	$(9,912)	$(14,670)	(148.0)%
Effects of exchange rate fluctuations	$3,439	$(11,178)	$14,617	(130.8)%
________________________
NM - Not meaningful
Cash provided by operating activities was $73.8 million for the six months ended June 30, 2023 as compared to cash provided by operating activities of $80.3 million for the six months ended June 30, 2022. Net cash provided by operating activities for the six months ended June 30, 2023 is primarily due to net loss of $1.1 million adjusted for noncash expenses of $69.4 million, with a decrease in accounts receivable ($6.7 million).
Our investing activities used $29.5 million and $32.4 million in cash during the six months ended June 30, 2023 and 2022, respectively, which was used to acquire property and equipment. The property and equipment is mainly related to internal software development as we continue to innovate and invest in the design, user experience and performance of our websites.
For the six months ended June 30, 2023, our financing activities used $24.6 million of cash and for the six months ending June 30, 2022 used $9.9 million of cash. Financing activities for the six months ended June 30, 2023 primarily includes principal payments on our Term Loans, partially offset by proceeds from common stock issuance related to employee options exercised.
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
On May 10, 2023, we used $20.0 million of cash to repay a portion of our USD Term Loans and on August 11, 2023, we used $20.0 million of cash to repay an additional portion of the USD Term Loans. There were no other material changes to the commitments since December 31, 2022.
Capital expenditures
We have historically had a predictable level of capital expenditures, a significant portion of which has been discretionary and growth-related. Our capital expenditures have generally consisted of costs related to imagery and other content creation, capitalized labor for development of software, purchased computer hardware, and leasehold improvements. Content creation capital expenditures include capitalized internal and external labor for ingesting and editing creative content, content acquisition, buying content collections from photographers or Content Partners, and cameras, lenses and miscellaneous imaging equipment primarily for our editorial operations. Software includes computer software developed for internal use and consists of internal and external costs incurred during the application development stage of software development and costs of upgrades or enhancements that result in additional software functionality.
Off-balance sheet arrangements
From time to time, we may issue small amounts of letters of credit to provide credit support for leases, guarantees, and contractual commitments. The fair values of the letters of credit reflect the amount of the underlying obligation and are subject to fees competitively determined in the marketplace. As of June 30, 2023 and December 31, 2022, we had no material letters of credit outstanding or other off-balance sheet arrangements except for operating leases entered into in the normal course of business.
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
Potential Liability and Insurance
We indemnify certain customers from claims related to alleged infringements of the intellectual property rights of third parties or misappropriation of publicity or personality rights of third parties, such as claims arising from copyright infringement or failure to secure model and property releases for images we license if such a release is required. The standard terms of these indemnifications require us to defend those claims upon notice and pay related damages, if any. We typically mitigate this risk by requiring all uses of licenses to be within the scope of our licenses, and by securing necessary model and property releases for Creative Stills content and by contractually requiring contributing photographers and other content partners to do the same prior to submitting any content to us, and by limiting damages/liability in certain circumstances. Additionally, we require all contributors and Content Partners, as well as companies that are potential acquisition targets to warrant that the content licensed to or purchased by us does not and will not infringe upon or misappropriate the rights of third parties. We also require content providers, including contributing photographers and, Content Partners and sellers of businesses or image collections that we have purchased to indemnify us in certain circumstances where a claim arises in relation to an image they have provided or sold to us. Content Partners are also typically required to carry insurance policies for losses related to such claims and individual contributors are encouraged to carry such policies and we have insurance policies to cover litigation costs for such claims. We will record liabilities for these indemnifications if and when such claims are probable and the range of possible payments and available recourse from content partners can be estimated, as applicable. Historically, the exposure to such claims has been immaterial, as were the recorded liabilities for intellectual property infringement at June 30, 2023 and December 31, 2022. As such, management believes the estimated fair value of these liabilities is minimal.
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
The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because management does not believe a material liability is probable, no related liabilities were recorded at June 30, 2023 and December 31, 2022. We are subject to a variety of claims and suits that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties and management’s judgment about these matters may change in the future. Additionally, we hold insurance policies that mitigate potential losses arising from certain indemnifications, and historically, significant costs related to performance under these obligations have not been incurred.
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
We recognize revenue gross of contributor royalties because we are the principal in the transaction as we are the party responsible for the performance obligation and we control the product or service prior to transferring to the customer. We also license content to customers through third-party delegates worldwide (approximately 3% of total revenues for the six months ended June 30, 2023 and 2022). Delegates sell our products directly to customers as the principal in those transactions. Accordingly, we recognize revenue net of costs paid to delegates. Delegates typically earn and retain 35% to 50% of the license fee, and we recognize the remaining 65% to 50% as revenue.
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
Foreign currencies
Assets and liabilities for subsidiaries with functional currencies other than the U.S. dollar are recorded in foreign currencies and translated at the exchange rate on the Balance Sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to “Other comprehensive income (loss)”, as a separate component of stockholder’s deficit. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in “Foreign exchange gain (losses) — net” in the Consolidated Statements of Operations. For the six months ended June 30, 2023 and 2022, the Company recognized net foreign currency transaction losses of $14.1 million and gains of $38.2 million, respectively.
Accounts receivable, net
Accounts receivable are trade receivables, net of reserves for allowances for doubtful accounts totaling $7.1 million as of June 30, 2023 and $6.5 million as of December 31, 2022.
Allowance for doubtful accounts is calculated based on historical losses, existing economic conditions, and analysis of specific older account balances of customer and delegate accounts. Trade receivables are written off when collection efforts have been exhausted. The allowance for sales returns is estimated based on historical returns as a percentage of revenue. Estimated sales returns are recorded as a reduction of revenue and were insignificant in all periods presented. Approximately 7% of the recorded trade receivables were more than 90 days past-due as of June 30, 2023, compared to less than 7% at December 31, 2022. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers and their dispersion across many geographic areas.
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
Prior to the Business Combination, certain employees of the Company were granted equity awards under Legacy Getty’s Amended and Restated 2012 Equity Incentive Plan (“Legacy Getty 2012 Plan”). Upon closing of the Business Combination, awards under the Legacy Getty 2012 Plan were converted at the Exchange Ratio, and the Company’s board of directors approved the Getty Images Holdings, Inc. 2022 Equity Incentive Plan (“2022 Plan”). The 2022 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, dividend equivalents, restricted stock units, performance stock units and other stock or cash-based awards. Under the 2022 Plan, up to 51,104,577 shares of Class A common stock are reserved for issuance, of which 7,730,861 shares are available to be issued as of June 30, 2023.

The Getty Images Holdings, Inc. Earn Out Plan (“Earn Out Plan”) provides for the grant of RSUs. Under the Earn Out Plan, up to 6,000,000 shares of Class A common stock are reserved for issuance, of which 4,479,377 shares are available to be issued as of June 30, 2023.
The Getty Images Holdings, Inc. 2022 Employee Stock Purchase Plan (“ESPP”) provides for shares of Class A common stock to be purchased by eligible employees at a discount. Under the ESPP, up to 5,000,000 shares of Class A common stock are reserved for issuance, of which all 5,000,000 shares are available to be issued as of June 30, 2023.
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
We are exposed to changes in Adjusted Term SOFR interest rates on the USD Term Loans of the senior secured credit facilities subject to a minimum floor of 0.00%. Adjusted Term SOFR is equal to Term SOFR plus 0.10%. As of June 30, 2023, the principal outstanding of our USD Term Loans of the senior secured credit facility was $662.2 million. As of June 30, 2023, the applicable Adjusted Term SOFR was above said floor. To offset our exposure to interest rate changes, Getty Images has entered into interest rate swap agreements with notionals of $355.0 million. These swap arrangements have an embedded floor of minus 0.10% and are exposed to changes in Term SOFR interest rates. Based on the principal outstanding, and incorporating the effect of the swap agreements, as of June 30, 2023 each one eighth percentage point increase in Term SOFR thereafter would correspondingly increase our interest expense on the senior secured credit facilities by approximately $0.4 million per annum. We are also exposed to changes in EURIBOR interest rates on the senior secured term loan, subject to a minimum floor of 0.00%. As of June 30, 2023, the principal outstanding of our EUR Term Loans of the senior secured term was €419.0 million. Based on the principal outstanding as of June 30, 2023, each one eighth percentage point increase in the EURIBOR rate would correspondingly increase our interest expense on the senior secured credit facilities by approximately $0.6 million per annum.
Foreign currency market risk
We are exposed to foreign currency risk by virtue of our international operations. For each of the six months ended June 30, 2023 and 2022, we derived approximately 50% of our revenue from operations outside the United States. Getty Images and its subsidiaries enter into transactions that are denominated in currencies other than Getty Images’ functional currency, including Euro and British pounds. Some of these transactions result in foreign currency denominated assets and liabilities that are revalued each month. Upon revaluation, transaction gains and losses are generated, which, with the exception of those related to long-term intercompany balances, are reported as exchange gains and losses in our consolidated statements of income in the periods in which the exchange rates fluctuate. Transaction gains and losses on foreign currency denominated long-term intercompany balances for which settlement is not planned or anticipated in the foreseeable future, are reported in “Accumulated other comprehensive” loss in our consolidated balance sheets.
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
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective in ensuring that the information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The Company has been named as a defendant in two lawsuits filed by former public warrant holders in the United States District Court for the Southern District of New York, Alta Partners, LLC v. Getty Images Holdings, Inc., Case No. 1:22-cv-08916 (filed October 19, 2022), and CRCM Institutional Master Fund (BVI) LTD, et al. v. Getty Images Holdings, Inc., Case No. 1:23-cv-01074 (filed February 8, 2023). The plaintiffs generally allege breaches of the Warrant Agreement, dated August 4, 2020, and alternative claims for violations of the federal securities laws, including claims under the Securities Act of 1933 and/or the Securities Exchange Act of 1934. The complaints seek, among other things, an award of money damages. On February 17, 2023, the Court consolidated the actions for purposes of discovery. The Company has filed answers to the complaints and discovery is ongoing. The Company believes the claims are without merit and intends to defend itself vigorously.
Getty Images (US), Inc. is a plaintiff in a lawsuit filed in the United States District Court for the District of Delaware against Stability AI, Inc. and Stability AI, Ltd. The case, Getty Images (US), Inc. v. Stability AI, Inc., Case No. 1:23-cv-00135-GBW, was originally filed on February 3, 2023 against Stability AI, Inc. Getty Images (US), Inc. filed an Amended Complaint on March 29. 2023 naming Stability AI, Ltd. as an additional defendant. The dispute arises out of the defendants’ alleged unauthorized reproduction of approximately 12 million images from Getty Images’ websites, along with the accompanying captions and associated metadata, and use of the copied content in connection with Stability AI’s generative artificial intelligence model known as Stable Diffusion. Getty Images (US), Inc. has asserted claims for copyright infringement; removal, alteration and/or falsification of copyright management information; trademark infringement; unfair competition; trademark dilution; and deceptive trade practices. The Amended Complaint seeks, among other things, monetary damages and injunctive relief. On May 2, 2023, the defendants moved to dismiss or, in the alternative, to transfer the case to the Northern District of California. The defendants’ motion is premised on their contention that Stability AI, Ltd. is not subject to personal jurisdiction in Delaware. Getty Images served jurisdictional discovery requests on Defendants on May 12, 2023 and the parties have agreed to extend Getty Images (US), Inc.’s time to respond to the motion to dismiss while the parties engage in discovery relating to the defendants’ activities within Delaware and other states in the U.S.
Arising out of similar alleged facts, Getty Images (US), Inc, Getty Images International U.C., Getty Images (UK) Limited, Getty Images Devco UK Limited and iStockphoto LP are Claimants in proceedings issued in the High Court of England & Wales against Stability AI Limited on January 16, 2023, claim number IL-2023-000007, which, together with the Particulars of Claim (the Claimants’ statement of case) were served on the defendant on May 12, 2023. The Claimants assert claims for copyright infringement, infringement of database rights, trademark infringement, passing off and breach of the terms and conditions of the Claimants’ websites and seeks, amongst other things, monetary damages, injunctive relief and legal costs. On June 28, 2023, Stability AL Ltd. filed a motion to strike portions of the Particulars of Claim and seeks summary judgement on certain of the claims. The parties will hold a two-day hearing on that motion in late October or early September 2023.
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

10.2*∧	Form of Award Agreement Awarding Restricted Stock Units under the Getty Images Holdings, Inc. 2022 Earn Out Plan
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________________________
* Filed herewith.
** Furnished herewith.
∧ Indicates management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 21, 2023		GETTY IMAGES HOLDINGS, INC.
	By:	/s/ Jennifer Leyden
	Name:	Jennifer Leyden
	Title:	Chief Financial Officer