Form 10-Q
period 2023-09-30
Getty Images Holdings, Inc.
filed 2023-11-14
CIK 1898496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 9, 2023, 402,977,324 shares of Class A common stock, par value $0.0001 per share, of Getty Images Holdings, Inc. were issued and outstanding.

GETTY IMAGES HOLDINGS, INC.
Form 10-Q
For the Quarterly Period Ended September 30, 2023
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
•the extent to which we are able to maintain and expand the breadth and quality of our content library through content licensed from third-party suppliers, content acquisitions and imagery captured by its staff of in-house photographers;
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
•the risk that any prolonged strike by, or lockout of, one or more of the unions that provide personnel essential to the production of films or television programs, such as the 2023 strike by the writers’ union and the actors' unions, could further impact our entertainment business;
•the inability to expand our operations into new products, services and technologies and to increase customer and supplier awareness of new and emerging products and services, including with respect to our AI initiatives;
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
•the risk that claims, judgements, lawsuits and other proceedings that have been, or may be, instituted against us or our predecessors could adversely affect our business;
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

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)
(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$113,546	$97,912
Restricted cash	4,250	4,482
Accounts receivable – net of allowance of $7,040 and $6,460, respectively	126,165	129,603
Prepaid expenses	13,255	15,728
Insurance recovery receivable	60,000	—
Taxes receivable	10,421	11,297
Other current assets	13,217	10,497
Total current assets	340,854	269,519
PROPERTY AND EQUIPMENT – NET	174,578	172,083
RIGHT OF USE ASSETS	41,997	47,231
GOODWILL	1,499,869	1,499,578
IDENTIFIABLE INTANGIBLE ASSETS – NET	396,443	419,548
DEFERRED INCOME TAXES – NET	7,639	8,272
OTHER LONG-TERM ASSETS	43,378	51,952
TOTAL	$2,504,758	$2,468,183
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$94,072	$93,766
Accrued expenses	42,161	49,327
Income taxes payable	5,670	8,031
Litigation reserves	96,711	—
Deferred revenue	169,025	171,371
Total current liabilities	407,639	322,495
LONG-TERM DEBT – NET	1,380,386	1,428,847
LEASE LIABILITIES	41,358	46,218
DEFERRED INCOME TAXES – NET	32,275	37,075
UNCERTAIN TAX POSITIONS	31,381	37,333
OTHER LONG-TERM LIABILITIES	4,222	3,167
Total liabilities	1,897,261	1,875,135
Commitments and contingencies (Note 7)

STOCKHOLDERS’ EQUITY:
Class A common stock, $0.0001 par value: 2.0 billion shares authorized; 402.7 million shares issued and outstanding as of September 30, 2023 and 394.8 million shares issued and outstanding as of December 31, 2022	40	39
Additional paid-in capital	1,973,330	1,936,324
Accumulated deficit	(1,302,124)	(1,282,354)
Accumulated other comprehensive loss	(111,964)	(108,928)
Total Getty Images Holdings, Inc. stockholders’ equity	559,282	545,081
Noncontrolling interest	48,215	47,967
Total stockholders’ equity	607,497	593,048
TOTAL	$2,504,758	$2,468,183
See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUE	$229,298	$230,474	$690,616	$694,778

OPERATING EXPENSE:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	$60,939	$64,040	$187,579	$191,052
Selling, general and administrative expenses	97,253	91,571	300,930	280,255
Depreciation	13,786	12,407	40,349	37,298
Amortization	7,298	11,566	21,765	35,676
Loss on litigation	106,108	—	112,549	—
Recovery of loss on litigation	(60,000)	—	(60,000)	—
Other operating expense – net	(24)	532	588	4,096
Operating expense	225,360	180,116	603,760	548,377
INCOME FROM OPERATIONS	3,938	50,358	86,856	146,401

OTHER EXPENSE, NET:
Interest expense	(32,255)	(29,397)	(94,435)	(88,983)
(Loss) gain on fair value adjustment for swaps and foreign currency exchange contract – net	(2,322)	5,672	(5,047)	22,777
Unrealized foreign exchange gains – net	16,482	33,671	2,395	71,905
Loss on extinguishment of debt	—	(2,693)	—	(2,693)
Net loss on fair value adjustment for warrant liabilities	—	(161,339)	—	(161,339)
Other non-operating income (expense) – net	1,104	(3,763)	2,226	(3,408)

Total other expense – net	(16,991)	(157,849)	(94,861)	(161,741)
LOSS BEFORE INCOME TAXES	(13,053)	(107,491)	(8,005)	(15,340)
INCOME TAX EXPENSE	(5,395)	(10,625)	(11,517)	(38,974)

NET LOSS	(18,448)	(118,116)	(19,522)	(54,314)
Less:
Net (loss) income attributable to noncontrolling interest	(45)	(62)	248	313
Premium on early redemption of Redeemable Preferred Stock	—	26,678	—	26,678
Redeemable Preferred Stock dividend	—	4,666	—	43,218
NET LOSS ATTRIBUTABLE TO GETTY IMAGES HOLDINGS, INC.	$(18,403)	$(149,398)	$(19,770)	$(124,523)

Net loss per share attributable to Class A Getty Images Holdings, Inc. common stockholders:
Basic	$(0.05)	$(0.47)	$(0.05)	$(0.52)
Diluted	$(0.05)	$(0.51)	$(0.05)	$(0.59)

Weighted-average Class A common shares outstanding:
Basic	399,703,684	318,152,726	397,492,201	237,235,059
Diluted	399,703,684	323,337,894	397,492,201	238,963,448
See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NET LOSS	$(18,448)	$(118,116)	$(19,522)	$(54,314)
OTHER COMPREHENSIVE LOSS:
Net foreign currency translation adjustment losses	(13,833)	(33,416)	(3,036)	(66,779)
COMPREHENSIVE LOSS	(32,281)	(151,532)	(22,558)	(121,093)
Less: Comprehensive (loss) gain attributable to noncontrolling interest	(45)	(61)	248	313
COMPREHENSIVE LOSS ATTRIBUTABLE TO GETTY IMAGES HOLDINGS, INC.	$(32,236)	$(151,471)	$(22,806)	$(121,406)
See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands except share amounts)
(unaudited)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Getty Images Holdings, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
BALANCE - December 31, 2022	394,771,254	$39	$1,936,324	$(1,282,354)	$(108,928)	$545,081	$47,967	$593,048
Net income	—	—	—	2,696	—	2,696	507	3,203
Net foreign currency translation adjustment gains in comprehensive income	—	—	—	—	8,380	8,380	—	8,380
Issuance of common stock in connection with equity-based compensation arrangements	2,081,832	—	2,639	—	—	2,639	—	2,639
Equity-based compensation activity	—	—	6,840	—	—	6,840	—	6,840
BALANCE - March 31, 2023	396,853,086	39	1,945,803	(1,279,658)	(100,548)	565,636	48,474	614,110
Net loss	—	—	—	(4,063)	—	(4,063)	(214)	(4,277)
Net foreign currency translation adjustment gains in comprehensive income	—	—	—	—	2,417	2,417	—	2,417
Issuance of common stock in connection with equity-based compensation arrangements	2,552,970	1	2,258	—	—	2,259	—	2,259
Common shares withheld for settlement of taxes in connection with equity-based compensation	(579,644)		(2,993)			(2,993)		(2,993)
Equity-based compensation activity	—	—	12,120	—	—	12,120	—	12,120
BALANCE - June 30, 2023	398,826,412	40	1,957,188	(1,283,721)	(98,131)	575,376	48,260	623,636
Net loss	—	—	—	(18,403)	—	(18,403)	(45)	(18,448)
Net foreign currency translation adjustment losses in comprehensive income	—	—	—	—	(13,833)	(13,833)	—	(13,833)
Issuance of common stock in connection with equity-based compensation arrangements	4,452,618	—	8,283	—	—	8,283	—	8,283
Common shares withheld for settlement of taxes in connection with equity-based compensation	(592,292)	—	(2,614)	—	—	(2,614)	—	(2,614)
Equity-based compensation activity	—	—	10,473	—	—	10,473	—	10,473
BALANCE - September 30, 2023	402,686,738	$40	$1,973,330	$(1,302,124)	$(111,964)	$559,282	$48,215	$607,497

See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
(In thousands except share amounts)
(unaudited)

	Redeemable Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Getty Images Holdings, Inc. Stockholders’ Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE — December 31, 2021	677,484	$685,350	153,313,505	$1,533	—	$—	$933,569	$(1,203,440)	$(78,403)	$(346,741)	$48,056	$(298,685)
Retroactive application of recapitalization			42,781,797	(1,513)			1,513			—		—
BALANCE — December 31, 2021, after effect of recapitalization (Note 2)	677,484	$685,350	196,095,302	$20	—	$—	$935,082	$(1,203,440)	$(78,403)	$(346,741)	$48,056	$(298,685)
Net income								24,899		24,899	208	25,107
Net foreign currency translation adjustment losses in comprehensive loss	—	—	—	—	—	—	—	—	(3,878)	(3,878)	(1)	(3,879)
Cumulative effect of accounting change- adoption of ASU 2019-12	—	—	—	—	—	—	—	(1,360)	—	(1,360)	—	(1,360)
Issuance of common stock in connection with option exercises	—	—	11,991	—	—	—	29	—	—	29	—	29
Equity-based compensation activity	—	—	—	—	—	—	1,741	—	—	1,741	—	1,741
Redeemable Preferred Stock dividend	18,631	18,847	—	—	—	—	(18,847)	—	—	(18,847)	—	(18,847)
BALANCE — March 31, 2022	696,115	$704,197	196,107,293	$20	—	$—	$918,005	$(1,179,901)	$(82,281)	$(344,157)	$48,263	$(295,894)
Net income	—	—	—	—	—	—	—	38,528	—	38,528	167	38,695
Net foreign currency translation adjustment losses in comprehensive loss	—	—	—	—	—	—	—	—	(29,485)	(29,485)	—	(29,485)
Equity-based compensation activity	—	—	—	—	—	—	1,390	—	—	1,390	—	1,390
Redeemable Preferred Stock dividend	19,478	19,705	—	—	—	—	(19,705)	—	—	(19,705)	—	(19,705)
BALANCE — June 30, 2022	715,593	$723,902	196,107,293	$20	—	$—	$899,690	$(1,141,373)	$(111,766)	$(353,429)	$48,430	$(304,999)
Net loss	—	—	—	—	—	—	—	(118,054)	—	(118,054)	(62)	(118,116)
Other comprehensive income	—	—	—	—	—	—	—	—	(33,416)	(33,416)	1	(33,415)
Issuance of common stock in connection with option exercises	—	—	1,555,961	—	—	—	120	—	—	120	—	120
Common shares withheld for settlement of taxes in connection with equity-based compensation	—	—	(679,914)	—	—	—	(6,267)	—	—	(6,267)	—	(6,267)
Equity-based compensation activity	—	—	—	—	—	—	2,806	—	—	2,806	—	2,806
Redeemable Preferred Stock dividend	—	4,666	—	—	—	—	(4,666)	—	—	(4,666)	—	(4,666)
Premium on early redemption of Redeemable Preferred Stock	—	26,678	—	—	—	—	(26,678)	—	—	(26,678)	—	(26,678)
Redemption of Redeemable Preferred Stock for cash and share consideration	(715,593)	(755,246)	15,000,000	2	—	—	140,248	—	—	140,250	—	140,250
Issuance of Class A and Class B common stock upon Business Combination and PIPE Investment, net	—	—	107,068,311	10	5,140,000	1	688,269	—	—	688,280	—	688,280
Issuance of Class A common stock upon exercise of Private Placement Warrants	—	—	11,555,996	1	—	—	232,852	—	—	232,853	—	232,853
Issuance of Class A common stock upon exercise of Public Warrants	—	—	10,201	—	—	—	121	—	—	121	—	121
Issuance of Class A common stock upon vesting of Earn-out shares	—	—	58,999,956	6	—	—	(6)	—	—	—	—	—
Conversion of Class B common stock to Class A common Stock	—	—	5,140,000	—	(5,140,000)	(1)	—	—	—	(1)	—	(1)
BALANCE — September 30, 2022	—	$—	394,757,804	$39	—	$—	$1,926,489	$(1,259,427)	$(145,182)	$521,919	$48,369	$570,288
See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,522)	$(54,314)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	40,349	37,298
Amortization	21,765	35,676
Unrealized exchange gains on foreign denominated debt	(3,450)	(64,283)
Equity-based compensation	27,185	5,937
Non-cash fair value adjustment for common stock warrants	—	161,339
Deferred income taxes – net	(4,168)	20,473
Uncertain tax positions	(5,952)	(5,345)
Non-cash fair value adjustment for swaps and foreign currency exchange contracts	5,047	(21,256)
Amortization of debt issuance costs	2,965	4,623
Non-cash operating lease costs	5,234	9,425
Impairment of right of use assets	—	2,563
Loss on extinguishment of debt	—	2,693
Transaction costs allocated to common stock warrants	—	4,225
Other	3,348	3,507
Changes in current assets and liabilities:
Accounts receivable	(1,156)	9,743
Accounts payable	2,781	3,606
Accrued expenses	(232)	(14,598)
Insurance recovery receivable	(60,000)	—
Litigation reserves	96,711	—
Lease liabilities, non-current	(5,645)	(11,012)
Income taxes receivable/payable	(1,382)	(4,323)
Interest payable	(7,068)	(1,010)
Deferred revenue	2,412	6,607
Other	(231)	(2,401)
Net cash provided by operating activities	98,991	129,173

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(41,868)	(46,034)
Purchase of a minority investment	—	(2,000)
Net cash used in investing activities	(41,868)	(48,034)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(47,800)	(307,800)
Payment of contingent consideration	—	(10,000)
Payment of Redeemable Preferred Stock	—	(614,996)
Cash contributions from business combination	—	864,164
Cash paid for debt issuance costs	(1,137)	—
Proceeds from common stock issuance	13,181	267
Cash paid for settlement of employee taxes related to exercise of equity-based awards	(5,607)	(6,267)
Cash paid for equity issuance costs	(150)	(104,001)
Net cash used in financing activities	(41,513)	(178,633)

EFFECTS OF EXCHANGE RATE FLUCTUATIONS	(208)	(17,633)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	15,402	(115,127)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – Beginning of period	102,394	191,529
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – End of period	$117,796	$76,402
See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS
Getty Images Holdings, Inc. (the “Company” or “Getty Images”) is a preeminent global visual content creator and marketplace that offers a full range of content solutions to meet the needs of customers around the globe, no matter their size. Through Getty Images, iStock, and Unsplash brands, websites and APIs, the Company serves customers in almost every country in the world and is one of the first places people turn to discover, purchase and share powerful visual content from the world’s best photographers and videographers. The Company brings content to media outlets, advertising agencies and corporations and, increasingly, serves individual creators and prosumers.
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
The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2023 or for any other future annual or interim period.
Estimates and Assumptions — The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses reported during the period. Some of the estimates and assumptions that require the most difficult judgments are: a) the assumptions used to estimate unused capped subscription-based and credit-based products; b) the assumptions used to allocate transaction price to multiple performance obligations for uncapped subscription arrangements; c) the appropriateness of the amount of accrued income taxes, including the potential outcome of future tax consequences of events that have been recognized in the condensed consolidated financial statements as well as the deferred tax asset valuation allowances and d) the assumptions used to estimate accrued litigation reserves and insurance recoveries. These judgments are inherently uncertain which directly impacts their valuation and accounting. Actual results and outcomes may differ from management’s estimates and assumptions.

Litigation Reserves — The Company recognizes a charge for litigation reserves when a loss is probable, and the amount is material and reasonably determinable. The amount accrued represents the Company’s best estimate of the loss, including related interest if applicable or, if no best estimate within a range of outcomes exists, the minimum amount in the range is reserved and the high end of the range is disclosed. If it is determined that a loss is only reasonably possible or that a loss is probable but the amount is not reasonably estimable, the Company discloses the nature of the possible loss and gives an estimate of the possible range of loss. The estimates and judgments could change based on new information, changes in laws or regulations, or the outcome of legal proceedings, settlements, or other factors. If different estimates and judgments were applied with respect to these matters, it is likely that reserves would be recorded for different amounts. The reserve for litigation is accrued in “Litigation Reserves” on the Condensed Consolidated Balance Sheets and related legal and professional fees associated with the litigation are included in “Accounts Payable” or “Accrued Liabilities” on the Condensed Consolidated Balance Sheets. See “Note 7 — Commitments and Contingencies” for further discussion.

Recoveries of Losses on Litigation — The Company recognizes the benefit of recoveries of losses on litigation when it is probable that such recoveries will be received. These recoveries are typically receivable from our third-party insurance carriers for legal claims and related costs that are included in “Loss on Litigation” on the Condensed Consolidated Statement of Operations, refer to “Note 7 — Commitments and Contingencies”.

Cash, Cash Equivalents and Restricted Cash — The following represents the Company’s cash, cash equivalents and restricted cash as of September 30, 2023 and December 31, 2022 (in thousands):

	As of September 30, 2023	As of December 31, 2022
Cash and cash equivalents	$113,546	$97,912
Restricted cash	4,250	4,482
Total cash, cash equivalents and restricted cash	$117,796	$102,394
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
Accounts Receivable —  Net  —  Accounts receivable are trade receivables, net of reserves for allowances for doubtful accounts totaling $7.0 million as of September 30, 2023 and $6.5 million as of December 31, 2022. The Company recorded net bad debt expense of $1.0 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively and $2.0 million and $1.0 million for the nine months ended September 30, 2023 and 2022, respectively.
Allowance for doubtful accounts is calculated based on historical losses, existing economic conditions, and analysis of specific older account balances of customer and delegate accounts. Trade receivables are written off when collection efforts have been exhausted.
Minority Investment without Readily Determinable Fair Value — The carrying amount of the minority investments, which is included within “Other long-term assets” on the Condensed Consolidated Balance Sheets, was $9.5 million and $9.6 million as September 30, 2023 and December 31, 2022, respectively. The Company uses the measurement alternative for these equity investments and their carrying value is reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments. Revenue related to content consumed by the minority investees was not material during the three and nine months ended September 30, 2023 and 2022.
On a quarterly basis, the Company evaluates the carrying value of its long-term investments for impairment, which includes an assessment of revenue growth, earnings performance, working capital and general market conditions. As of September 30, 2023, no adjustments to the carrying values of the Company’s long-term investments were identified as a result of this assessment. Changes in performance negatively impacting operating results and cash flows of these investments could result in the Company recording an impairment charge in future periods.
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
Recently Adopted Accounting Standard Updates — There were no new accounting standards adopted during the quarter ended September 30, 2023 that had a material impact on the Company's financial position or results of operations.
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
The following table summarizes the location and fair value amounts of derivative instruments reported in the Condensed Consolidated Balance Sheets (in thousands):

	As of September 30, 2023		As of December 31, 2022
	Asset	Liability	Asset	Liability
Derivatives not designated as hedging instruments:
Interest rate swaps	$3,985	$—	$9,032	$—
Total derivatives	$3,985	$—	$9,032	$—

Short-term derivative assets are included in “Other current assets” and long-term derivative assets are included in “Other long-term assets” on the Condensed Consolidated Balance Sheets.
The Company recognized a net loss of $2.3 million and a net gain of $5.7 million on the derivative instruments for the three months ended September 30, 2023 and 2022, respectively. The Company recognized a net loss of $5.0 million and a net gain of $22.8 million on the derivative instruments for the nine months ended September 30, 2023 and 2022, respectively. These are included in “(Loss) gain on fair value adjustment for swaps and foreign currency exchange contract – net” on the Condensed Consolidated Statements of Operations.
4. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s disclosable financial instruments consist of cash equivalents, interest rate swaps, and debt. Assets and liabilities measured at fair value on a recurring basis (cash equivalents and interest rate swaps) and a nonrecurring basis (debt) are categorized in the tables below.
Financial instrument assets recorded at fair value as of September 30, 2023 and December 31, 2022 are as follows (in thousands):

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Money market funds (cash equivalents)	$47,977	$—	$—	$47,977
Derivative assets:
Interest rate swaps	—	3,985	—	3,985
	$47,977	$3,985	$—	$51,962

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds (cash equivalents)	$20,462	$—	$—	$20,462
Derivative assets:
Interest rate swaps	—	9,032	—	9,032
	$20,462	$9,032	$—	$29,494
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
Financial instrument liabilities recorded or disclosed at fair value as of September 30, 2023 and December 31, 2022 are as follows (in thousands):

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Term Loans	$—	$1,087,282	$—	$1,087,282
Senior Notes	—	299,625	—	299,625
	$—	$1,386,907	$—	$1,386,907

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Term Loans	$—	$1,112,990	$—	$1,112,990
Senior Notes	—	297,354	—	297,354
	$—	$1,410,344	$—	$1,410,344

The fair value of the Company’s Term Loans and Senior Notes are based on market quotes provided by a third-party pricing source.

5. OTHER ASSETS AND LIABILITIES
Other Long-Term Assets — Other long-term assets consisted of the following at the reported Balance Sheet dates (in thousands):

	As of September 30, 2023	As of December 31, 2022
Long term note receivable from a related party	$24,000	$24,000
Minority and other investments	12,023	12,097
Derivative asset	—	9,032
Tax receivable	2,700	2,700
Equity method investment	2,557	2,064
Long term deposits	1,506	1,609
Other	592	450
	$43,378	$51,952
Accrued Expenses — Accrued expenses at the reported Balance Sheet dates are summarized below (in thousands):

	As of September 30, 2023	As of December 31, 2022
Accrued compensation and related costs	$16,299	$23,851
Lease liabilities	9,310	10,094
Interest payable	2,931	9,993
Accrued professional fees	12,719	4,334
Other	902	1,055
	$42,161	$49,327

6. DEBT
Debt included the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
Senior Notes	$300,000	$300,000
USD Term Loans	639,600	687,400
EUR Term Loans	443,553	446,996
Less: issuance costs and discounts amortized to interest expense	(2,767)	(5,549)
Long-term debt – net	$1,380,386	$1,428,847
The face value of the EUR Term Loans was €419.0 million as of September 30, 2023 and December 31, 2022. The table above converted the EUR Term Loans to USD using currency exchange rates as of those dates.
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

The Company used $20.0 million in cash on May 10, 2023 to repay a portion of the USD Term Loans and used another $20.0 million in cash on August 11, 2023 to repay an additional portion of the USD Term Loans.
As of September 30, 2023, the Company was compliant with all debt covenants and obligations.
7. COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, the Company enters into certain types of agreements that contingently require the Company to indemnify counterparties against third-party claims. The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because management does not believe a material liability is probable, no related liabilities were recorded at September 30, 2023 and December 31, 2022.
The Company has been named as a defendant in two lawsuits filed by former public warrant holders in the United States District Court for the Southern District of New York, Alta Partners, LLC v. Getty Images Holdings, Inc., Case No. 1:22-cv-08916 (filed October 19, 2022), and CRCM Institutional Master Fund (BVI) LTD, et al. (together the “Plaintiffs”) v. Getty Images Holdings, Inc., Case No. 1:23-cv-01074 (filed February 8, 2023). The Plaintiffs generally allege breaches of the Warrant Agreement, dated August 4, 2020, and alternative claims for violations of the federal securities laws, including claims under the Securities Act of 1933 and/or the Securities Exchange Act of 1934. The complaints seek, among other things, an award of money damages. On February 17, 2023, the Court consolidated the actions for purposes of discovery. The Company filed answers to the complaints, and discovery closed on August 28, 2023. On September 11, 2023, all parties filed cross-motions for summary judgment, which were fully briefed on October 2, 2023. On October 27, 2023, the Court issued its decision on the cross-motions for summary judgment and entered judgment in favor of Plaintiffs on their breach of contract claims in the amount of $36.9 million for Alta Partners, LLC and $51.0 million for the CRCM plaintiffs, plus, in each case, pre-judgment interest of 9% per annum. The Court entered judgment in favor of the Company on all other claims asserted by Plaintiffs. The Company intends to appeal that portion of the Court’s judgment in favor of plaintiffs.
The Company’s Loss on Litigation is comprised of these summary judgment amounts, in addition to pre-judgment interest and associated legal fees through September 30, 2023. The Company has recognized Recovery of Loss on Litigation of $60.0 million, which represents the limit of the Company’s insurance coverage for this matter. Subsequent to September 30, 2023 the Company has received $5.0 million of insurance recoveries.
The Company is subject to a variety of other legal claims and suits that arise from time to time in the ordinary course of business. Other than the matter described above, management currently believes that resolving other such claims, individually or in aggregate, will not have a material adverse impact on the condensed consolidated financial statements. However, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. The Company holds insurance policies that mitigate potential losses arising from certain indemnifications, and historically, significant costs related to performance under these obligations have not been incurred.
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

As part of the appeal process in Canada, the Company may be required to pay a portion of the assessment amount, which the Company estimates could be up to $19.0 million in 2023. Such required payment is not an admission that the Company believes it is subject to such taxes. The Company believes it is more likely than not it will prevail on appeal, however, if the CRA were to be successful in the appeal process, the Company estimates the maximum potential outcome could be up to $28.0 million.

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
The following table summarizes the Company’s revenue by product (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Creative	$145,211	$145,238	$432,927	$440,305
Editorial	79,944	81,845	244,911	243,543
Other	4,143	3,391	12,778	10,930
Total Revenue	$229,298	$230,474	$690,616	$694,778
The September 30, 2023 deferred revenue balance will be earned as content is downloaded, services are provided or upon the expiration of subscription-based products, and nearly all is expected to be earned within the next twelve months. During the nine months ended September 30, 2023, the Company recognized revenue of $127.8 million, that had been included in deferred revenue as of January 1, 2023.
9. EQUITY—BASED COMPENSATION

Equity-based compensation expense is recorded in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations, net of estimated forfeitures. The Company recognized equity-based compensation - net of estimated forfeitures of $10.5 million and $29.4 million for the three and nine months ended September 30, 2023, respectively. The Company recognized equity-based compensation - net of estimated forfeitures of $2.8 million and $5.9 million for the three and nine months ended September 30, 2022, respectively. The Company capitalized $1.3 million and $2.2 million of equity-based compensation expense associated with the cost of developing internal-use software during the three and nine months ended September 30, 2023, respectively. No equity-based compensation expense associated with the cost of developing internal-use software was capitalized during the three and nine months ended September 30, 2022, respectively.

The Getty Images Holdings, Inc. 2022 Equity Incentive Plan (“2022 Plan”) provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, dividend equivalents, restricted stock units (“RSU”), performance stock units (“PSU”), and other stock or cash-based awards. Equity-based awards generally vest over three or four years. Under the 2022 Plan, up to 51,104,577 shares of Class A common stock are reserved for issuance, of which 7,792,506 are available to be issued as of September 30, 2023.

Stock Options — The following tables presents a summary of the Company’s stock option activity for the nine months ended September 30, 2023 (in thousands except weighted average data and years):

		Weighted	Remaining
	Number	Average	Average
	of	Exercise	Contractual
	awards	Price	Life (in Years)
Outstanding — December 31, 2022	29,935	$3.08	5.85
Granted	2,934	6.49
Exercised	(4,352)	3.03
Pre-vesting forfeitures	(22)	5.87
Post-vesting cancellations	(15)	5.82
Outstanding - September 30, 2023	28,480	3.43	5.50

Exercisable - September 30, 2023	24,284	$3.01	4.89
Vested and expected to vest after September 30, 2023	28,456	$3.43	5.50
Intrinsic value of stock options is calculated as the excess of market price of the Company’s common stock over the strike price of the stock options, multiplied by the number of stock options. The intrinsic value of the Company’s stock options is as follows (in thousands):

	As of September 30, 2023	As of December 31, 2022
Stock options outstanding	$90,312	$75,888
Stock options exercisable	$85,242	$68,431
Stock options vested and expected to vest	$90,234	$75,704
The intrinsic value of stock options exercised for the nine months ended September 30, 2023 was approximately $13.2 million. The intrinsic value of stock options exercised for the nine months ended September 30, 2022 was $14.7 million.
The weighted-average grant-date fair value of stock options, the valuation model used to estimate the fair value, and the assumptions input into that model, for awards granted during the nine months ended September 30, 2023 were as follows. No stock options were granted during the three months ended September 30, 2022:

Nine Months Ended September 30,
2023
Weighted average grant date fair value per award	$2.20
Valuation model used	Black-Scholes
Expected award price volatility	50.00%
Risk-free rate of return	3.70%
Expected life of awards	5.89 years
Expected rate of dividends	None
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
As of September 30, 2023, there was $7.5 million of total unrecognized compensation expense related to outstanding stock options, which the Company expects to recognize over a weighted average period of approximately 2.27 years.
Restricted Stock Units — The following table presents a summary of RSU activity (in thousands except weighted average data):

	Number
	of	Weighted Average
	awards	Grant-Date Fair Value
Outstanding — December 31, 2022	4,367	$5.58
Granted	3,394	$4.78
Vested	(1,717)	$5.56
Cancelled	(134)	$5.58
Outstanding - September 30, 2023	5,910	$5.13
As of September 30, 2023, the total unrecognized compensation expense related to RSUs is approximately $27.1 million, which is expected to be recognized over a weighted average period of approximately 2.39 years.

Performance Stock Units — The following table presents a summary of PSU activity (in thousands except weighted average data):

Number
	of	Weighted Average
	awards	Grant-Date Fair Value
Outstanding — December 31, 2022	—	$—
Granted	942	$4.75
Vested	—	$—
Cancelled	—	$—
Outstanding - September 30, 2023	942	$4.75

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
Earn Out Plan —The Getty Images Holdings, Inc. Earn Out Plan (“Earn Out Plan”) provides for the grant of RSUs, which generally vest upon grant. Under the Earn Out Plan, up to 6.0 million shares of Class A common stock are reserved for issuance, of which 2,975,696 shares are available to be issued as of September 30, 2023.

Number
	of	Weighted Average
	awards	Grant-Date Fair Value
Outstanding — December 31, 2022	—	$—
Granted	3,024	$4.76
Vested	(3,024)	$4.76
Cancelled	—	$—
Outstanding - September 30, 2023	—	$—

As of September 30, 2023, there is no unrecognized compensation expense related to RSUs granted from the Earn Out Plan, as all RSUs were fully vested upon grant.
Employee Stock Purchase Plan —The Getty Images Holdings, Inc. 2022 Employee Stock Purchase Plan (“ESPP”) provides for shares of Class A common stock to be purchased by eligible employees at six months intervals at 85% of the fair market value of the stock on either the first or last trading day of each six months period, whichever is lower. Eligible employees are allowed to contribute up to 10% of their compensation. The Company’s first six months period under the ESPP began on June 01, 2023. Under the ESPP, up to 5.0 million shares of Class A common stock are reserved for issuance, of which all 5.0 million are available to be issued as of September 30, 2023.

10. INCOME TAXES

The provision for income taxes for interim periods is determined using an estimate of the Company’s annual effective rate as prescribed under ASC 740 “Income Taxes” (“ASC 740”). Any changes to the estimated annual rate are recorded in the interim period in which the changes occur.

The Company recorded an income tax expense of $5.4 million and $10.6 million for the three months ended September 30, 2023 and 2022, respectively. The decrease in tax expense compared to the prior year is primarily due to the tax benefit on the loss on litigation in current year.

The Company recorded an income tax expense $11.5 million and $39.0 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease in tax expense compared to the prior year is primarily due to changes in pre-tax income (loss), a release of uncertain tax position reserves in current year, the tax benefit on the loss on litigation in current year, and nondeductible net loss on fair value adjustment for warrant liabilities in prior year.

The Company’s effective income tax rate is (41.3)% and (143.9)% for the three and nine months ended September 30, 2023, respectively. The most significant drivers of the difference between the 2023 statutory U.S. federal income tax rate of 21.0% and the Company’s effective tax rate are jurisdictions with losses for which no tax benefit can be recognized and foreign withholding tax expense not analogous to pre-tax income.

The Company’s effective income tax rate is (9.9)% and (254.1)% for the three and nine months ended September 30, 2022, respectively. The most significant drivers of the difference between the 2022 statutory U.S. federal income tax rate of 21.0% and the Company’s effective tax rate are nondeductible net loss on fair value adjustment for warrant liabilities and foreign withholding tax expense not analogous to pre-tax income.

11. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table sets forth the computation of basic and diluted loss per share of Class A common stock (amounts in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NET LOSS	$(18,448)	$(118,116)	$(19,522)	$(54,314)
Less:
Net (loss) income attributable to noncontrolling interest	(45)	(62)	248	313
Premium on early redemption of Redeemable Preferred Stock	—	26,678	—	26,678
Redeemable Preferred Stock dividend	—	4,666	—	43,218
NET LOSS ATTRIBUTABLE TO GETTY IMAGES HOLDINGS, INC. - Basic	$(18,403)	$(149,398)	$(19,770)	$(124,523)
Less:
Change in fair value of Public and Forward Purchase Warrants	—	(15,278)	—	(15,278)
NET LOSS ATTRIBUTABLE TO GETTY IMAGES HOLDINGS, INC. - Diluted	(18,403)	(164,676)	(19,770)	(139,801)

Weighted-average Class A common stock outstanding:
Basic	399,703,684	318,152,726	397,492,201	237,235,059
Effect of dilutive securities	—	5,185,168	—	1,728,389
Diluted	399,703,684	323,337,894	397,492,201	238,963,448
Net loss per share of Class A common stock attributable to Getty Images Holdings, Inc. common stockholders:
Basic	$(0.05)	$(0.47)	$(0.05)	$(0.52)
Diluted	$(0.05)	$(0.51)	$(0.05)	$(0.59)
Diluted loss per share of Class A common stock adjusts basic loss per share for the potentially dilutive impact of stock options and warrants. During periods when the impact of warrants that are liability-classified are dilutive, the Company assumes share settlement of the instruments as of the beginning of the reporting period, adjusts the numerator to remove the change in fair value of the warrant liability and adjusts the denominator to include the dilutive shares calculated using the treasury stock method.
The following are excluded from the computation of diluted net income per share of Class A common stock as their effect would have been anti-dilutive:

	September 30,
	2023	2022
Common stock options	28,479,654	28,970,753
Restricted stock units	5,889,481	—
	34,369,135	28,970,753
Performance stock units were not included in the calculation of diluted earnings per share as the necessary conditions had not been met as of September 30, 2023.

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
Getty Images is a preeminent global visual content creator and marketplace. Through Getty Images, iStock, and Unsplash, we offer a full range of content solutions to meet the needs of any customer—no matter their size—around the globe, with over 551 million visual assets available through its industry-leading sites. New content and coverage is added daily, with over 10 million new assets added each quarter and over 2.8 billion searches annually. The Company had more than 825,000 purchasing customers, with customers from almost every country in the world with websites in 23 languages bringing the world’s best content to media outlets, advertising agencies and corporations of all sizes and, increasingly, serving individual creators and prosumers.
In support of its content, Getty Images employs over 110 staff photographers and videographers, distributes the content of over 551,000 contributors and more than 315 premium content partners. Over 80,000 of our contributors are exclusive to the Company, creating content that cannot be found anywhere else. Each year, we cover more than 160,000 global events across news, sport and entertainment, providing a depth and breadth of coverage that is unmatched. Getty Images also maintains one of the largest and best privately-owned photographic archives in the world with over 135 million images across geographies, time periods and verticals.
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
Creative
Creative, is comprised of royalty free (“RF”) photos, illustrations, vectors and videos, that are released for commercial use and cover a wide variety of commercial, conceptual and contemporary subjects, including lifestyle, business, science, health, wellness, beauty, sports, transportation and travel. This content is available for immediate use by a wide range of customers with a depth, breadth and quality allowing our customers to produce impactful websites, digital media, social media, marketing campaigns, corporate collateral, textbooks, movies, television and online video content relevant to their target geographies and audiences. We primarily source Creative content from a broad network of professional, semi-professional and amateur creators, many of whom are exclusive to Getty Images. We have a global creative insights team dedicated to providing briefing and art direction to our exclusive contributor community. Creative represents 62.7% and 63.4% of our revenue of which 52.9% and 47.1% is generated through our annual subscription products, for the nine months ended September 30, 2023 and 2022, respectively. Annual Subscription products include products and subscriptions with a duration of 12 months or longer, Unsplash API and Custom Content.
Editorial

Editorial, is comprised of photos and videos covering the world of entertainment, sports and news. We combine contemporary coverage of events around the globe with one of the largest privately held archives globally with access to images from the beginning of photography. We invest in a dedicated editorial team which includes over 110 staff photographers and videographers to generate our own coverage in addition to coverage from our network of content partners. Editorial represents 35.5% and 35.1% of our revenue, of which 52.9% and 51.6% is generated through our annual subscription products, for the nine months ended September 30, 2023 and 2022, respectively. Annual Subscription products include subscriptions with a duration of 12 months or longer.
Other
Other represents 1.9% and 1.6% of our revenue for the nine months ended September 30, 2023 and 2022, respectively. This includes music licensing, digital asset management and distribution services, print sales and data licensing.
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
Unsplash
Unsplash.com is a platform offering free stock photo downloads and paid subscriptions targeted to the high-growth prosumer and semi-professional creator segments. The Unsplash website reaches a significant and geographically diverse audience with more than 103 million image downloads every month. On October 4, 2022, Unsplash launched Unsplash+, an unlimited paid subscription providing access to unique model-released content with expanded legal protections.
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
For content contributors:
•Access to a marketplace that reaches almost every country in the world, across all customer categories and sizes and generated annual royalties of nearly $220 million for the trailing twelve months ending September 30, 2023.
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
Closing of the Business Combination
In connection with the Business Combination, on the Closing Date, Getty Images issued, (a) an aggregate of 66,000,000 shares of Class A common stock for aggregate gross proceeds of $660.0 million and (b) 20,000,000 shares of Class A common stock and 3,750,000 Forward Purchase Warrants (as defined in the notes to the consolidated financial statements of our most recently filed Annual Report on Form 10-K) for an aggregate purchase price of $200 million. The foregoing transactions resulted in aggregate gross proceeds to the Company of approximately $864.2 million, which included approximately $4.2 million remaining in the trust account. The Company used the proceeds, in addition to cash on hand, to repay a portion of its outstanding indebtedness and retire the Redeemable Preferred Stock of Legacy Getty. Each option to purchase shares of common stock of Legacy Getty (whether vested or unvested) was converted into a comparable option to purchase shares of Class A common stock of Getty Images.
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
Key Performance Indicators (KPI)
The Key Performance Indicators outlined below are the metrics that provide management with the most immediate understanding of the drivers of business performance and our ability to deliver shareholder return, track to financial targets and prioritize customer satisfaction. Note, KPI comparisons to periods prior to trailing twelve-months ended September 30, 2023 reflect some COVID-19 impact.

	Twelve Months Ended September 30,
	2023	2022
LTM total purchasing customers (thousands)[1]	826	837
LTM total active annual subscribers (thousands)[1]	202	107
LTM paid download volume (millions)[1,2]	95	94
LTM annual subscriber revenue retention rate	94.5%	103.0%
Image collection (millions)[1]	525	484
Video collection (millions)	27	23
LTM video attachment rate[1]	13.7%	12.7%
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

Total purchasing customers is the count of total customers who made a purchase within the reporting period based on billed revenue. This metric provides management and investors with an understanding of both how we are growing our purchasing customer base and combined with revenue, an understanding of our average revenue per purchasing customer. This metric differs from total customers, which is a count of all downloading customers, irrespective of whether they made a purchase in the period. The decrease in total purchasing customers is due to a decline in our ALC purchaser volumes as we continue to shift customers into annual subscription products.

Total active annual subscribers is the count of customers who were on an annual subscription product during the LTM reporting period. This metric provides management and investors with visibility into the rate at which we are growing our annual subscriber base and is highly correlated to the percentage of our revenue that comes from annual subscription products. Growth in annual subscribers reflects the Company’s deliberate focus on expanding its subscription offerings for customers to provide comprehensive content solutions across all price points. The increase of approximately 88% over the corresponding period in 2022 was driven primarily by our e-commerce subscriptions, including our iStock and Unsplash+ subscriptions.

Paid download volume is a count of the number of paid downloads by our customers in the reported period. This metric informs both management and investors about the volumes at which customers are engaging with our content over time. Growth in paid download volumes is a signal that our content is continuing to meet the evolving needs of our customers. Paid download volume was flat for the LTM ended September 30, 2023, as compared to the LTM ended September 30, 2022.

Annual subscriber revenue retention rate calculates retention of total revenue for customers on annual subscription products, comparing the customer’s total booked revenue (inclusive of spend for both annual subscription and non-annual subscription products) in the LTM period to the prior twelve month period. For example, LTM annual subscriber booked revenue (the amount of revenue invoiced to customers) for the period ended September 30, 2023 was 94.5% of revenue from these customers in the period ended September 30, 2022. Revenue retention rate informs management and investors on the degree to which we are maintaining or growing revenue from our annual subscriber base. As we continue to focus on growing subscriptions as percentage of total revenue, revenue retention for these customers is a key driver of the predictability of our financial model with respect to revenue. LTM annual subscriber revenue retention rate decreased for the period ended September 30, 2023, as compared to the period ended September 30, 2022. The decline was primarily driven by lower revenue retention rates on some of our smaller e-commerce subscription customers.

Image and Video collection is a count of the total images and videos in our content library as of the reporting date. Management and investors can view growth in the size, both depth and breadth, of the content library as an indication of our ability to continue to expand our content offering with premium, high quality, contemporary content to meet the evolving needs of our customers. Image and video collections increased as of September 30, 2023 compared to September 30, 2022.

Video attachment rate is a measure of the percentage of total paid customer downloaders who are video downloaders. Customer demand for video content continues to grow and represents a significant opportunity for revenue growth for Getty Images. The video attachment rate provides management and investors with an indication of our customers’ level of engagement with our video content offering. Our expansion of video across our subscription products is focused on further increasing the attachment rate over time. The increase in video attachment rates from the LTM period ended September 30, 2022 to the period ended September 30, 2023 reflects increased customer awareness of our video offering, improved search and site prominence for video content, and upselling of video into subscriptions.
Executive summary
Revenue
We generate revenue by licensing content to customers through multiple license models and purchase options, as well as by providing related services to our customers. The key image licensing model in the pre-shot market is RF. Content licensed on a RF basis is subject to a standard set of terms, allowing the customer to use the image for an unlimited duration and without limitation on the use or application. Within our video offering, we also offer a licensing model known as Rights-Ready. The Rights-Ready model offers a limited selection of broader usage categories, thus simplifying the purchase process. In September 2023, we launched Generative AI by Getty Images on gettyimages.com, a generative AI text to image tool that was trained exclusively on Getty Images’ world‑class content with uncapped indemnification for commercial use. Customers that download visuals through the tool will receive the standard royalty‑free license.

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
Cost of revenue (exclusive of depreciation and amortization)
The ownership rights to the majority of the content we license are retained by the owners, and licensing rights are provided to us by a large network of content contributors and content partners. When we license content entrusted to us by content suppliers, we pay royalties to them at varying rates depending on the license model and the use of that content that our customers select. Suppliers who choose to work with us under contract typically receive royalties of 20% to 50% of the total license fee we charge customers, depending on the basis on which their content is licensed by our customers. Contributors will be compensated for any inclusion of their content in AI data training sets and, in certain cases, share in the revenue generated by AI tools and services trained with their content. We also own the copyright to certain content in our collections (wholly-owned content), including content produced by our staff photographers for our editorial product, for which we do not pay any third-party royalties. Cost of revenue includes certain costs of our assignment photo shoots, but excludes amortization associated with creating or buying content. Cost of revenue consists primarily of royalties owed to content contributors, comprised of photographers, filmmakers, third-party companies that license their collection of content through us (“Content Partners”) and third party music content providers. We expect our cost of revenue as a percentage of revenue to vary modestly based on changes in revenue mix by product, as royalty rates vary depending on license model and use of content.

Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) primarily consists of staff costs, marketing expense, occupancy costs, professional fees and other general operating charges. We expect our selling, general and administrative expenses to increase in absolute dollars but remain relatively constant as a percentage of revenue in the near term. Absolute dollar spending will increase as we continue to expand our operations and invest in our growth, in addition to incurring incremental expenses to comply with the additional requirements of being a public company. Lastly, we expect our marketing to stay relatively constant as a percentage of revenue. However, the Company will continue to evaluate opportunities to incrementally invest in marketing as may be appropriate.

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

Our future financial condition and results of operation will also be dependent upon various factors that generally affect the digital content industry, including the general trends affecting the media, marketing and advertising customer bases that we target, protection of intellectual property, and new and expanding technology such as generative artificial intelligence technologies. In addition, our financial condition and results of operation will continue to be affected by factors that affect internet commerce companies and by general macroeconomic factors such as the global uncertainty caused by, among other things, the military conflicts between Russia and Ukraine and in the Middle East, high interest rates, currency fluctuations, high inflation and labor shortages.

Results of Operations
The following table presents our results of operations for the periods indicated:
Consolidated statements of operations

(In thousands)	Three Months Ended September 30,		increase (decrease)		Nine Months Ended September 30,		increase (decrease)
	2023	2022	$ change	% change	2023	2022	$ change	% change
Revenue	$229,298	$230,474	$(1,176)	(0.5)%	$690,616	$694,778	$(4,162)	(0.6)%
Cost of revenue (exclusive of depreciation and amortization shown separately below)	60,939	64,040	(3,101)	(4.8)%	187,579	191,052	(3,473)	(1.8)%
Selling, general and administrative expenses	97,253	91,571	5,682	6.2%	300,930	280,255	20,675	7.4%
Depreciation	13,786	12,407	1,379	11.1%	40,349	37,298	3,051	8.2%
Amortization	7,298	11,566	(4,268)	(36.9)%	21,765	35,676	(13,911)	(39.0)%
Loss on litigation	106,108	—	106,108	NM	112,549	—	112,549	NM
Recovery of loss on litigation	(60,000)	—	(60,000)	NM	(60,000)	—	(60,000)	NM
Other operating expense – net	(24)	532	(556)	(105)%	588	4,096	(3,508)	(86)%
Operating expense	225,360	180,116	45,244	25.1%	603,760	548,377	55,383	10.1%
Income from operations	3,938	50,358	(46,420)	(92.2)%	86,856	146,401	(59,545)	(40.7)%
Interest expense	(32,255)	(29,397)	(2,858)	9.7%	(94,435)	(88,983)	(5,452)	6.1%
(Loss) gain on fair value adjustment for swaps and foreign currency exchange contract – net	(2,322)	5,672	(7,994)	(140.9)%	(5,047)	22,777	(27,824)	(122.2)%
Unrealized foreign exchange gains – net	16,482	33,671	(17,189)	(51.0)%	2,395	71,905	(69,510)	(96.7)%
Loss on extinguishment of debt	—	(2,693)	2,693	NM	—	(2,693)	2,693	NM
Net loss on fair value adjustment for warrant liabilities	—	(161,339)	161,339	NM	—	(161,339)	161,339	NM
Other non-operating income (expense) – net	1,104	(3,763)	4,867	(129)%	2,226	(3,408)	5,634	(165)%
Total other expense – net	(16,991)	(157,849)	140,858	(89)%	(94,861)	(161,741)	66,880	(41.4)%
Loss before income taxes	(13,053)	(107,491)	94,438	(88)%	(8,005)	(15,340)	7,335	(48)%
Income tax expense	(5,395)	(10,625)	5,230	(49.2)%	(11,517)	(38,974)	27,457	(70.4)%
Net loss	$(18,448)	$(118,116)	$99,668	NM	$(19,522)	$(54,314)	$34,792	NM
________________________
NM - Not meaningful
Comparison of the Three Months Ended September 30, 2023 and 2022
Revenue by product

(In thousands)	Three Months Ended September 30,				increase / (decrease)
	2023	% of revenue	2022	% of revenue	$ change	% change	CN % change
Creative	145,211	63.3%	145,238	63.0%	(27)	—%	(0.8)%
Editorial	79,944	34.9%	81,845	35.5%	(1,901)	(2.3)%	(3.3)%
Other	4,143	1.8%	3,391	1.5%	753	22.2%	21.1%
Total revenue	$229,298	100.0%	$230,474	100.0%	$(1,175)	(0.5)%	(1.3)%
Consolidated Revenue. For the three months ended September 30, 2023, reported revenue was $229.3 million as compared to reported revenue of $230.5 million for the three months ended September 30, 2022. On a reported basis, revenue decreased by 0.5% (decreased 1.3% CN) for the three months ended September 30, 2023. Foreign exchange movements have positively impacted reported revenue growth for the three months ended September 30, 2023 by 80 basis points, largely driven by the weakening dollar relative to the EUR and GBP.
Creative. In Creative, revenue was flat on a reported basis (decreased 0.8% CN) for the three months ended September 30, 2023 as compared to the same period in 2022. At the product level, decreases for the three-month period included Getty

Images Stills and Video (decreased $8.7 million) and iStock monthly subscriptions and ALC credit sales (decreased $3.0 million), which was in part due to our continued focus on driving customers to our committed solutions. Offsetting increases were led by our iStock annual subscriptions (increased $3.0 million) and Getty Images annual subscriptions (increased $8.5 million).
Editorial. In Editorial, revenue decreased on a reported basis 2.3% (decreased 3.3% CN) for the three months ended September 30, 2023. The decrease was seen largely within editorial ALC (decreased by $4.5 million), partially offset by an increase in our editorial subscriptions (increased by $2.0 million), which was in part due to our continued focus on driving customers to our committed solutions. The overall decrease is partly due to US political spend in the prior period, partially offset by Women’s World Cup spend in the current period.
Other. This category includes music licensing, digital asset management and distribution services, print sales, and data licensing. Revenue for the three months ended September 30, 2023 from our Other products increased on a reported basis by 22.2% (increased 21.1% CN) compared to the same period in 2022. The increase for the three months ended September 30, 2023 was driven by music licensing (increase of $0.3 million), data licensing (increase of $0.2 million), and digital asset management and distribution services (increase of $0.2 million).
Cost of revenue (exclusive of depreciation and amortization). Cost of revenue for the three months ended September 30, 2023 was $60.9 million (26.6% of revenue) compared to $64.0 million (27.8% of revenue) in the same prior year period. The decrease in cost of revenue as a percentage of revenue compared to the prior period was due primarily to revenue mix by product. Generally, cost of revenue rates vary modestly period over period based on changes in revenue mix by product, as royalty rates vary depending on the license model and use of content.
Selling, general and administrative expense. Reported SG&A expense increased by $5.7 million or 6.2% (increased 5.3% CN) for the three months ended September 30, 2023 as compared to the same period in 2022. SG&A fluctuations from the prior period include the following:

•increase of $6.3 million related to staff costs for the three months ended September 30, 2023. The increase was largely driven by equity-based compensation, resulting primarily from grants of restricted stock units.
•increase in professional fees of $1.3 million for the three months ended September 30, 2023. The increase is primarily related to legal fees associated with ongoing litigation related to our intellectual property rights.
•decrease in marketing spend of 15.6% ($2.0 million) for the three months ended September 30, 2023. For the three months ended September 30, 2023, marketing spend as a percentage of sales decreased to 4.6% from the three months ended September 30, 2022 ratio of 5.5%. The decrease was due primarily to decreased investment in digital marketing.
Depreciation expense. For the three months ended September 30, 2023, depreciation expense was $13.8 million, which was in line with the prior year period.
Amortization expense. For the three months ended September 30, 2023, amortization expense was $7.3 million, which was a decrease of $4.3 million compared to the prior year period. The decrease was due to several of our intangible assets becoming fully amortized in the fourth quarter of 2022.
Loss on litigation. For the three months ended September 30, 2023, the Company’s loss on litigation of $106.1 million is comprised of the summary judgment amounts related to two lawsuits filed by former public warrant holders, in addition to pre-judgment interest and associated legal fees through September 30, 2023. Loss on Litigation will increase in the future to the extent we continue to incur costs associated with this litigation.
Recovery of loss on litigation. The Company has recognized recovery of loss on litigation of $60.0 million, which represents the limit of the Company’s third-party insurance coverage related to the lawsuits filed by former public warrant holders.
Other operating (income) expense - net. We recognized insignificant amounts of other operating expense, net for the three months ended September 30, 2023 and 2022.
Interest expense. We recognized interest expense of $32.3 million and $29.4 million for the three months ended September 30, 2023 and September 30, 2022, respectively. Our interest expense primarily consists of interest charges on our outstanding U.S. dollar and Euro term loans (the “Term Loans”), $300.0 million of Senior Unsecured Notes (the “Senior

Notes”), and the unused portion of our revolving credit facility as well as the amortization of original issue discount on our Term Loans and amortization of deferred debt financing fees.
Fair value adjustment for swaps and foreign currency exchange contract - net. We recognized fair value adjustment losses for our swaps and foreign currency exchange contracts, net of $2.3 million for the three months ended September 30, 2023, compared with net gains of $5.7 million for the three months ended September 30, 2022. Gains and losses were driven by changes in interest and foreign exchange rates, relative to the rates in our derivatives.
Unrealized foreign exchange gains - net. We recognized foreign exchange gains, net of $16.5 million for the three months ended September 30, 2023, compared with $33.7 million for the three months ended September 30, 2022. The gains were primarily driven by fluctuations in the EUR related to our EUR Term Loans.
Loss on extinguishment of debt. For the three months ended September 30, 2022, the Company utilized proceeds from the Business Combination along with cash on hand to repay $300.0 million of outstanding indebtedness on its USD Term Loans. The loss on debt extinguishment represents the acceleration of the issuance costs and debt discount. There were no such costs in the current year period.
Net loss on fair value adjustment of warrant liabilities. For the three months ended September 30, 2022, there was a loss on fair value of our warrant liability of $161.3 million. There was no such warrant liability in the current year period.
Other non-operating income (expense) - net. We recognized other non-operating income, net of $1.1 million and expense of $3.8 million for the three months ended September 30, 2023 and September 30, 2022, respectively. For the three months ended September 30, 2023, the income primarily related to interest income from our cash and cash equivalents. For the three months ended September 30, 2022, the expense relates to the transaction costs that were allocated to the fair value of the warrant liability, which were expensed upon the Closing of the Business Combination.
Income tax expense. The Company’s income tax expense decreased by $5.2 million to an expense of $5.4 million for three months ended September 30, 2023, as compared to an expense of $10.6 million for the three months ended September 30, 2022. The Company’s effective income tax rate for the three months ended September 30, 2023 is (41.3)%, compared to (9.9)% for the three months ended September 30, 2022. The decrease in tax expense compared to the prior year is primarily due to the tax benefit on the loss on litigation in current year.
Comparison of the Nine Months Ended September 30, 2023 and 2022
The following table presents our results of operations for the periods indicated:
Revenue by product

(In thousands)	Nine Months Ended September 30,				increase / (decrease)
	2023	% of revenue	2022	% of revenue	$ change	% change	CN % change
Creative	432,927	62.7%	440,305	63.4%	(7,378)	(1.7)%	(0.4)%
Editorial	244,911	35.5%	243,543	35.1%	1,368	0.6%	1.8%
Other	12,778	1.9%	10,930	1.6%	1,848	16.9%	18.6%
Total revenue	$690,616	100.0%	$694,778	100.0%	$(4,163)	(0.6)%	0.7%
Consolidated Revenue. For the nine months ended September 30, 2023, reported revenue was $690.6 million as compared to reported revenue of $694.8 million for the nine months ended September 30, 2022. On a reported basis, revenue decreased by 0.6% (increased 0.7% CN) for the nine months ended September 30, 2023. Foreign exchange movements have negatively impacted reported revenue growth for the nine months ended September 30, 2023 by 130 basis points, largely driven by the strengthening dollar relative to the EUR and GBP.
Creative. In Creative, revenue decreased on a reported basis 1.7% (decreased 0.4% CN) for the nine months ended September 30, 2023 as compared to the same period in 2022. At the product level, decreases for the nine month period included Getty Images Stills and Video (decreased $17.3 million) and iStock monthly subscriptions and ALC credit sales (decreased $10.8 million), which was in part due to our continued focus on driving customers to our committed solutions.

Offsetting increases were led by our iStock annual subscriptions (increased $8.9 million) and Getty Images annual subscriptions (increased $11.7 million).
Editorial. In Editorial, revenue increased on a reported basis 0.6% (increased 1.8% CN) for the nine months ended September 30, 2023. The increase was seen across both assignments (increased by $3.0 million) and editorial subscriptions (increased $4.1 million). Offsetting decreases were led by editorial ALC (decreased $5.8 million), which is largely due to our continued focus on driving customers to our committed solutions. The overall increase is driven by Entertainment, which is partially offset by US political midterms in the prior year.
Other. This category includes music licensing, digital asset management and distribution services, print sales, and data licensing. Revenue for the nine months ended September 30, 2023 from our Other products increased on a reported basis by 16.9% (increased 18.6% CN) compared to the same period in 2022. The increase for the nine months ended September 30, 2023 was driven by music licensing (increase of $1.0 million), data licensing (increase of $0.8 million), and digital asset management and distribution services (increase of $0.6 million), which was partially offset by print sales (decreased by $0.6 million).
Cost of revenue (exclusive of depreciation and amortization). Cost of revenue for the nine months ended September 30, 2023 was $187.6 million (27.2% of revenue) compared to $191.1 million (27.5% of revenue) in the same prior year period. The decrease in cost of revenue as a percentage of revenue compared to the prior period was due primarily to revenue mix by product. Generally, cost of revenue rates vary modestly period over period based on changes in revenue mix by product, as royalty rates vary depending on the license model and use of content.
Selling, general and administrative expense. Reported SG&A expense increased by $20.7 million or 7.4% (increased 10.7% CN) for the nine months ended September 30, 2023 as compared to the same period in 2022. SG&A fluctuations from the prior period include the following:

•increase of $23.3 million related to staff costs for the nine months ended September 30, 2023. The increase was largely driven by equity-based compensation, resulting primarily from grants of restricted stock units.
•increase in professional fees of $4.7 million for the nine months ended September 30, 2023. The increase is primarily related to legal fees associated with ongoing litigation related to our intellectual property rights. Beginning with this reporting period, the Company is reclassifying historical legal fees associated with our warrant litigation from “Selling, general and administrative expenses” to “Loss on litigation” within the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2023, $6.4 million has been reclassified to Loss on litigation.
•decrease in marketing spend of 13.4% ($5.6 million) for the nine months ended September 30, 2023. For the nine months ended September 30, 2023, marketing spend as a percentage of sales decreased to 5.2% from the nine months ended September 30, 2022 ratio of 6.0%. The decrease was due primarily to decreased investment in digital marketing.
Depreciation expense. For the nine months ended September 30, 2023, depreciation expense was $40.3 million, which was in line with the prior year period.
Amortization expense. For the nine months ended September 30, 2023, amortization expense was $21.8 million, which was a decrease of $13.9 million compared to the prior year period. The decrease was due to several of our intangible assets becoming fully amortized in the fourth quarter of 2022.
Loss on litigation. For the nine months ended September 30, 2023, the Company’s loss on litigation of $112.5 million is comprised of the summary judgment amounts related to two lawsuits filed by former public warrant holders, in addition to pre-judgment interest and associated legal fees through September 30, 2023. Loss on Litigation will increase in the future to the extent we continue to incur costs associated with this litigation.
Recovery of loss on litigation. The Company has recognized recovery of loss on litigation of $60.0 million, which represents the limit of the Company’s third-party insurance coverage related to the lawsuits filed by former public warrant holders.
Other operating (income) expense - net. For the nine months ended September 30, 2023, the decrease in other operating expense, net from the prior period was $3.5 million. The decrease was driven by the abandonment of some of our office space in North America, which occurred in the prior year period.

Interest expense. We recognized interest expense of $94.4 million and $89.0 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. Our interest expense primarily consists of interest charges on our outstanding U.S. dollar and Euro term loans (the “Term Loans”), $300.0 million of Senior Unsecured Notes (the “Senior Notes”), and the unused portion of our revolving credit facility as well as the amortization of original issue discount on our Term Loans and amortization of deferred debt financing fees.
Fair value adjustment for swaps and foreign currency exchange contract - net. We recognized fair value adjustment losses for our swaps and foreign currency exchange contracts, net of $5.0 million for the nine months ended September 30, 2023, compared with net gains of $22.8 million for the nine months ended September 30, 2022. Gains and losses are driven by changes in interest and foreign exchange rates, relative to the rates in our derivatives.
Unrealized foreign exchange gains - net. We recognized foreign exchange gains, net of $2.4 million for the nine months ended September 30, 2023, compared with $71.9 million for the nine months ended September 30, 2022. These changes are primarily driven by fluctuations in the EUR related to our EUR Term Loans.
Loss on extinguishment of debt. For the nine months ended September 30, 2022, the Company utilized proceeds from the Business Combination along with cash on hand to repay $300.0 million of outstanding indebtedness on its USD Term Loans. The loss on debt extinguishment represents the acceleration of the issuance costs and debt discount. There were no such costs in the current year period.
Net loss on fair value adjustment of warrant liabilities. For the nine months ended September 30, 2022 there was a loss on fair value of our warrant liability of $161.3 million. There was no such warrant liability in the current year period.
Other non-operating income (expense) - net. We recognized other non-operating income, net of $2.2 million and expense of $3.4 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. For the nine months ended September 30, 2023, the income primarily related to interest income from our cash and cash equivalents. For the nine months ended September 30, 2022, the expense relates to the transaction costs that were allocated to the fair value of the warrant liability, which were expensed upon the Closing of the Business Combination.
Income tax expense. The Company’s income tax expense decreased by $27.5 million to an expense of $11.5 million for the nine months ended September 30, 2023, as compared to an expense of $39.0 million for the nine months ended September 30, 2022. The Company’s effective income tax rate for the nine months ended September 30, 2023 is (143.9)%, compared to (254.1)% for the nine months ended September 30, 2022. The decrease in tax expense compared to the prior year is primarily due to changes in pre-tax income (loss), a release of uncertain tax position reserves in current year, the tax benefit on the loss on litigation in current year, and nondeductible net loss on fair value adjustment for warrant liabilities in prior year.

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

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(18,448)	$(118,116)	$(19,522)	$(54,314)
Add/(less) non-GAAP adjustments:
Depreciation and amortization	21,084	23,973	62,114	72,974
Loss on litigation, net of recovery[1]	46,108	—	52,549	—
Other operating expense - net	(24)	532	588	4,096
Interest expense	32,255	29,397	94,435	88,983
Fair value adjustments, foreign exchange and other non-operating expense (income) [2]	(15,264)	(35,580)	426	(91,274)
Loss on extinguishment of debt	—	2,693	—	2,693
Net loss on fair value adjustment for warrant liabilities	—	161,339	—	161,339
Income tax expense	5,395	10,625	11,517	38,974
Equity-based compensation expense	9,176	2,805	27,185	5,937
Adjusted EBITDA	$80,282	$77,668	$229,292	$229,408
Net loss margin	(8.0)%	(51.2)%	(2.8)%	(7.8)%
Adjusted EBITDA Margin	35.0%	33.7%	33.2%	33.0%
________________________
(1) Beginning with this reporting period, the Company is reclassifying historical legal fees associated with our warrant litigation from “Selling, general and administrative expenses” to “Loss on litigation” within the Condensed Consolidated Statements of Operations. The aggregate amount of these fees reported through June 30, 2023, totaled $7.5 million, with $1.1 million recognized for the three months ended December 31, 2022 and $6.4 million recognized for the six months ended June 30, 2023. This change is classification serves to increase our Adjusted EBITDA by $6.4 million for the nine months ended September 30, 2023, when compared to classification in prior periods.
(2) Fair value adjustments for our swaps and foreign currency exchange contracts, foreign exchange gains (losses) and other insignificant non-operating related expenses (income).

Liquidity and Capital Resources
Our sources of liquidity are our existing cash and cash equivalents, cash provided by operations and amounts available under our revolving credit facility. As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents of $113.5 million and $97.9 million, respectively, and availability under our revolving credit facility. On May 4, 2023, we increased and extended our revolving credit facility to $150.0 million, which expires May 4, 2028. On May 10, 2023, we used $20.0 million of cash to repay a portion of our USD Term Loans and on August 11, 2023, we used $20.0 million of cash to repay an additional portion of the USD Term Loans. Our principal liquidity needs include debt service and capital expenditures, as well as those required to support working capital, internal growth, and strategic acquisitions and investments. Deferred revenue represents the majority of our current liabilities, which given its nature is not expected to require cash settlement.
As we have previously disclosed, the Company has been named as a defendant in two lawsuits filed by former public warrant holders. The plaintiffs generally alleged breaches of the Warrant Agreement, dated August 4, 2020, and alternative claims for violations of the federal securities laws, including claims under the Securities Act of 1933 and/or the Securities Exchange Act of 1934. On October 27, 2023, the Court issued its decision on the cross-motions for summary judgment and entered judgment in favor of Plaintiffs on their breach of contract claims in the amount of $36.9 million for Alta Partners, LLC and $51.0 million for the CRCM plaintiffs, plus, in each case, pre-judgment interest of 9% per annum. The Company’s Loss on Litigation is comprised of these summary judgment amounts, in addition to pre-judgment interest and associated legal fees through September 30, 2023. The Company has recognized Recovery of Loss on Litigation of $60.0 million, which represents the limit of the Company’s insurance coverage for this matter. Subsequent to September

30, 2023 the Company has received $5.0 million of insurance recoveries. The Company intends to appeal the part of the Court’s decision that ruled for the plaintiffs.
We have previously disclosed that we have open tax audits in various jurisdictions and some of these jurisdictions require taxpayers to pay assessed taxes in advance or at the time of appealing such assessments. The Company has open tax audits in various jurisdictions and some of these jurisdictions require taxpayers to pay assessed taxes in advance or at the time of appealing such assessments. One such jurisdiction is Canada, where one of the Company’s subsidiaries, iStockphoto ULC, recently received tax assessments from the CRA asserting additional tax is due. The position taken by the CRA is related to the transactions between iStockphoto ULC and other affiliates within the Getty Images group for the 2015 Canadian income tax return filed. The Company believes the CRA position lacks merit and intends to appeal and vigorously contest these assessments.
As part of the appeal process in Canada, the Company may be required to pay a portion of the assessed amounts, which we estimate could be up to $19.0 million in 2023. Such required payment is not an admission that the Company believes it is subject to such taxes. The Company believes it is more likely than not it will prevail on appeal, however, if the CRA were to be successful in the appeal process, we estimate the maximum potential outcome could be up to $28.0 million.
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
Our liquidity may also be adversely affected by the resolution of pending or future tax audits and legal proceedings. We may be subject to tax liabilities in excess of amounts reserved for liabilities for uncertain tax positions on our condensed consolidated balance sheets. In addition, certain jurisdictions in which we have current open tax audits require taxpayers to pay assessed taxes in advance of contesting, whether by way of litigation or appeal, an adverse determination or assessment by the relevant taxing authority. The amount of any such advance payment depends upon the amount in controversy and may be material, and payment of any such amount could adversely affect our liquidity. A jurisdiction that collects any such advance payment generally will repay such amounts if we ultimately prevail in the related litigation or appeal. See “Note 13. Commitments and Contingencies” and “Note 20. Income Taxes” in our consolidated financial statements included in our 2022 Form 10-K for additional discussions of our pending tax audits and our uncertain tax positions and risks related thereto.

Cash Flows

	Nine Months Ended September 30,		increase (decrease)
(Dollars in thousands)	2023	2022	$ change	% change
Net cash provided by operating activities	$98,991	$129,173	$(30,182)	(23.4)%
Net cash used in investing activities	$(41,868)	$(48,034)	$6,166	12.8%
Net cash used in financing activities	$(41,513)	$(178,633)	$137,120	76.8%
Effects of exchange rate fluctuations	$(208)	$(17,633)	$17,425	(98.8)%
________________________
NM - Not meaningful
Cash provided by operating activities was $99.0 million for the nine months ended September 30, 2023 as compared to cash provided by operating activities of $129.2 million for the nine months ended September 30, 2022. Net cash provided by operating activities for the nine months ended September 30, 2023 is primarily due to net loss of $19.5 million adjusted for noncash expenses of $100.4 million. Additionally, there were increases related to an insurance recovery receivable ($60.0 million) and litigation reserves ($96.7 million), both related to our warrant litigation and a decrease in interest payable ($7.1 million).
Our investing activities used $41.9 million and $48.0 million in cash during the nine months ended September 30, 2023 and 2022, respectively, which was used to acquire property and equipment. The property and equipment is mainly related to internal software development as we continue to innovate and invest in the design, user experience and performance of our websites.
For the nine months ended September 30, 2023, our financing activities used $41.5 million of cash and for the nine months ending September 30, 2022 used $178.6 million of cash. Financing activities for the nine months ended September 30, 2023 primarily includes principal payments on our Term Loans, partially offset by proceeds from common stock issuance related to employee options exercised. Financing activities for the nine months ended September 30, 2022 primarily relate to the Business Combination, including cash contributions ($864.2 million) which were used to pay equity issuance costs ($104.0 million), retire our Redeemable Preferred Stock ($615.0 million) and prepay a portion of our USD Term Loans ($300.0 million). Additionally, during the six months ended June 30, 2022, the Unsplash Inc. Two-Year Earnout was achieved and was paid during the three months ended September 30, 2022 ($10.0 million).
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
Off-balance sheet arrangements
From time to time, we may issue small amounts of letters of credit to provide credit support for leases, guarantees, and contractual commitments. The fair values of the letters of credit reflect the amount of the underlying obligation and are subject to fees competitively determined in the marketplace. As of September 30, 2023 and December 31, 2022, we had no material letters of credit outstanding or other off-balance sheet arrangements except for operating leases entered into in the normal course of business.
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
Potential Liability and Insurance
We indemnify certain customers from claims related to alleged infringements of the intellectual property rights of third parties or misappropriation of publicity or personality rights of third parties, such as claims arising from copyright infringement or failure to secure model and property releases for images we license if such a release is required. The standard terms of these indemnifications require us to defend those claims upon notice and pay related damages, if any. We typically mitigate this risk by requiring all uses of licenses to be within the scope of our licenses, and by securing necessary model and property releases for Creative Stills content and by contractually requiring contributing photographers and other content partners to do the same prior to submitting any content to us, and by limiting damages/liability in certain circumstances. Additionally, we require all contributors and Content Partners, as well as companies that are potential acquisition targets to warrant that the content licensed to or purchased by us does not and will not infringe upon or misappropriate the rights of third parties. We also require content providers, including contributing photographers and, Content Partners and sellers of businesses or image collections that we have purchased to indemnify us in certain circumstances where a claim arises in relation to an image they have provided or sold to us. Content Partners are also typically required to carry insurance policies for losses related to such claims and individual contributors are encouraged to carry such policies and we have insurance policies to cover litigation costs for such claims. We will record liabilities for these indemnifications if and when such claims are probable and the range of possible payments and available recourse from content partners can be estimated, as applicable. Historically, the exposure to such claims has been immaterial, as were the recorded liabilities for intellectual property infringement at September 30, 2023 and December 31, 2022. As such, management believes the estimated fair value of these liabilities is minimal.
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
The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because management does not believe a material liability is probable, no related liabilities were recorded at September 30, 2023 and December 31, 2022. We are subject to a variety of claims and suits that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties and management’s judgment about these matters may change in the future. Additionally, we hold insurance policies that mitigate potential losses arising from certain indemnifications, and historically, significant costs related to performance under these obligations have not been incurred.
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
•the appropriateness of the amount of accrued income taxes, including the potential outcome of future tax consequences of events that have been recognized in the consolidated financial statements as well as the deferred tax asset valuation allowances; and
•the assumptions used to estimate accrued litigation reserves and insurance recoveries;
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

We recognize revenue gross of contributor royalties because we are the principal in the transaction as we are the party responsible for the performance obligation and we control the product or service prior to transferring to the customer. We also license content to customers through third-party delegates worldwide (approximately 3% of total revenues for the nine months ended September 30, 2023 and 2022). Delegates sell our products directly to customers as the principal in those transactions. Accordingly, we recognize revenue net of costs paid to delegates. Delegates typically earn and retain 35% to 50% of the license fee, and we recognize the remaining 65% to 50% as revenue.
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
Foreign currencies
Assets and liabilities for subsidiaries with functional currencies other than the U.S. dollar are recorded in foreign currencies and translated at the exchange rate on the Balance Sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to “Other comprehensive income (loss)”, as a separate component of stockholder’s deficit. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in “Foreign exchange gain (losses) — net” in the Consolidated Statements of Operations. For the nine months ended September 30, 2023 and 2022, the Company recognized net foreign currency transaction gains of $2.4 million and $71.9 million, respectively.
Accrued litigation reserves and insurance recoveries

The Company recognizes a charge for litigation reserves when a loss is probable, and the amount is material and reasonably determinable. The amount accrued represents the Company’s best estimate of the loss, including related interest if applicable or, if no best estimate within a range of outcomes exists, the minimum amount in the range is reserved and high end of the range is disclosed. If it is determined that a loss is only reasonably possible or that a loss is probable but the amount is not reasonably estimable, the Company discloses the nature of the possible loss and gives an estimate of the possible range of loss. Our estimates and judgments could change based on new information, changes in laws or regulations, or the outcome of legal proceedings, settlements, or other factors. If different estimates and judgments were applied with respect to these matters, it is likely that reserves would be recorded for different amounts. The reserve for litigation is accrued in “Litigation Reserves” on the Condensed Consolidated Balance Sheets and related legal and professional fees associated with the litigation are included in “Accounts Payable” or “Accrued Liabilities” on the Condensed Consolidated Balance Sheets.

The Company also recognizes the benefit of recoveries of losses on litigation when it is probable that such recoveries will be received. These recoveries are typically receivable from our third-party insurance carriers for legal claims and related costs that are included in “Loss on Litigation” on the Condensed Consolidated Statement of Operations.
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
We are exposed to changes in Adjusted Term SOFR interest rates on the USD Term Loans of the senior secured credit facilities subject to a minimum floor of 0.00%. Adjusted Term SOFR is equal to Term SOFR plus 0.10% As of September 30, 2023, the principal outstanding of our USD Term Loans of the senior secured credit facility was $639.6 million. To offset our exposure to interest rate changes, Getty Images has entered into interest rate swap agreements with notionals of $355.0 million. These swap arrangements have an embedded floor of minus 0.10% and are exposed to changes in Term SOFR interest rates. Based on the principal outstanding, and incorporating the effect of the swap agreements, as of September 30, 2023 each one eighth percentage point increase in Term SOFR thereafter would correspondingly increase our interest expense on the senior secured credit facilities by approximately $0.4 million per annum. We are also exposed to changes in EURIBOR interest rates on the senior secured term loan, subject to a minimum floor of 0.00%. As of September 30, 2023, the principal outstanding of our EUR Term Loans of the senior secured term was €419.0 million. Based on the principal outstanding as of September 30, 2023, each one eighth percentage point increase in the EURIBOR rate would correspondingly increase our interest expense on the senior secured credit facilities by approximately $0.6 million per annum.
Foreign currency market risk
We are exposed to foreign currency risk by virtue of our international operations. For each of the nine months ended September 30, 2023 and 2022, we derived approximately 50% of our revenue from operations outside the United States. Getty Images and its subsidiaries enter into transactions that are denominated in currencies other than Getty Images’ functional currency, including Euro and British pounds. Some of these transactions result in foreign currency denominated assets and liabilities that are revalued each month. Upon revaluation, transaction gains and losses are generated, which, with the exception of those related to long-term intercompany balances, are reported as exchange gains and losses in our consolidated statements of income in the periods in which the exchange rates fluctuate. Transaction gains and losses on foreign currency denominated long-term intercompany balances for which settlement is not planned or anticipated in the foreseeable future, are reported in “Accumulated other comprehensive” loss in our consolidated balance sheets.
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
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective in ensuring that the information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The Company has been named as a defendant in two lawsuits filed by former public warrant holders in the United States District Court for the Southern District of New York, Alta Partners, LLC v. Getty Images Holdings, Inc., Case No. 1:22-cv-08916 (filed October 19, 2022), and CRCM Institutional Master Fund (BVI) LTD, et al. v. Getty Images Holdings, Inc., Case No. 1:23-cv-01074 (filed February 8, 2023). The plaintiffs generally allege breaches of the Warrant Agreement, dated August 4, 2020, and alternative claims for violations of the federal securities laws, including claims under the Securities Act of 1933 and/or the Securities Exchange Act of 1934. The complaints seek, among other things, an award of money damages. On February 17, 2023, the Court consolidated the actions for purposes of discovery. The Company filed answers to the complaints, and discovery closed on August 28, 2023. On September 11, 2023, all parties filed cross-motions for summary judgment, which were fully briefed on October 2, 2023. On October 27, 2023, the Court issued its decision on the cross-motions for summary judgment and entered judgment in favor of Plaintiffs on their breach of contract claims in the amount of $36.9 million for Alta Partners, LLC and $51.0 million for the CRCM plaintiffs, plus, in each case, pre-judgment interest of 9% per annum. The Court entered judgment in favor of the Company on all other claims asserted by Plaintiffs. The Company intends to appeal that portion of the Court’s judgment in favor of plaintiffs.
Getty Images (US), Inc. is a plaintiff in a lawsuit filed in the United States District Court for the District of Delaware against Stability AI, Inc. and Stability AI, Ltd. The case, Getty Images (US), Inc. v. Stability AI, Inc., Case No. 1:23-cv-00135-GBW, was originally filed on February 3, 2023 against Stability AI, Inc. Getty Images (US), Inc. filed an Amended Complaint on March 29. 2023 naming Stability AI, Ltd. as an additional defendant. The dispute arises out of the defendants’ alleged unauthorized reproduction of approximately 12 million images from Getty Images’ websites, along with the accompanying captions and associated metadata, and use of the copied content in connection with Stability AI’s generative artificial intelligence model known as Stable Diffusion. Getty Images (US), Inc. has asserted claims for copyright infringement; removal, alteration and/or falsification of copyright management information; trademark infringement; unfair competition; trademark dilution; and deceptive trade practices. The Amended Complaint seeks, among other things, monetary damages and injunctive relief. On May 2, 2023, the defendants moved to dismiss or, in the alternative, to transfer the case to the Northern District of California. The defendants’ motion is premised on their contention that Stability AI, Ltd. is not subject to personal jurisdiction in Delaware. Getty Images served jurisdictional discovery requests on Defendants on May 12, 2023 and the parties have agreed to extend Getty Images (US), Inc.’s time to respond to the motion to dismiss while the parties engage in discovery relating to the defendants’ activities within Delaware and other states in the U.S. As of the date of this filing, the parties are still engaged in discovery on this motion.
Arising out of similar alleged facts, Getty Images (US), Inc, Getty Images International U.C., Getty Images (UK) Limited, Getty Images Devco UK Limited and iStockphoto LP are Claimants in proceedings issued in the High Court of England & Wales against Stability AI Limited on January 16, 2023, claim number IL-2023-000007, which, together with the Particulars of Claim (the Claimants’ statement of case) were served on the defendant on May 12, 2023. The Claimants assert claims for copyright infringement, infringement of database rights, trademark infringement, passing off and breach of the terms and conditions of the Claimants’ websites and seeks, amongst other things, monetary damages, injunctive relief and legal costs. On June 28, 2023, Stability AL Ltd. filed a motion to strike portions of the Particulars of Claim and seeks summary judgement on certain of the claims. The parties held a two-day hearing on that motion on October 31 and November 1, 2023. At that hearing, Stability AI Ltd. withdrew its application to strike Claimant’s trademark infringement and passing off claims. The remaining requests are now before the Judge to consider, and we expect a ruling on those requests in December 2023. The Judge may also issue a trial date at the same time.

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

Date: November 14, 2023		GETTY IMAGES HOLDINGS, INC.
	By:	/s/ Jennifer Leyden
	Name:	Jennifer Leyden
	Title:	Chief Financial Officer