Form 10-Q
period 2024-03-31
Getty Images Holdings, Inc.
filed 2024-05-09
CIK 1898496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2024, 408,593,823 shares of Class A common stock, par value $0.0001 per share, of Getty Images Holdings, Inc. were issued and outstanding.

GETTY IMAGES HOLDINGS, INC.
Form 10-Q
For the Quarter Ended March 31, 2024

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$134,198	$136,623
Restricted cash	4,538	4,227
Accounts receivable – net of allowance of $6,439 and $6,526, respectively	138,441	138,730
Prepaid expenses	16,117	15,798
Insurance recovery receivable	47,684	48,615
Taxes receivable	9,789	9,758
Other current assets	12,850	11,253
Total current assets	363,617	365,004
Property and equipment, net	178,226	179,378
Operating lease right-of-use assets	38,744	41,098
Goodwill	1,499,432	1,501,814
Intangible assets, net of accumulated amortization	397,399	403,805
Deferred income taxes, net	69,235	69,400
Other assets	38,800	41,262
Total assets	$2,585,453	$2,601,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$91,837	$102,525
Accrued expenses	36,407	43,653
Income taxes payable	13,941	11,325
Litigation reserves	99,539	98,149
Deferred revenue	180,603	176,349
Total current liabilities	422,327	432,001
Long-term debt, net	1,384,938	1,398,658
Lease liabilities	36,899	39,858
Deferred income taxes, net	24,837	21,580
Uncertain tax positions	24,610	24,772
Other long-term liabilities	2,697	3,462
Total liabilities	1,896,308	1,920,331

Stockholders' equity:
Class A common stock, $0.0001 par value: 2.0 billion shares authorized; 407.3 million shares issued and outstanding as of March 31, 2024 and 405.0 million shares issued and outstanding as of December 31, 2023	41	40
Additional paid-in capital	1,993,009	1,983,276
Accumulated deficit	(1,249,560)	(1,263,015)
Accumulated other comprehensive loss	(102,682)	(87,076)
Total Getty Images Holdings, Inc. stockholders’ equity	640,808	633,225
Non-controlling interest	48,337	48,205
Total stockholders’ equity	689,145	681,430
Total liabilities and stockholders’ equity	$2,585,453	$2,601,761

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$222,278	$235,642

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$60,256	$63,286
Selling, general and administrative expenses	100,944	102,223
Depreciation	14,360	13,023
Amortization	534	7,207
Loss on litigation	2,022	172
Other operating expenses – net	3,128	279
Total operating expenses	181,244	186,190
Income from operations	41,034	49,452

Other (expense) income, net:
Interest expense	(32,724)	(30,497)
Loss on fair value adjustment for swaps – net	(1,459)	(2,085)
Unrealized foreign exchange gains (loss) – net	16,422	(10,922)
Other non-operating income – net	1,515	488
Total other expense – net	(16,246)	(43,016)
Income before income taxes	24,788	6,436
Income tax expense	(11,201)	(3,233)

Net income	13,587	3,203
Less:
Net income attributable to non-controlling interest	132	507
Net income attributable to Getty Images Holdings, Inc.	$13,455	$2,696

Net income per share attributable to Class A Getty Images Holdings, Inc. common stockholders:
Basic	$0.03	$0.01
Diluted	$0.03	$0.01

Weighted-average Class A common shares outstanding:
Basic	405,635	395,307
Diluted	414,893	408,641
See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$13,587	$3,203
Other comprehensive income (loss):
Net foreign currency translation adjustment (losses) gains	(15,606)	8,380
Comprehensive (loss) income	(2,019)	11,583
Less: Comprehensive gain attributable to non-controlling interest	132	507
Comprehensive (loss) income attributable to Getty Images Holdings, Inc.	$(2,151)	$11,076
See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Getty Images Holdings, Inc. Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	404,971	$40	$1,983,276	$(1,263,015)	$(87,076)	$633,225	$48,205	$681,430
Net income	—	—	—	13,455	—	13,455	132	13,587
Net foreign currency translation adjustment losses in comprehensive income	—	—	—	—	(15,606)	(15,606)	—	(15,606)
Issuance of common stock in connection with equity-based compensation arrangements	2,904	1	2,195	—	—	2,196	—	2,196
Common shares withheld for settlement of taxes in connection with equity-based compensation	(571)	—	(2,492)	—	—	(2,492)	—	(2,492)
Equity-based compensation activity	—	—	10,030	—	—	10,030	—	10,030
Balance at March 31, 2024	407,304	$41	$1,993,009	$(1,249,560)	$(102,682)	$640,808	$48,337	$689,145

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Getty Images Holdings, Inc. Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	394,771	$39	$1,936,324	$(1,282,354)	$(108,928)	$545,081	$47,967	$593,048
Net income	—	—	—	2,696	—	2,696	507	3,203
Net foreign currency translation adjustment gains in comprehensive income	—	—	—	—	8,380	8,380	—	8,380
Issuance of common stock in connection with equity-based compensation arrangements	2,082	—	2,639	—	—	2,639	—	2,639
Equity-based compensation activity	—	—	6,840	—	—	6,840	—	6,840
Balance at March 31, 2023	396,853	$39	$1,945,803	$(1,279,658)	$(100,548)	$565,636	$48,474	$614,110
See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,587	$3,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,360	13,023
Amortization	534	7,207
Unrealized exchange (losses) gains on foreign denominated debt	(11,708)	9,489
Equity-based compensation	9,134	6,132
Deferred income taxes – net	3,422	(40)
Uncertain tax positions	(163)	1,222
Non-cash fair value adjustment for swaps - net	1,459	2,085
Amortization of debt issuance costs	743	1,031
Non-cash operating lease costs	2,913	1,878
Other	632	723
Changes in assets and liabilities:
Accounts receivable	(2,051)	(5,721)
Accounts payable	(8,877)	657
Accrued expenses	(212)	(5,079)
Insurance recovery receivable	931	—
Litigation reserves	1,390	—
Lease liabilities, non-current	(2,957)	(2,022)
Income taxes receivable/payable	145	(2,015)
Interest payable	(7,317)	(7,573)
Deferred revenue	7,883	7,833
Other	(2,320)	(118)
Net cash provided by operating activities	21,528	31,915

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(14,452)	(15,525)
Net cash used in investing activities	(14,452)	(15,525)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(2,201)	—
Repayment of debt	(2,600)	(2,600)
Proceeds from common stock issuance	2,021	2,639
Cash paid for settlement of employee taxes related to equity-based awards	(2,492)	—
Cash paid for equity issuance costs	—	(86)
Net cash used in financing activities	(5,272)	(47)

Effects of exchange rates fluctuations	(3,918)	2,541
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2,114)	18,884
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – Beginning of period	140,850	102,394
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – End of period	$138,736	$121,278
See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Description of the Company and Basis of Presentation

Description of the Company
Unless otherwise noted, references in these notes to the unaudited condensed consolidated financial statements to “Getty Images,” “Company,” “we,” “our,” and “us,” refer to Getty Images Holdings, Inc. and its subsidiaries.

Getty Images Holdings, Inc. is a preeminent global visual content creator and marketplace that offers a full range of content solutions to meet the needs of customers around the globe, no matter their size. Through Getty Images, iStock, and Unsplash brands, websites, and APIs, the Company serves customers in almost every country. It is one of the first places people turn to discover, purchase, and share powerful visual content from the world’s best photographers and videographers. The Company brings content to media outlets, advertising agencies, and corporations and increasingly serves individual creators and prosumers.
Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of Getty Images and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for any future period or the entire year.
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Certain prior year amounts have been reclassified to conform to the current year's presentation. The loss on litigation incurred during the three months ended March 31, 2023, previously included in “Selling, general, and administrative expenses,” has been reclassified to its line item on the condensed consolidated statements of operations. Certain prior year disaggregated revenue amounts have been reclassified to conform to the current year presentation. All intercompany accounts and transactions have been eliminated in consolidation.
Estimates and Assumptions
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Note 2 - Summary of Significant Accounting Policies
There have been no changes to the significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 15, 2024 that have had a material impact on the Company’s condensed consolidated financial statements and related notes. The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Allowance for Doubtful Accounts
Accounts receivable, net, are trade receivables net of reserves for allowances for doubtful accounts totaling $6.4 million as of March 31, 2024, and $6.5 million as of December 31, 2023. The Company recorded net bad debt expenses of $0.3 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively. The allowance for doubtful accounts is calculated based on current expected credit losses, which includes consideration of historical losses, existing economic conditions, and analysis of specific older account balances of customer and delegate accounts. Trade receivables are written off when collection efforts have been exhausted.
Unrealized Foreign Exchange Gains (Loss) - net
We recognized foreign exchange gains - net of $16.4 million for the three months ended March 31, 2024 compared with net losses of $10.9 million for the three months ended March 31, 2023. These changes are primarily driven by fluctuations in the EUR related to our EUR term loans.
Minority Investments without Readily Determinable Fair Value
The carrying amount of the minority investments, which is included within “Other long-term assets” on the condensed consolidated balance sheets, was $9.7 million and $10.0 million as of March 31, 2024, and December 31, 2023, respectively. The Company uses the measurement alternative for these equity investments, and their carrying value is reported at cost, adjusted for impairments, or any observable price changes in ordinary transactions with identical or similar investments. Revenue related to content consumed by the minority investees was not material during the three months ended March 31, 2024, and 2023.
On a quarterly basis, the Company evaluates the carrying value of its long-term investments for impairment, which includes an assessment of revenue growth, earnings performance, working capital, and general market conditions. As of March 31, 2024, no adjustments to the carrying values of the Company’s long-term investments were identified as a result of this assessment.
Recently Issued Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard-setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, the Company believes that the issued standards that are not yet effective will not have a material impact on its condensed consolidated financial statements and disclosures upon adoption.
Note 3 - Revenue

    Revenue is derived from licensing rights to use images, video footage, and music delivered digitally online. Digital content licenses are generally purchased on a monthly or annual subscription basis, whereby a customer either pays for a predetermined quantity of content or for access to the Company’s content library that may be downloaded over a specific period of time, or, on a transactional basis, whereby a customer pays for individual content licenses at the time of download. Also, a significant portion of revenue is generated through the sale and subsequent use of credits. Various amounts of credits are required to license digital content.

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

    For digital content licenses, the Company recognizes revenue on its capped subscription-based, credit-based sales and single image licenses when content is downloaded, at which time the license is provided. In addition, management estimates expected unused licenses for capped subscription-based and credit-based products and recognizes the revenue associated with the unused licenses throughout the subscription or credit period. The estimate of unused licenses is based on historical download activity and future changes in the estimate could impact the timing of revenue recognition of the Company’s subscription products.

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

Disaggregation of Revenue
The following tables provide information about disaggregated revenue by major product line, primary geographic market, and timing of revenue recognition.
Revenue by major product:

	Three Months Ended March 31,
(In thousands)	2024	2023
Creative	$138,858	$146,460
Editorial	79,429	84,661
Other	3,991	4,521
Total Revenue	$222,278	$235,642
Revenue by region:

	Three Months Ended March 31,
(In thousands)	2024	2023
Americas	$124,408	$137,206
EMEA	72,915	71,747
APAC	24,955	26,689
Total Revenue	$222,278	$235,642
The March 31, 2024 deferred revenue balance will be earned as content is downloaded, services are provided, or upon the expiration of subscription-based products, and nearly all is expected to be earned within the next twelve months.
During the three months ended March 31, 2024, the Company recognized revenue of $70.2 million that had been included in deferred revenue as of January 1, 2024.
Note 4 - Derivative Instruments
The Company was party to an interest rate swap agreement entered into to reduce the economic impact of interest rate fluctuations on outstanding debt. The swap matured in February 2024. Derivative financial instruments were not held or issued for trading purposes.
The interest rate swap of $1.5 million was included in “Other current assets” on the Condensed Consolidated Balance Sheet at December 31, 2023.
The Company recognized a net loss of $1.5 million and a net loss of $2.1 million on the derivative instruments for the three months ended March 31, 2024 and 2023, respectively. The amounts are included in “Loss on fair value adjustment for swaps – net” on the Condensed Consolidated Statements of Operations.

Note 5 - Fair Value of Financial Instruments
The Company’s financial instruments consist of cash equivalents, interest rate swaps, and debt. Assets and liabilities measured at fair value on a recurring basis (cash equivalents and interest rate swaps) and a nonrecurring basis (debts) are categorized in the tables below.
The fair value of the Company’s money market funds is based on quoted active market prices and is determined using the market approach. The fair values of the Company’s interest rate swap contracts are based on market quotes provided by the counterparty. Quotes by the counterparty are calculated based on observable current rates and forward interest rate curves. The Company recalculates and validates this fair value using publicly available market inputs using the market approach. The fair value of the Company’s Term Loans and Senior Notes are based on market quotes provided by a third-party pricing source.
The following tables summarize the Company's financial instruments by level in the fair value hierarchy as of March 31, 2024:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (cash equivalents)	$57,916	$—	$—	$57,916

Liabilities:
Term Loans	—	1,088,193	—	1,088,193
Senior Notes	—	299,769	—	299,769
The following tables summarize the Company's financial instruments by level in the fair value hierarchy as of December 31, 2023:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (cash equivalents)	$57,062	$—	$—	$57,062
Derivative assets: Interest rate swaps	—	1,459	—	1,459

Liabilities:
Term Loans	—	1,104,237	—	1,104,237
Senior Notes	—	302,250	—	302,250
The Company’s non-financial assets and liabilities, which include goodwill and long-lived assets held and used, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur or if an annual impairment test is required, the Company would evaluate the non-financial assets and liabilities for impairment. If an impairment was to occur, the asset or liability would be recorded at its estimated fair value.

Note 6 - Other Assets and Liabilities
The following table summarizes the Company's other long-term assets:

(In thousands)	As of March 31, 2024	As of December 31, 2023
Long term note receivable from a related party	$24,000	$24,000
Minority and other investments	12,202	12,454
Equity method investment (1)	855	2,852
Long term deposits	1,509	1,526
Other	234	430
	$38,800	$41,262

    (1) During the three months ended March 31, 2024, a $2.2 million cash dividend was declared by an investee accounted for under the equity method, which reduced the value of our equity method investment.

    The following table summarizes the Company's accrued expenses:

(In thousands)	As of March 31, 2024	As of December 31, 2023
Accrued compensation and related costs	$16,906	$16,933
Lease liabilities	10,301	9,780
Interest payable (2)	2,625	9,942
Accrued professional fees	5,661	6,045
Other	914	953
	$36,407	$43,653

    (2) The decrease in interest payable from December 31, 2023 to March 31, 2024 is primarily driven by the timing of semi-annual interest payments on senior notes.
Note 7 - Debt
Debt included the following:

(In thousands)	As of March 31, 2024	As of December 31, 2023
Senior Notes	$300,000	$300,000
USD Term Loans	634,400	637,000
EUR Term Loans (1)	451,878	463,588
Less: issuance costs and discounts amortized to interest expense	(1,340)	(1,930)
Long-term debt – net	$1,384,938	$1,398,658
(1) The table above converted the EUR Term Loans to USD using currency exchange rates as of those dates.
The Company was compliant with all debt covenants and obligations at March 31, 2024 and December 31, 2023.
Note 8 - Equity-based Compensation
Equity Incentive Plan
Under the Getty Images Holdings, Inc. 2022 Equity Incentive Plan (“2022 Plan”), the Company has awarded restricted stock units subject to time-based vesting, performance stock units subject to time-based vesting and achieving future performance criteria, and stock options subject to time-based vesting. The Company granted 1.0 million awards under the 2022 Plan during three months ended March 31, 2024. Under the 2022 Plan, up to 51.1 million shares of Class A common stock are reserved for issuance, of which 8.9 million are available to be issued as of March 31, 2024.

     The Getty Images Holdings, Inc. Earn Out Plan (“Earn Out Plan”) provides for the grant of restricted stock units, which generally vest upon grant. Under the Earn Out Plan, up to 6.0 million shares of Class A common stock are reserved for issuance, of which 6.0 million were issued as of March 31, 2024. The Company granted 1.4 million awards under the Earn Out Plan during three months ended March 31, 2024.

Equity-based compensation expense is recorded in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations, net of estimated forfeitures. The Company recognized equity-based compensation - net of estimated forfeitures of $10.0 million and $6.8 million for the three months ended March 31, 2024 and 2023, respectively. The Company capitalized $0.9 million and $0.7 million of equity-based compensation expense associated with the cost of developing internal-use software during the three months ended March 31, 2024 and 2023, respectively.
Note 9 - Earnings per Share
Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of common stock equivalents to the extent they are not anti-dilutive.
Diluted loss per share of Class A common stock adjusts basic loss per share for the potentially dilutive impact of stock options.
The following table sets forth the computation of basic and diluted loss per share of Class A common stock:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2024	2023
Net income	$13,587	$3,203
Less:
Net income attributable to non-controlling interest	132	507
Net income attributable to Getty Images Holdings, Inc. - Basic	$13,455	$2,696

Weighted-average Class A common stock outstanding:
Basic	405,635	395,307
Effect of dilutive securities	9,258	13,334
Diluted	414,893	408,641
Net income per share of Class A common stock attributable to Getty Images Holdings, Inc. common stockholders:
Basic	$0.03	$0.01
Diluted	$0.03	$0.01
Note 10 - Income Taxes

The provision for income taxes for interim periods is determined using an estimate of the Company’s annual effective rate as prescribed under ASC 740 “Income Taxes” (“ASC 740”). Any changes to the estimated annual rate are recorded in the interim period in which the changes occur.

The Company recorded an income tax expense of $11.2 million and $3.2 million for the three months ended March 31, 2024 and 2023, respectively. The increase in tax expense compared to the prior year is primarily due to increases in pre-tax income (loss) and a release of valuation allowance in the prior year.

The Company’s effective income tax rate is 45.2% and 50.2% for the three months ended March 31, 2024 and 2023, respectively. The most significant drivers of the difference between the 2024 statutory U.S. federal income tax rate of

21.0% and the Company’s effective tax rate are primarily due to jurisdictions with losses for which no tax benefit can be recognized and foreign withholding tax expense not analogous to pre-tax income.
Note 11 - Legal Proceedings and Contingencies
The Company has been named as a defendant in two lawsuits filed by former public warrant holders in the United States District Court for the Southern District of New York, Alta Partners, LLC v. Getty Images Holdings, Inc., Case No. 1:22-cv-08916 (filed October 19, 2022), and CRCM Institutional Master Fund (BVI) LTD, et al. (together the “Plaintiffs”) v. Getty Images Holdings, Inc., Case No. 1:23-cv-01074 (filed February 8, 2023). The Plaintiffs generally allege breaches of the Warrant Agreement, dated August 4, 2020, and alternative claims for violations of the federal securities laws, including claims under the Securities Act of 1933 and/or the Securities Exchange Act of 1934. The complaints seek, among other things, an award of money damages. On February 17, 2023, the Court consolidated the actions for purposes of discovery. The Company filed answers to the complaints, and discovery closed on August 28, 2023. On September 11, 2023, all parties filed cross-motions for summary judgment, which were fully briefed on October 2, 2023. On October 27, 2023, the Court issued its decision on the cross-motions for summary judgment and entered judgment in favor of Plaintiffs on their breach of contract claims in the amount of $36.9 million for Alta Partners, LLC and $51.0 million for the CRCM plaintiffs, plus, in each case, pre-judgment interest of 9% per annum. The Court entered judgment in favor of the Company on all other claims asserted by Plaintiffs. The Company has appealed that portion of the Court’s judgment in favor of Plaintiffs. Alta has cross appealed that portion of the Court’s judgment in favor of the Company. The parties are currently briefing the appeals.

Getty Images (US), Inc. is a plaintiff in a lawsuit filed in the United States District Court for the District of Delaware against Stability AI, Inc. The case, Getty Images (US), Inc. v. Stability AI, Inc., Case No. 1:23-cv-00135-GBW (filed February 3, 2023), arises out of the defendant’s alleged unauthorized reproduction of approximately 12 million in images from Getty Images’ websites, along with the accompanying captions and associated metadata, and use of the copied content in connection with Stability AI’s generative artificial intelligence model known as Stable Diffusion. Getty Images (US), Inc. has asserted claims for copyright infringement; removal, alteration and/or falsification of copyright management information; trademark infringement; unfair competition; trademark dilution; and deceptive trade practices. The Complaint seeks, among other things, monetary damages and injunctive relief. The defendant has not yet responded to the Complaint. On May 2, 2023, the defendants moved to dismiss or, in the alternative, to transfer the case to the Northern District of California. The defendants’ motion is premised on their contention that Stability AI, Ltd. is not subject to personal jurisdiction in Delaware. Getty Images served jurisdictional discovery requests on Defendants on May 12, 2023, and the parties agreed to extend Getty Images (US), Inc.’s time to respond to the motion to dismiss while the parties engage in discovery relating to the defendants’ activities within Delaware and other states in the U.S. On January 26, 2024, the court dismissed the defendants’ motion to dismiss without prejudice with leave to re-file upon the completion of jurisdictional discovery.

Arising out of similar alleged facts, Getty Images (US), Inc., Getty Images International U.C., Getty Images (UK) Limited, Getty Images Devco UK Limited and iStockphoto LP are Claimants in proceedings issued in the High Court of England & Wales against Stability AI Limited on January 16, 2023, claim number IL2023-000007, which, together with the Particulars of Claim (the Claimants’ statement of case) were served on the defendant on May 12, 2023. The Claimants assert claims for copyright infringement, infringement of database rights, trademark infringement, passing off and breach of the terms and conditions of the Claimants’ websites and seeks, amongst other things, monetary damages, injunctive relief and legal costs. In June 2023, Stability filed a motion to strike certain portions of the claim and grant summary judgment on Getty Images’ secondary infringement claim. The court conducted a hearing on the issues in October 2023. Following the hearing, the Judge issued an order denying Stability’s motion in its entirety and granted costs to Getty Images. The order became final and public in late January 2024. Stability has requested an appeal against that decision. The case schedule has been set for the next stages of the litigation, including disclosures and any additional changes to the parties' claims or defense. A trial date has been set for June 2025.

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

In the ordinary course of business, the Company enters into certain types of agreements that contingently require the Company to indemnify counterparties against third-party claims. The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because management does not believe a material liability is probable, no related liabilities were recorded at March 31, 2024 and December 31, 2023.
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

As part of the appeal process in Canada, the Company may be required to pay a portion of the assessment amount, which the Company estimates could be up to $17.2 million in 2024. Such required payment is not an admission that the Company believes it is subject to such taxes. The Company believes it is more likely than not it will prevail on appeal, however, if the CRA were to be successful in the appeal process, the Company estimates the maximum potential outcome could be up to $25.1 million.

Note 12 - Subsequent Events
Acquisition
On April 1, 2024, the Company entered into a Unit Purchase Agreement with Motorsport Images LLC and Motorsport.com, Inc., to purchase 100% of the outstanding membership interests in Motorsport Images LLC, a Florida limited liability accompany (“Motorsport Images”) for $15.0 million in cash and approximately 1.2 million shares of the Company's Class A common stock. The Company incurred $1.1 million of acquisition costs related to the purchase, which were recorded in “Other operating expenses” for the three months ended March 31, 2024.

Motorsport Images has an extensive library of historic and contemporary motorsports photos and videos covering major racing events worldwide. With the addition of Motorsport Images’ photographic talent and premium motorsport content, this acquisition augments the Company’s customer offering in the motorsport area, bringing a greater depth and breadth of content and services.

Management is currently finalizing the allocation of the purchase price to the assets acquired and liabilities assumed. The preliminary allocation is expected to be complete for the quarter ending June 30, 2024. The financial results of Motorsport Images will be consolidated beginning on the acquisition date.

Debt prepayment

    On May 3, 2024, the Company made a voluntary prepayment of $30.0 million on its outstanding USD term loans. This prepayment was made using cash on hand and did not result in any prepayment penalties. The prepayment will reduce our principal balance and interest expense on the term loan. As of March 31, 2024, the balance outstanding on the term loan facility was $634.4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated or the context otherwise requires, references in this section to the “Company,” “Getty Images,” “we,” “us,” “our” and other similar terms refer to Getty Images Holdings, Inc. and its subsidiaries.
The following discussion and analysis of the financial condition and results of operations of Getty Images should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The discussion should also be read together with the “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, and the “Item 1A. Risk Factors” section and historical audited annual consolidated financial statements of Getty Images Holdings, Inc. as of December 31, 2023 and 2022 and the respective notes thereto, included in our most recently filed Annual Report on Form 10-K (the “2023 Form 10-K”).
We qualify as a “smaller reporting company” because the market value of our shares of Class A common stock held by non-affiliates was less than $200 million as of the end of our most recently completed second fiscal quarter. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies.
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
•our ability to grow our subscriptions business;
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
•The increased use of AI applications such as generative AI technologies that may result in harm to our brand, reputation, business, or intellectual property;

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
These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described under the heading “Item 1A. Risk Factors” in our 2023 Form 10-K and in our other filings with the SEC. The risks described under the heading “Item 1.A. Risk Factors” in our 2023 Form 10-K are not exhaustive. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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
Business Overview
Getty Images is a preeminent global visual content creator and marketplace, providing a diverse collection of high-quality photos, illustrations, videos, and music licensing to businesses, media organizations, and individuals worldwide. The Company was founded in 1995 by Mark Getty and Jonathan Klein and has since become one of the largest and most respected providers of stock imagery and multimedia content.
For over 29 years, Getty Images has embraced innovation, from analog to digital, from offline to e-commerce, from stills to video, from single image purchasing to subscriptions, from websites to application programming interfaces (“APIs”), from pre-shot content to AI generated content designed to be commercially safe. With quality content at the core of our offerings, we embrace innovation as a means to service our existing customers better and to reach new ones.
We offer comprehensive content solutions, including a la carte (“ALC”) and subscription access to our pre-shot content and coverage, generative AI-services, custom content and coverage solutions, digital asset management tools, data insights, research, and print offerings.
Through our content and coverage, Getty Images moves the world — whether the goal is commercial or philanthropic, revenue-generating or society-changing, market-disrupting or headline-driving. Through our staff, our exclusive contributors and partners, and our expertise, data, and research, Getty Images’ content grabs attention, sheds light, represents communities, and reminds us of our history.
Through Getty Images, iStock, and Unsplash, we offer a full range of content solutions to meet the needs of any customer—no matter their size—around the globe, with over 572 million visual assets available through its industry-leading sites. New content and coverage are added daily, with over 10 million new assets added each quarter and over 2.7 billion searches annually. The Company has more than 750,000 purchasing customers, with customers from almost every country in the world with websites in 23 languages bringing the world’s best content to media outlets, advertising agencies, and corporations of all sizes and, increasingly, serving individual creators and prosumers.
In support of its content, Getty Images employs over 110 staff photographers and videographers and distributes the content of over 564,000 contributors and more than 320 premium content partners. Over 80,000 of our contributors are exclusive to the Company, creating content that cannot be found anywhere else. Each year, we cover more than 160,000 global events across news, sport, and entertainment, providing a depth and breadth of coverage that is unmatched. Getty Images also maintains one of the largest and best privately-owned photographic archives in the world, with over 135 million images across geographies, periods, and verticals.
We distribute content and services offerings through three primary product lines:
Creative
Creative is comprised of royalty-free (“RF”) photos, illustrations, vectors, videos, and generative AI-services that are released for commercial use and cover a wide variety of commercial, conceptual, and contemporary subjects, including lifestyle, business, science, health, wellness, beauty, sports, transportation and travel. This content is available for immediate use by a wide range of customers with depth, breadth, and quality, allowing our customers to produce impactful websites, digital media, social media, marketing campaigns, corporate collateral, textbooks, movies, television, and online video content relevant to their target geographies and audiences. We primarily source Creative content from a broad network of professional, semi-professional, and amateur creators, many exclusive to Getty Images. We have a global creative insights team dedicated to providing briefing and art direction to our exclusive contributor community. Creative represents 62.5% and 62.2% of our revenue, of which 56.2% and 49.5% is generated through our annual subscription products for the three months ended March 31, 2024, and 2023, respectively. Annual Subscription products include products and subscriptions for 12 months or longer, Unsplash API, and Custom Content.
Editorial

Editorial is comprised of photos and videos covering the world of entertainment, sports, and news. We combine contemporary coverage of events around the globe with one of the largest privately held archives globally, with access to images from the beginning of photography. We invest in a dedicated editorial team that includes over 110 staff photographers and videographers to generate our own coverage in addition to coverage from our network of content partners. Editorial represents 35.7% and 35.9% of our revenue, of which 54.6% and 53.4%is generated through our annual subscription products for the three months ended March 31, 2024, and 2023, respectively. Annual Subscription products include subscriptions with a duration of 12 months or longer.
Other
Other represents 1.8% and 1.9% of our revenue for the three months ended March 31, 2024 and 2023, respectively. This includes music licensing, digital asset management, distribution services, print sales, and data licensing.
We service a full range of customers through our industry-leading brands and websites:
Getty Images
Gettyimages.com offers premium creative content and editorial coverage, including video, with exclusive content, and customizable rights and protections. This site primarily serves more prominent enterprise agency, media, and corporate customers with global customer support from our sales and service teams. Customers can purchase on an ALC basis or through our content subscriptions, including our “Premium Access” subscription, where we uniquely offer frictionless access across all of our content in one solution.
iStock
iStock.com is our budget-conscious e-commerce offering our customers access to creative stills and video, which includes exclusive content. This site primarily serves small and medium-sized businesses, including the growing freelance market. Customers can purchase on an ALC basis or through a range of monthly and annual subscription options with access to an extensive amount of unique and exclusive content.
Unsplash
Unsplash.com is a platform offering free stock photo downloads and paid subscriptions targeted to the high-growth prosumer and semi-professional creator segments. The Unsplash website reaches a significant and geographically diverse audience with more than 110 million image downloads every month.
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
For content contributors:
•Access to a marketplace that reaches almost every country in the world, across all customer categories and sizes and generated annual royalties of nearly $220 million for the trailing twelve months ending March 31, 2024.
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
Macroeconomic Conditions

The broader implications of the macroeconomic environment, including uncertainty around recent international armed conflicts in the Ukraine and the Middle East, geopolitical tensions, supply chain shortages, inflationary and interest rate pressures, and other related global economic conditions, remain unknown. A deterioration in macroeconomic conditions could continue to increase the risk of lower consumer spending, foreign currency exchange fluctuations, or other business interruptions, which may adversely impact our business and financial results.
Components of Operating Results
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

In addition to licensing imagery and video, we generate revenue from custom content solutions, photo and video assignments, music content in some of our subscriptions, print sales, data licensing and licensing our digital asset management systems to help customers manage their owned and licensed digital content.

    A significant portion of the business has transitioned to a subscription model with strong retention characteristics. Subscriptions now comprises approximately 55% of total revenue, and we continue to focus on growing subscription revenue.
References to “reported revenue” in this discussion and analysis are to our revenue as reported in our historical condensed consolidated financial statements for the relevant periods and reflect the effect of changes in foreign currency exchange rates. References to “currency neutral” (“Currency Neutral” or “CN”) revenue growth or decline (expressed as a percentage) in this section refer to our revenue growth or decline (expressed as a percentage), excluding the effect of changes in foreign currency exchange rates. See “Non-GAAP Financial Measures” for additional information regarding Currency Neutral revenue growth or decline (expressed as a percentage).
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

Going forward, we expect cost of revenue to trend higher in absolute dollars as we continue growing our revenue. We expect our cost of revenue as a percentage of revenue to vary modestly based on changes in revenue mix by product, as royalty rates vary depending on license model and use of content.
Selling, general, and administrative expenses

    Selling, general, and administrative expenses (“SG&A”) primarily consist of staff costs, marketing expenses, occupancy costs, professional fees and other general operating charges.

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

Amortization

    Amortization expense consists of the amortization of intangible assets related to acquired customer relationships, trademarks and other intangible assets. The majority of our intangible assets have been fully amortized. We expect amortization expense to be insignificant in the coming years.

Impact of Currency Fluctuations
Assets and liabilities for subsidiaries with functional currencies other than the U.S. dollar are recorded in foreign currencies and translated at the exchange rate on the Balance Sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to “Other comprehensive income (loss)”, as a separate component of stockholder’s deficit. The Company recognized net foreign currency translation adjustment losses of $15.6 million during the three months ended March 31, 2024 and net foreign currency translation adjustment gains of $8.4 million during the three months ended March 31, 2023.
Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in “Foreign exchange gain (losses) — net” in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2024, the Company recognized net foreign currency transaction gains of $16.4 million. For the three months ended March 31, 2023, the Company recognized net foreign currency transaction losses of $10.9 million.

Results of Operations
The following table sets forth our operating results for the periods indicated.

	Three Months Ended March 31,		increase (decrease)
(In thousands, except percentages)	2024	2023	$ change	% change
Revenue	$222,278	$235,642	$(13,364)	(5.7)%
Cost of revenue (exclusive of depreciation and amortization)	60,256	63,286	(3,030)	(4.8)%
Selling, general and administrative expenses	100,944	102,223	(1,279)	(1.3)%
Depreciation	14,360	13,023	1,337	10.3%
Amortization	534	7,207	(6,673)	(92.6)%
Loss on litigation	2,022	172	1,850	NM
Other operating expenses – net	3,128	279	2,849	NM
Total operating expenses	181,244	186,190	(4,946)	(2.7)%
Income from operations	41,034	49,452	(8,418)	(17.0)%
Interest expense	(32,724)	(30,497)	(2,227)	7.3%
Loss on fair value adjustment for swaps – net	(1,459)	(2,085)	626	(30.0)%
Unrealized foreign exchange gains (loss) – net	16,422	(10,922)	27,344	NM
Other non-operating income – net	1,515	488	1,027	NM
Total other expense – net	(16,246)	(43,016)	26,770	(62)%
Income before income taxes	24,788	6,436	18,352	NM
Income tax expense	(11,201)	(3,233)	(7,968)	NM
Net income	$13,587	$3,203	$10,384	NM
________________________
NM - Not meaningful
Revenue
Revenue by products for the three months ended March 31, 2024 and 2023 is as follows:

(In thousands, except percentages) (1)	Three Months Ended March 31,				increase / (decrease)
	2024	% of revenue	2023	% of revenue	$ change	% change	CN % change
Creative	138,858	62.5%	146,460	62.2%	(7,602)	(5.2)%	(5.2)%
Editorial	79,429	35.7%	84,661	35.9%	(5,232)	(6.2)%	(6.4)%
Other	3,991	1.8%	4,521	1.9%	(530)	(11.7)%	(11.8)%
Total revenue	$222,278	100.0%	$235,642	100.0%	$(13,364)	(5.7)%	(5.7)%
(1) Certain prior year amounts have been reclassified to conform to the current year presentation.

    For the three months ended March 31, 2024, total revenue on a reported basis was $222.3 million as compared to $235.6 million for the three months ended March 31, 2023. On both a reported and Currency Neutral basis, revenue decreased by 5.7% for the three months ended March 31, 2024. Included in these results are certain impacts of the timing of revenue recognition, which reduced year-on-year growth by approximately 360 basis points in the first quarter of 2024.
•Creative revenue decreased 5.2% on both a reported and currency-neutral basis to $138.9 million for the three months ended March 31, 2024, compared to $146.5 million for the three months ended March 31, 2023. Non-subscription creative revenue decreased 17.8% or $13.2 million, driven by an $8.6 million drop in Premium Royalty-Free ALC and Ultra Packs and a $2.5 million decrease in iStock credits. This decline was largely driven by our Agency customers, which are accounted for entirely within Creative Revenue and purchase on mainly an ALC basis. The decline was partially offset by creative subscription revenue, which increased 7.7% or $5.6 million. This growth was fueled by strong gains in our e-commerce subscription offerings, including a 27.7% increase in iStock subscriptions. We believe the strong uptake across these annual subscription products demonstrates our continued success in converting customers to a recurring revenue model.
•Editorial revenue decreased on a reported basis by $5.2 million or 6.2% to $79.4 million and 6.4% on a currency-neutral basis. This decrease was driven by a $3.3 million or 10.9% decline in editorial ALC revenue, largely due to residual impacts from 2023 Hollywood strikes. Related to this, Editorial revenue faced difficult year-over-year comparisons after achieving double-digit growth in the prior year period, especially within our News, Archive, and Entertainment verticals with the prior year period being the only quarter of Editorial growth in 2023, with all other quarters impacted by the Hollywood strikes. In addition, editorial subscriptions decreased by $1.8 million or 4.1% due to lower demand from media customers impacted by the prior year Hollywood strikes.
•Other products revenue decreased on a reported basis by $0.5 million or 11.7% to $4.0 million for the three months ended March 31, 2024, compared to $4.5 million for the three months ended March 31, 2023. On a currency-neutral basis, other revenue decreased 11.8% compared to the same period in 2023. The decrease was primarily driven by a decline in data licensing.
Timing of Revenue Recognition
The timing of our revenue recognition can be influenced by several factors, including the nature of the contract with the customer, and the Company's estimates regarding unused content and customer download patterns. These factors can lead to variability in the timing and amount of revenue recognized in a given period. The weakening or strengthening of our reporting currency, the U.S. dollar, during any given period compared to currencies we collect revenues in, most notably, the Euro and British pound, impacts our reported revenues.
Cost of revenue (exclusive of depreciation and amortization)
Cost of revenue for the three months ended March 31, 2024 was $60.3 million compared to $63.3 million in the same prior year period. As a percentage of total revenue, cost of revenue was 27.1% for the three months ended March 31, 2024, compared to 26.9% for the three months ended March 31, 2023. The increase in cost of revenue as a percentage of revenue compared to the prior year was due primarily to revenue mix by product. Generally, cost of revenue rates vary modestly period over period based on changes in revenue mix by product, as royalty rates vary depending on the license model and use of content.
Revenue, less cost of revenue, was $162.0 million for the three months ended March 31, 2024, a decrease of $10.3 million or 6.0% compared to $172.4 million for the three months ended March 31, 2023. The decline in revenue, less cost of revenue, was in line with the decrease in revenue. Revenue, less cost of revenue, represented 72.9% of total revenue for the three months ended March 31, 2024, compared to 73.1% for the three months ended March 31, 2023.
Selling, general, and administrative expense
Reported selling, general and administrative (SG&A) expenses were $100.9 million for the three months ended March 31, 2024, a decrease of $1.3 million or 1.3% compared to $102.2 million for the three months ended March 31, 2023. As a percentage of revenue, SG&A expenses increased to 45.4% for the three months ended March 31, 2024 from 43.4% for the three months ended March 31, 2023. On a percentage of revenue basis, the increase in SG&A expenses was driven by the fixed and semi-fixed nature of certain expenses against lower revenue for the three months ended March 31, 2024. On a Currency Neutral basis, SG&A expense increased 1.5% for the three months ended March 31, 2024, as compared to the same period in 2023.

    Reported SG&A expenses included a decrease of $3.0 million in marketing expenses compared to the prior year period. As a percentage of sales, marketing spend decreased to 5.2% in the three months ended March 31, 2024 from 6.2% in the three months ended March 31, 2023. Lower investments in digital marketing initiatives drove this reduction in marketing spend. SG&A expenses also included lower professional fees by $0.7 million for the three months ended March 31, 2024, compared to the same period in the prior year. Partially offsetting these decreases was an increase of $3.0 million in equity compensation expense related to shares granted as part of our earn out plan.
Depreciation expense
Depreciation expense was $14.4 million for the three months ended March 31, 2024, an increase of $1.3 million or 10.3% compared to $13.0 million for the three months ended March 31, 2023. The increase is due to capital investments made that are primarily related to internal software development as we continue to innovate and invest in the design, user experience and performance of our websites.

Amortization expense
For the three months ended March 31, 2024, amortization expense was $0.5 million, which was a decrease of $6.7 million or 92.6% compared to $7.2 million for the three months ended March 31, 2023. The decline was attributed to several of the Company’s intangible assets becoming fully amortized in the prior year.
Loss on litigation
For the three months ended March 31, 2024 and 2023, respectively, the Company recognized loss on litigation of $2.0 million and $0.2 million, respectively. The loss on litigation consists of the interest on the summary judgment, legal fees, and amortization of fees related to appeal bond. The Company will continue to see these expenses as we navigate through the appeal of the judgment.
Other operating expenses – net
Other operating expenses - net was $3.1 million for the three months ended March 31, 2024, compared to $0.3 million for the three months ended March 31, 2023. Acquisition costs, settlements of claims, and pre-acquisition Unsplash employment tax obligations drove the increase. We expect other operating expenses to fluctuate from period to period as this line item is heavily influenced by non-recurring events such as claims, settlements, and gains/losses on asset disposals.
Interest expense

    We recognized interest expense of $32.7 million and $30.5 million for the three months ended March 31, 2024, and March 31, 2023, respectively. Our interest expense primarily consists of interest charges on our outstanding U.S. dollar and Euro term loans (the “Term Loans”), $300.0 million of Senior Unsecured Notes (the “Senior Notes”), and the unused portion of our revolving credit facility as well as the amortization of original issue discount on our Term Loans and amortization of deferred debt financing fees. The increase in interest expense from the prior year period was due to the rise in interest rates.
Loss on fair value adjustment for swaps – net
We recognized fair value adjustment net losses for our swaps of $1.5 million for the three months ended March 31, 2024. During the three months ended March 31, 2023 we recognized net losses of $2.1 million for our swaps. The losses were driven by changes in interest and foreign exchange rates relative to the rates in our derivatives.
Although we may experience volatility in the fair value adjustments on our derivative instruments, we believe hedging allows us to reduce our exposure to interest rate and foreign currency risks. We will continue to evaluate opportunities to utilize swaps, forwards, and other instruments to mitigate financial risks associated with our business.
Unrealized foreign exchange gains (loss) – net
We recognized foreign exchange gains, net of $16.4 million for the three months ended March 31, 2024, compared to net losses of $10.9 million for the three months ended March 31, 2023. The revaluation of our outstanding EUR-denominated debt primarily drove the foreign exchange gains. As of March 31, 2024, and 2023, we had €419 million in outstanding EUR Term Loans. Foreign exchange swung from a net loss in 2023 to a net gain in 2024, driven by the Euro strengthening against the US dollar in the current year versus weakening in the prior year comparative period.
We expect continued volatility in foreign exchange gains and losses each quarter based on fluctuations in exchange rates impacting our foreign currency exposures.
Other non-operating income – net
We recognized other non-operating income, net of $1.5 million and $0.5 million for the three months ended March 31, 2024, and March 31, 2023, respectively. The increase was primarily due to higher interest income of $1.0 million, driven by a significant increase in U.S. interest rates between March 31, 2023 and March 31, 2024. We also recorded minimal dividend income received from certain cost-method investments in both periods presented.
We expect continued fluctuation in this line item based on market interest rates and the amount of cash available for investment.

Income tax expense

    The Company’s income tax expense increased by $8.0 million to an expense of $11.2 million for three months ended March 31, 2024, as compared to $3.2 million for the three months ended March 31, 2023. The Company’s effective income tax rate for the three months ended March 31, 2024 is 45.2%, compared to 50.2% for the three months ended March 31, 2023. The increase in income tax expense is due to increases in pre-tax income (loss) and a release of valuation allowance in the prior year.

Liquidity and Capital Resources
Our sources of liquidity are our existing cash and cash equivalents, cash provided by operations and amounts available under our revolving credit facility. As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of $134.2 million and $136.6 million, respectively, and availability under our revolving credit facility of $150.0 million, which expires May 4, 2028. Our principal liquidity needs include debt service and capital expenditures, as well as those required to support working capital, internal growth, and strategic acquisitions and investments. Deferred revenue represents the majority of our current liabilities, which given its nature is not expected to require cash settlement. We also continue to look for the optimal opportunity and market conditions to refinance our debt.
We expect to fund our ordinary course operating activities from existing cash and cash flows from operations and believe that these sources of liquidity will be sufficient to fund our ordinary course operations and other planned investing activities for at least the next 12 months and thereafter for the foreseeable future.
Our liquidity may also be adversely affected by the resolution of pending or future tax audits and legal proceedings. We may be subject to tax liabilities in excess of amounts reserved for liabilities for uncertain tax positions on our condensed consolidated balance sheets. In addition, certain jurisdictions in which we have current open tax audits require taxpayers to pay assessed taxes in advance of contesting, whether by way of litigation or appeal, an adverse determination or assessment by the relevant taxing authority. The amount of any such advance payment depends upon the amount in controversy and may be material, and payment of any such amount could adversely affect our liquidity. A jurisdiction that collects any such advance payment generally will repay such amounts if we ultimately prevail in the related litigation or appeal. See Note 13 - Commitments and Contingencies and Note 20 - Income Taxes in our consolidated financial statements included in our 2023 Form 10-K for additional discussions of our pending tax audits and our uncertain tax positions and risks related thereto.
Our cash flows are as follows:

	Three Months Ended March 31,		increase (decrease)
(In thousands)	2024	2023	$ change	% change
Net cash provided by operating activities	$21,528	$31,915	$(10,387)	(32.5)%
Net cash used in investing activities	$(14,452)	$(15,525)	$1,073	6.9%
Net cash used in financing activities	$(5,272)	$(47)	$(5,225)	NM
Effects of exchange rate fluctuations	$(3,918)	$2,541	$(6,459)	NM

Operating Activities

    Cash provided by operating activities is primarily comprised of net income, as adjusted for non-cash items, and changes in operating assets and liabilities. Non-cash adjustments consist primarily of depreciation, amortization, unrealized gains and losses on our foreign denominated debt, and equity-based compensation.

    For the three months ended March 31, 2024 cash provided by operating activities was $21.5 million, as compared to cash provided by operating activities of $31.9 million for the three months ended March 31, 2023. The decrease in cash provided by operating activities was primarily driven by lower Adjusted EBITDA, and to a lesser extent increased interest and tax payments.

    Investing Activities
The changes in cash flows from investing activities relate to purchases of property and equipment and internal software development as part of our ongoing efforts to innovate in the design, user experience, and performance of our websites.
For the three months ended March 31, 2024, and 2023, cash used in investing activities was $14.5 million and $15.5 million, respectively. The decrease in cash used for investing activities was due to reduced capital expenditures on property and equipment, reflecting strategic investments in internal software development to enhance our digital offerings and operational efficiency.

Financing Activities
For the three months ended March 31, 2024, cash used in financing was $5.3 million, compared to less than $0.1 million for the three months ended March 31, 2023. Financing activities for the three months ended March 31, 2024 included debt issuance costs, principal payments on our Term Loans and cash paid for settlement of employee tax related to equity-based awards, partially offset by the proceeds from common stock issuance.

Key Performance Indicators and Non-GAAP Financial Measures

    In our quarterly earnings press releases and conference calls, we discuss the below key performance indicators (“KPIs”) and financial measures that are not calculated according to generally accepted accounting principles (“GAAP”). We believe the non-GAAP measures of Currency Neutral (“CN”) revenue growth (expressed as a percentage) and Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”), Adjusted EBITDA less capex and Adjusted EBITDA margin are useful in evaluating our operating performance. These KPIs and non-GAAP financial measures help us monitor and evaluate the effectiveness of our operations and evaluate period-to-period comparisons. Management believes that these KPIs and non-GAAP financial measures help illustrate underlying trends in our business. We use KPIs and non-GAAP financial measures to establish budgets and operational goals (communicated internally and externally), manage our business and evaluate our performance. We also believe that management and investors benefit from referring to our KPIs and non-GAAP financial measures as supplemental information in assessing our performance and when planning, forecasting, and analyzing future periods. We believe our KPIs and non-GAAP financial measures are useful to investors both because they allow for greater transparency with respect to financial measures used by management in their financial and operational decision-making and also because investors and the analyst community use them to help evaluate the health of our business. The non-GAAP financial information is presented for supplemental informational purposes only, and should not be considered a substitute for financial information presented. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most comparable GAAP financial measures.
Key Performance Indicators
Our KPIs outlined below are the metrics that provide management with the most immediate understanding of the drivers of business performance and our ability to deliver shareholder return, track to financial targets and prioritize customer satisfaction. Our KPIs are reported on a trailing, or last, 12-month basis (“LTM”), which provides a more current view of the Company's operational performance than year-to-date figures.
KPI comparisons for the last twelve months ended March 31, 2024 reflect Hollywood strike impact. For the twelve months ended March 31, 2023, the KPI comparisons reflect some COVID-19 impact.

	Last Twelve Months Ended March 31,
	2024	2023	Increase / (Decrease)
LTM total purchasing customers (thousands)	769	829	(7.2)%
LTM total active annual subscribers (thousands)	262	147	79.0%
LTM paid download volume (millions)[1]	95	95	—%
LTM annual subscriber revenue retention rate	90.0%	99.8%	-980 bps
Image collection (millions)	544	510	6.7%
Video collection (millions)	29	25	15.3%
LTM video attachment rate	14.0%	13.4%	+60 bps
________________________
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

Total purchasing customers

Total purchasing customers is defined as the count of total customers who made a purchase within the reporting period based on billed revenue. This metric provides management and investors with an understanding of both how we are growing our purchasing customer base and combined with revenue, an understanding of our average revenue per purchasing customer. This metric differs from total customers, which is a count of all downloading customers, irrespective of whether they made a purchase in the period.

Total purchasing customers decreased 7.2% to 769,000 for the last twelve months ended March 31, 2024, compared to 829,000 for the twelve months ended March 31, 2023. This decrease can be attributed to lower ALC transaction volume primarily due to both the ongoing shift of our customers to more committed annual subscription products and a still pressured Agency business which purchases nearly entirely on an ALC basis. Importantly, the shift into more committed solutions continues to have a positive impact on annual revenue per purchasing customer, which grew by 4.5% to $1,174 from $1,123 in the comparable LTM period.

Total active annual subscribers

Total active annual subscribers is the count of customers who were on an annual subscription product during the LTM reporting period. This metric provides management and investors with visibility into the rate at which we are growing our annual subscriber base and is highly correlated to the percentage of our revenue that comes from annual subscription products.

    Total active annual subscribers increased 79.0% to 262,000 for the last twelve months ended March 31, 2024 compared to 147,000 for the twelve months ended March 31, 2023. Expanded e-commerce subscriptions including iStock and Unsplash+ subscriptions primarily drove growth. This reflects our strategic focus on subscription offerings to provide comprehensive content solutions. A significant portion of the annual subscribers were new customers, with many coming from our growth expansion markets across LATAM, APAC, and EMEA, and a substantial number of new subscribers also coming from our Core markets. We have a strong pipeline of new customers as demand for visual content continues growing, while also helping existing customers evolve with their expanding visual narratives.

Paid download volume

Paid download volume is a count of the number of paid downloads by our customers in the reported period. This metric informs both management and investors about the volumes at which customers are engaging with our content over time. The steadiness in paid download volumes signals that our content is continuing to meet the evolving needs of our customers.

Paid download volume was flat at 95 million downloads for the last twelve months ended March 31, 2024 and March 31, 2023.
Annual subscriber revenue retention rate

The annual subscriber revenue retention rate calculates retention of total revenue for customers on annual subscription products, comparing the customer’s total booked revenue (inclusive of spend for annual subscription and non-annual subscription products) in the LTM period to the prior twelve month period. For example, LTM annual subscriber booked revenue (the amount of revenue invoiced to customers) for the period ended March 31, 2024 was 90.0% of revenue from these customers in the period ended March 31, 2023. The revenue retention rate informs management and investors on the degree to which we are maintaining or growing revenue from our annual subscriber base. As we continue to focus on growing subscriptions as percentage of total revenue, revenue retention for these customers is a key driver of the predictability of our financial model with respect to revenue.

    The annual subscriber revenue retention rate decreased to 90.0% for the last twelve months ended March 31, 2024 from 99.8% over the twelve months ended March 31, 2023. The decline was due primarily to both an expected lower revenue retention rate on some of our smaller E-commerce subscribers, and a reduction in incremental ALC subscriber revenue due to residual strike impacts across some of our media, broadcast and production customers. We also experienced a decline related to one-time project spend in the prior period from certain corporate customers. Broadly speaking, we believe our subscription business is very healthy with revenue renewal rates generally averaging over 90%, and with our Enterprise customer subscriptions generally averaging north of 100%.

Image and Video collection

Image and Video collection is a count of the total images and videos in our content library as of the reporting date. Management and investors can view growth in the size, both depth and breadth, of the content library as an indication of our ability to continue to expand our content offering with premium, high quality, contemporary content to meet the evolving needs of our customers. Image and video collections increased as of March 31, 2024 compared to March 31, 2023. Our image collection grew 6.7% to 544 million images as of March 31, 2024 compared to 510 million as of March 31, 2023. Our video collection grew 15.3% to 29 million videos over the same period.

Video attachment rate

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

The video attachment rate increased to 14.0% for the last twelve months ended March 31, 2024 from 13.4% for the last twelve months ended March 31, 2023. The video attachment rate provides management and investors with an indication of our customers’ level of engagement with our video content offering. Our expansion of video across our subscription products is focused on further increasing the attachment rate over time. The increase in video attachment rates from the LTM period ending March 31, 2024 compared to the period ending March 31, 2023 reflects increased customer awareness of our video offering, improved search and site prominence for video content, and upselling of video into subscriptions.
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

 Reconciliation of Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA less Capex
We define Adjusted EBITDA as net income before interest, taxes, depreciation, amortization, equity-based compensation, other operating expenses-net, and certain other expenses not directly related to the core operations of our business. A reconciliation is provided below to the most comparable financial measure stated in accordance with GAAP. We define Adjusted EBITDA Margin as the ratio of Adjusted EBITDA to revenue.

(In thousands)	Three Months Ended March 31,
	2024	2023
Net income	$13,587	$3,203
Add/(less) non-GAAP adjustments:
Depreciation and amortization	14,894	20,230
Loss on litigation, net of recovery[1]	2,022	172
Other operating expense - net	3,128	279
Interest expense	32,724	30,497
Fair value adjustments, foreign exchange and other non-operating (income) expense [2]	(16,478)	12,519
Income tax expense	11,201	3,233
Equity-based compensation expense	9,134	6,132
Adjusted EBITDA	$70,212	$76,265
Capex	14,452	15,525
Adjusted EBITDA less capex	55,760	60,740
Net income margin	6.1%	1.4%
Adjusted EBITDA margin	31.6%	32.4%
________________________

(1) Beginning in the third quarter 2023 reporting period, the Company reclassified historical legal fees associated with our warrant litigation from “Selling, general and administrative expenses” to “Loss on litigation” within the Condensed Consolidated Statements of Operations, and revised its Adjusted EBITDA calculation.

(2) Fair value adjustments for our swaps, foreign exchange gains (losses) and other insignificant non-operating related expenses (income).
Critical Accounting Policies
A description of our critical accounting policies that involve significant management judgment appears in our 2023 Form 10-K, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and estimates.” Our accounting policies are also described in Note 2 - Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2023 and in Note 2 - Summary of Significant Accounting Policies, to our interim condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the period ended March 31, 2024. We believe our most critical accounting policies include revenue recognition, accrued litigation reserves, and accounting for income taxes.

Item 3.    Quantitative and qualitative disclosures about market risk

On February 19, 2024, the Company's 5-year interest rate swap with a notional amount of $355.0 million matured. This interest rate swap was used to hedge the variable interest rate risk on a portion of the Company's outstanding term loan debt. The Company has not entered into any new interest rate hedging arrangements since the swap maturity.

     Other than the maturity of the interest rate swap mentioned above, there have been no material changes in our market risk exposures for the quarter ended March 31, 2024, as compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 4.    Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2024.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to certain legal proceedings and claims incidental to the operation of our business. We are also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business that have not been fully adjudicated. We currently do not anticipate that these matters, if resolved against us, will have a material adverse impact on our financial results.
For further information regarding our legal proceedings and claims, see Note 11 - Legal Proceedings and Contingencies, included in Part I, Item 1, Condensed Consolidated Financial Statements, of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 15, 2024.

Item 5. Other Information

Insider Trading Arrangements and Policies

During the quarter ended March 31, 2024, certain of our directors and officers (as defined in Section 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated trading arrangements intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Information regarding these Rule 10b5-1 trading arrangements is presented in the table below. There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408(a) of Regulation S-K) adopted or terminated by any director or officer during the quarter ended March 31, 2024. The trading arrangements described below were entered into during an open insider trading window and were in compliance with our insider trading policies and procedures. Actual sale transactions will be disclosed publicly in filings with the SEC in accordance with applicable securities laws, rules, and regulations.

		Trading Arrangements
Name and Title	Actions	Date Adopted / Terminated	Rule 10b5-1	Total Shares to be Sold	Expiration Date
Mikael Cho, Senior Vice President, CEO - Unsplash	Terminated	3/26/2024	x	108,987	10/24/2024
Mikael Cho, Senior Vice President, CEO - Unsplash	Adopted	3/26/2024	x	[1]	10/31/2024
Gene Foca, Senior Vice President, Chief Marketing and Revenue Officer	Adopted	3/18/2024	x	[2]	12/19/2024
Grant Farhall, Senior Vice President, Chief Product Officer	Adopted	3/18/2024	x	185,653	12/19/2024
Jennifer Leyden, Senior Vice President, Chief Financial Officer	Adopted	3/29/2024	x	15,000	12/19/2024
Lizanne Vaughan, Senior Vice President, Chief People Officer	Adopted	3/29/2024	x	300,000	12/19/2024

1 This plan provides for the sale of up to 19,267 shares plus the sale of the net shares that Mr. Cho will receive from the vesting of up to 36,055 outstanding awards of restricted stock units granted prior to the adoption of his current Rule 10b5-1 Plan until the plan’s end date on October 31, 2024.

2 This plan provides for the sale of up to 260,262 shares, plus the sale of up to 1,668,570 shares upon exercise of outstanding options, plus the sale of the net shares that Mr. Foca will receive from the vesting of up to 55,211 outstanding awards of restricted stock units granted prior to the adoption of his current Rule 10b5-1 Plan until the plan’s end date on December 19, 2024.

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________________________
* Filed herewith.
** Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on May 9, 2024.

GETTY IMAGES HOLDINGS, INC.

By:	/s/ Craig Peters
Name:	Craig Peters
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jennifer Leyden
Name:	Jennifer Leyden
Title:	Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Chris Hoel
Name:	Chris Hoel
Title:	Chief Accounting Officer
(Principal Accounting Officer)