Form 10-Q
period 2024-06-30
Getty Images Holdings, Inc.
filed 2024-08-09
CIK 1898496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2024, 410,415,289 shares of Class A common stock, par value $0.0001 per share, of Getty Images Holdings, Inc. were issued and outstanding.

GETTY IMAGES HOLDINGS, INC.
Form 10-Q
For the Quarter Ended June 30, 2024

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$121,702	$136,623
Restricted cash	4,530	4,227
Accounts receivable – net of allowance of $6,475 and $6,526, respectively	121,293	138,730
Prepaid expenses	13,820	15,798
Insurance recovery receivable	46,491	48,615
Taxes receivable	9,951	9,758
Other current assets	12,615	11,253
Total current assets	330,402	365,004
Property and equipment, net	179,272	179,378
Operating lease right-of-use assets	36,498	41,098
Goodwill	1,514,752	1,501,814
Intangible assets, net of accumulated amortization	397,928	403,805
Deferred income taxes, net	69,120	69,400
Other assets	38,563	41,262
Total assets	$2,566,535	$2,601,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$96,823	$102,525
Accrued expenses	48,332	43,653
Income taxes payable	10,420	11,325
Litigation reserves	100,847	98,149
Deferred revenue	169,396	176,349
Total current liabilities	425,818	432,001
Long-term debt, net	1,349,391	1,398,658
Lease liabilities	34,223	39,858
Deferred income taxes, net	30,024	21,580
Uncertain tax positions	22,919	24,772
Other long-term liabilities	1,951	3,462
Total liabilities	1,864,326	1,920,331
Commitments & contingencies (Note 12)

Stockholders' equity:
Class A common stock, $0.0001 par value: 2.0 billion shares authorized; 410.1 million shares issued and outstanding as of June 30, 2024 and 405.0 million shares issued and outstanding as of December 31, 2023	41	40
Additional paid-in capital	2,005,180	1,983,276
Accumulated deficit	(1,245,713)	(1,263,015)
Accumulated other comprehensive loss	(105,478)	(87,076)
Total Getty Images Holdings, Inc. stockholders’ equity	654,030	633,225
Non-controlling interest	48,179	48,205
Total stockholders’ equity	702,209	681,430
Total liabilities and stockholders’ equity	$2,566,535	$2,601,761

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$229,140	$225,675	$451,418	$461,317

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$63,097	$63,354	$123,353	$126,640
Selling, general and administrative expenses	101,232	101,454	202,176	203,677
Depreciation	14,689	13,540	29,049	26,563
Amortization	592	7,260	1,126	14,467
Loss on litigation	2,792	6,269	4,814	6,441
Other operating expenses – net	280	332	3,408	611
Total operating expenses	182,682	192,209	363,926	378,399
Income from operations	46,458	33,466	87,492	82,918

Other (expense) income, net:
Interest expense	(33,890)	(31,683)	(66,614)	(62,180)
Loss on fair value adjustment for swaps – net	—	(640)	(1,459)	(2,725)
Unrealized foreign exchange gains (loss) – net	2,439	(3,165)	18,861	(14,087)
Other non-operating income – net	1,180	634	2,695	1,122
Total other expense – net	(30,271)	(34,854)	(46,517)	(77,870)
Income (loss) before income taxes	16,187	(1,388)	40,975	5,048
Income tax expense	(12,498)	(2,889)	(23,699)	(6,122)

Net income (loss)	3,689	(4,277)	17,276	(1,074)
Less:
Net (loss) income attributable to non-controlling interest	(158)	(214)	(26)	293
Net income (loss) attributable to Getty Images Holdings, Inc.	$3,847	$(4,063)	$17,302	$(1,367)

Net income (loss) per share attributable to Class A Getty Images Holdings, Inc. common stockholders:
Basic	$0.01	$(0.01)	$0.04	$—
Diluted	$0.01	$(0.01)	$0.04	$—

Weighted-average Class A common shares outstanding:
Basic	408,989,273	397,417,290	407,312,262	396,368,132
Diluted	414,439,239	397,417,290	414,666,363	396,368,132
See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$3,689	$(4,277)	$17,276	$(1,074)
Other comprehensive (loss) income:
Net foreign currency translation adjustment (losses) gains	(2,796)	2,417	(18,402)	10,797
Comprehensive income (loss)	893	(1,860)	(1,126)	9,723
Less: Comprehensive (loss) gain attributable to non-controlling interest	(158)	(214)	(26)	293
Comprehensive income (loss) attributable to Getty Images Holdings, Inc.	$1,051	$(1,646)	$(1,100)	$9,430
See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Getty Images Holdings, Inc. Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	404,970,787	$40	$1,983,276	$(1,263,015)	$(87,076)	$633,225	$48,205	$681,430
Net income	—	—	—	13,455	—	13,455	132	13,587
Net foreign currency translation adjustment losses in comprehensive income	—	—	—	—	(15,606)	(15,606)	—	(15,606)
Issuance of common stock in connection with equity-based compensation arrangements	2,904,154	1	2,195	—	—	2,196	—	2,196
Common shares withheld for settlement of taxes in connection with equity-based compensation	(570,708)	—	(2,492)	—	—	(2,492)	—	(2,492)
Equity-based compensation activity	—	—	10,030	—	—	10,030	—	10,030
Balance at March 31, 2024	407,304,233	$41	$1,993,009	$(1,249,560)	$(102,682)	$640,808	$48,337	$689,145
Net income (loss)	—	—	—	3,847	—	3,847	(158)	3,689
Net foreign currency translation adjustment losses in comprehensive income	—	—	—	—	(2,796)	(2,796)	—	(2,796)
Issuance of common stock in connection with equity-based compensation arrangements	1,692,292	—	3,061	—	—	3,061	—	3,061
Common shares withheld for settlement of taxes in connection with equity-based compensation	(37,290)	—	(133)	—	—	(133)	—	(133)
Issuance of shares in connection with acquisition	1,189,061	—	4,875	—	—	4,875	—	4,875
Equity-based compensation activity	—	—	4,368	—	—	4,368	—	4,368
Balance at June 30, 2024	410,148,296	$41	$2,005,180	$(1,245,713)	$(105,478)	$654,030	$48,179	$702,209

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Getty Images Holdings, Inc. Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	394,771,254	$39	$1,936,324	$(1,282,354)	$(108,928)	$545,081	$47,967	$593,048
Net income	—	—	—	2,696	—	2,696	507	3,203
Net foreign currency translation adjustment gains in comprehensive income	—	—	—	—	8,380	8,380	—	8,380
Issuance of common stock in connection with equity-based compensation arrangements	2,081,832	—	2,639	—	—	2,639	—	2,639
Equity-based compensation activity	—	—	6,840	—	—	6,840	—	6,840
Balance at March 31, 2023	396,853,086	$39	$1,945,803	$(1,279,658)	$(100,548)	$565,636	$48,474	$614,110
Net loss	—	—	—	(4,063)	—	(4,063)	(214)	(4,277)
Net foreign currency translation adjustment gains in comprehensive income	—	—	—	—	2,417	2,417	—	2,417
Issuance of common stock in connection with equity-based compensation arrangements	2,552,970	1	2,258	—	—	2,259	—	2,259
Common shares withheld for settlement of taxes in connection with equity-based compensation	(579,644)		(2,993)			(2,993)		(2,993)
Equity-based compensation activity	—	—	12,120	—	—	12,120	—	12,120
Balance at June 30, 2023	398,826,412	$40	$1,957,188	$(1,283,721)	$(98,131)	$575,376	$48,260	$623,636
See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$17,276	$(1,074)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29,049	26,563
Amortization	1,126	14,467
Unrealized exchange (losses) gains on foreign denominated debt	(15,128)	9,065
Equity-based compensation	13,148	18,009
Deferred income taxes – net	8,725	(5,796)
Uncertain tax positions	(1,854)	(3,010)
Non-cash fair value adjustment for swaps - net	1,459	2,725
Amortization of debt issuance costs	1,283	1,960
Non-cash operating lease costs	6,049	3,920
Other	1,494	1,524
Changes in assets and liabilities:
Accounts receivable	14,391	6,706
Accounts payable	(5,440)	1,420
Accrued expenses	3,400	(5,243)
Insurance recovery receivable	2,124	—
Litigation reserves	2,699	—
Lease liabilities, non-current	(6,118)	(4,215)
Income taxes receivable/payable	(3,965)	(1,163)
Interest payable	(2)	(130)
Deferred revenue	(3,058)	5,616
Other	1,313	2,439
Net cash provided by operating activities	67,971	73,783

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(29,833)	(29,452)
Acquisition of a business, net of cash acquired	(14,906)	—
Net cash used in investing activities	(44,739)	(29,452)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(2,205)	(1,137)
Prepayment of debt	(35,200)	(25,200)
Proceeds from common stock issuance	5,256	4,898
Cash paid for settlement of employee taxes related to equity-based awards	(2,625)	(2,993)
Cash paid for equity issuance costs	—	(150)
Net cash used in financing activities	(34,774)	(24,582)

Effects of exchange rates fluctuations	(3,076)	3,439
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(14,618)	23,188
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – Beginning of period	140,850	102,394
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – End of period	$126,232	$125,582
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
Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of Getty Images and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 15, 2024 (the “2023 Form 10-K”).
In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for any future period or the entire year.
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Certain prior year amounts have been reclassified to conform to the current year's presentation. The loss on litigation incurred during the three and six months ended June 30, 2023, previously included in “Selling, general, and administrative expenses,” has been reclassified to “Loss on litigation” on the condensed consolidated statements of operations. Certain prior year disaggregated revenue amounts have been reclassified to conform to the current year presentation. All intercompany accounts and transactions have been eliminated in consolidation.
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
Note 2 - Summary of Significant Accounting Policies
There have been no changes to the significant accounting policies described in the 2023 Form 10-K that have had a material impact on the Company’s condensed consolidated financial statements and related notes. The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Allowance for Doubtful Accounts
Accounts receivable – net, are trade receivables net of reserves for allowances for doubtful accounts totaling $6.5 million as of both June 30, 2024 and December 31, 2023. The Company recorded net bad debt expenses of $0.4 million and $0.6 million for the three months ended June 30, 2024 and 2023, respectively, and $0.7 million and $1.1 million for the six months ended June 30, 2024 and 2023, respectively. The allowance for doubtful accounts is calculated based on current expected credit losses, which includes consideration of historical losses, existing economic conditions, and analysis of specific older account balances of customer and delegate accounts. Trade receivables are written off when collection efforts have been exhausted.
Unrealized Foreign Exchange Gains (Loss) - net
The Company recognized foreign exchange gains - net of $2.4 million for the three months ended June 30, 2024 compared with net losses of $3.2 million for the three months ended June 30, 2023, respectively, and a $18.9 million net gain for the six months ended June 30, 2024 compared with net losses of $14.1 million for the six months ended June 30, 2023, respectively. These changes are primarily driven by fluctuations in the Euro related to the EUR Term Loans.
Minority Investments without Readily Determinable Fair Value
The carrying amount of the minority investments, which is included within “Other assets” on the condensed consolidated balance sheets, was $9.6 million and $10.0 million as of June 30, 2024, and December 31, 2023, respectively. The Company uses the measurement alternative for these equity investments, and their carrying value is reported at cost, adjusted for impairments, or any observable price changes in ordinary transactions with identical or similar investments. Revenue related to content consumed by the minority investees was not material during the three and six months ended June 30, 2024, and 2023.
On a quarterly basis, the Company evaluates the carrying value of its long-term investments for impairment, which includes an assessment of revenue growth, earnings performance, working capital, and general market conditions. As of June 30, 2024, no adjustments to the carrying values of the Company’s long-term investments were identified as a result of this assessment.
Recently Issued Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard-setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the issued standards that are not yet effective will not have a material impact on its condensed consolidated financial statements and disclosures upon adoption.
Note 3 - Acquisition

    On April 1, 2024, the Company entered into a Unit Purchase Agreement with Motorsport Images LLC and Motorsport.com, Inc., to purchase 100% of the outstanding membership interests in Motorsport Images LLC, a Florida limited liability accompany (“Motorsport Images”) for $15.1 million in cash and approximately 1.2 million shares of the Company's Class A common stock.

The components of the fair value of consideration transferred are as follows (in thousands):

Cash	$15,106
Class A common stock	4,875
Total fair value of consideration considered	$19,981

The transaction was accounted for using the acquisition method of accounting and, accordingly, the results of the acquired business have been included in the Company’s results of operations from the acquisition date. In connection with the acquisition, the Company incurred approximately $1.0 million of transaction costs for the six months ended June 30, 2024, recorded in “Other operating expenses – net” on the condensed consolidated statements of operations.

Motorsport Images has an extensive library of historic and contemporary motorsports photos and videos covering major racing events worldwide. With the addition of Motorsport Images’ photographic talent and premium motorsport content, this acquisition augments the Company’s customer offering in the motorsport area, bringing a greater depth and breadth of content and services.

The fair value of consideration transferred in this business combination was allocated to the intangible and tangible assets acquired and liabilities assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill. Goodwill is primarily attributed to expected synergies from combining operations. Goodwill recognized for this acquisition was allocated to the Company's one operating segment and the entire goodwill amount is deductible for U.S. tax purposes.

The aggregate purchase price was allocated to the assets acquired and liabilities assumed as follows (in thousands):

Assets acquired and liabilities assumed:	Fair Value at Acquisition Date
Cash and cash equivalents	$68
Accounts receivable	540
Other current assets	92
Prepaid expense	190
Property and equipment	1,349
Customer relationships	2,900
Goodwill	15,939
Total identifiable assets	$21,078
Accounts payable and accrued expenses	(1,097)
Total liabilities assumed	$(1,097)
Net Assets Acquired	$19,981

The customer relationships have a useful life of approximately 11 years and are being amortized on a straight-line basis. The fair value of the customer relationships was determined using a variation of the income approach known as the multiple-period excess earnings method. The fair value of the contributor content was determined using the cost-to-recreate method.

The revenue and operating loss from Motorsport Images included in the Company’s consolidated statements of operations for three months ended June 30, 2024 was not material.

Pro forma revenue and earnings amounts on a combined basis have not been presented as they are not material to the Company’s historical pre-acquisition financials.

Note 4 - Revenue

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
Revenue by major product:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Creative	$137,897	$141,256	$276,736	$287,716
Editorial	83,619	80,306	163,048	164,968
Other	7,624	4,113	11,634	8,633
Total Revenue	$229,140	$225,675	$451,418	$461,317
Certain prior year amounts have been reclassified to conform to the current year presentation.
Revenue by region:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
AMER	$127,957	$125,968	$252,366	$263,174
EMEA	75,686	73,827	148,601	145,573
APAC	25,497	25,880	50,451	52,570
Total Revenue	$229,140	$225,675	$451,418	$461,317
The June 30, 2024 deferred revenue balance will be earned as content is downloaded, services are provided, or upon the expiration of subscription-based products, and nearly all is expected to be earned within the next twelve months.
During the six months ended June 30, 2024, the Company recognized revenue of $109.8 million that had been included in deferred revenue as of January 1, 2024.
Note 5 - Derivative Instruments
The Company was party to an interest rate swap agreement entered into to reduce the economic impact of interest rate fluctuations on outstanding debt. The swap matured in February 2024. These derivative financial instruments were not held or issued for trading purposes.

The interest rate swap of $1.5 million was included in “Other current assets” on the condensed consolidated balance sheet at December 31, 2023.
The Company did not recognize any income or expense during the three months ended June 30, 2024 and incurred a net loss of $0.6 million on the derivative instruments for the three months ended June 30, 2023, and incurred a net loss of $1.5 million and $2.7 million on the derivative instruments for the six months ended June 30, 2024 and 2023, respectively. The amounts are included in “Loss on fair value adjustment for swaps – net” on the condensed consolidated statements of operations.
Note 6 - Fair Value of Financial Instruments
The Company’s financial instruments consist of cash equivalents, interest rate swaps, and debt. Assets and liabilities measured at fair value on a recurring basis (cash equivalents and interest rate swaps) and a nonrecurring basis (debts) are categorized in the tables below.
The fair value of the Company’s money market funds is based on quoted active market prices and is determined using the market approach. The fair values of the Company’s interest rate swap contracts were based on market quotes provided by the counterparty. Quotes by the counterparty were calculated based on observable current rates and forward interest rate curves. The Company recalculated and validated this fair value using publicly available market inputs using the market approach. The fair value of the Company’s Term Loans and Senior Notes are based on market quotes provided by a third-party pricing source.
The following tables summarize the Company's financial instruments by level in the fair value hierarchy as of June 30, 2024:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (cash equivalents)	$73,603	$—	$—	$73,603

Liabilities:
Term Loans	—	1,051,371	—	1,051,371
Senior Notes	—	300,750	—	300,750
The following tables summarize the Company's financial instruments by level in the fair value hierarchy as of December 31, 2023:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (cash equivalents)	$57,062	$—	$—	$57,062
Derivative assets: Interest rate swaps	—	1,459	—	1,459

Liabilities:
Term Loans	—	1,104,237	—	1,104,237
Senior Notes	—	302,250	—	302,250

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
Note 7 - Other Assets and Liabilities
The following table summarizes the Company's other long-term assets:

(In thousands)	As of June 30, 2024	As of December 31, 2023
Long term note receivable from a related party	$24,000	$24,000
Minority and other investments	12,129	12,454
Equity method investment (1)	909	2,852
Long term deposits	1,496	1,526
Other	29	430
	$38,563	$41,262

    (1) During the six months ended June 30, 2024, a $2.2 million cash dividend was declared and paid by an investee accounted for under the equity method, which reduced the value of the equity method investment.

    The following table summarizes the Company's accrued expenses:

(In thousands)	As of June 30, 2024	As of December 31, 2023
Accrued compensation and related costs	$21,091	$16,933
Lease liabilities	10,599	9,780
Interest payable	9,940	9,942
Accrued professional fees	5,137	6,045
Other	1,565	953
	$48,332	$43,653
Note 8 - Debt
Debt included the following:

(In thousands)	As of June 30, 2024	As of December 31, 2023
Senior Notes	$300,000	$300,000
USD Term Loans	601,800	637,000
EUR Term Loans (1)	448,460	463,588
Less: issuance costs and discounts amortized to interest expense	(869)	(1,930)
Long-term debt – net	$1,349,391	$1,398,658
(1) The table above converted the EUR Term Loans to USD using currency exchange rates as of those dates.

    The Company made voluntary prepayments of $32.6 million on its outstanding USD term loans during the quarter ended June 30, 2024. The prepayments were made using cash on hand and did not result in any prepayment penalties. The prepayments reduced the principal balance and interest expense on the term loans.
The Company was compliant with all debt covenants and obligations at June 30, 2024 and December 31, 2023.

Note 9 - Equity-based Compensation
Equity Incentive Plan
Under the Getty Images Holdings, Inc. 2022 Equity Incentive Plan (“2022 Plan”), the Company has awarded restricted stock units subject to time-based vesting, performance stock units subject to time-based vesting and achieving future performance criteria, and stock options subject to time-based vesting. The Company granted 1.2 million awards under the 2022 Plan during six months ended June 30, 2024. Under the 2022 Plan, up to 51.1 million shares of Class A common stock are reserved for issuance, of which 9.3 million are available to be issued as of June 30, 2024.

     The Getty Images Holdings, Inc. Earn Out Plan (“Earn Out Plan”) provides for the grant of restricted stock units, which generally vest upon grant. Under the Earn Out Plan, up to 6.0 million shares of Class A common stock are reserved for issuance, of which 21.3 thousand are available to be issued as of June 30, 2024. The Company granted 1.4 million awards under the Earn Out Plan during six months ended June 30, 2024.

Equity-based compensation expense is recorded in “Selling, general and administrative expenses” in the condensed consolidated statements of operations, net of estimated forfeitures. The Company recognized equity-based compensation - net of estimated forfeitures of $4.4 million and $14.4 million for the three and six months ended June 30, 2024, respectively. The Company recognized equity-based compensation - net of estimated forfeitures of $12.1 million and $19.0 million for the three and six months ended June 30, 2023, respectively. The Company capitalized $0.4 million and $1.2 million of equity-based compensation expense associated with the cost of developing internal-use software during the three and six months ended June 30, 2024, respectively. The Company capitalized $0.2 million and $1.0 million of equity-based compensation expense associated with the cost of developing internal-use software during the three and six months ended June 30, 2023, respectively.

Note 10 - Earnings per Share
Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of common stock equivalents to the extent they are not anti-dilutive.
Diluted income (loss) per share of Class A common stock adjusts basic loss per share for the potentially dilutive impact of stock options.
The following table sets forth the computation of basic and diluted income (loss) per share of Class A common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Net income (loss)	$3,689	$(4,277)	$17,276	$(1,074)
Less:
Net (loss) income attributable to non-controlling interest	(158)	(214)	(26)	293
Net income (loss) attributable to Getty Images Holdings, Inc. - Basic	$3,847	$(4,063)	$17,302	$(1,367)

Weighted-average Class A common stock outstanding:
Basic	408,989,273	397,417,290	407,312,262	396,368,132
Effect of dilutive securities	5,449,966	—	7,354,101	—
Diluted	414,439,239	397,417,290	414,666,363	396,368,132
Net income (loss) per share of Class A common stock attributable to Getty Images Holdings, Inc. common stockholders:
Basic	$0.01	$(0.01)	$0.04	$—
Diluted	$0.01	$(0.01)	$0.04	$—
As the Company had a net loss for the three and six months ended June 30, 2023, the diluted net loss per share does not include 38.3 million in equity-based compensation awards as their effect would have been anti-dilutive.
Note 11 - Income Taxes

The provision for income taxes for interim periods is determined using an estimate of the Company’s annual effective rate as prescribed under ASC 740 “Income Taxes” (“ASC 740”). Any changes to the estimated annual rate are recorded in the interim period in which the changes occur.

The Company recorded an income tax expense of $12.5 million and $2.9 million for three months ended June 30, 2024 and 2023, respectively. The increase in tax expense compared to the prior year is primarily due to increases in pre-tax income (loss) and a release of valuation allowance in the prior year.

The Company recorded an income tax expense of $23.7 million and $6.1 million for six months ended June 30, 2024 and 2023, respectively. The increase in tax expense compared to the prior year is primarily due to increases in pre-tax income (loss) and a release of valuation allowance in the prior year.

The Company’s effective income tax rate is 77.2% and 57.8% for the three and six months ended June 30, 2024, respectively. The most significant drivers of the difference between the 2024 statutory U.S. federal income tax rate of 21.0% and the Company’s effective tax rate are primarily due to jurisdictions with losses for which no tax benefit can be recognized and foreign withholding tax expense not analogous to pre-tax income.

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
Note 12 - Legal Proceedings and Contingencies
The Company has been named as a defendant in two lawsuits filed by former public warrant holders in the United States District Court for the Southern District of New York, Alta Partners, LLC v. Getty Images Holdings, Inc., Case No. 1:22-cv-08916 (filed October 19, 2022), and CRCM Institutional Master Fund (BVI) LTD, et al. (together the “Plaintiffs”) v. Getty Images Holdings, Inc., Case No. 1:23-cv-01074 (filed February 8, 2023). The Plaintiffs generally allege breaches of the Warrant Agreement, dated August 4, 2020, and alternative claims for violations of the federal securities laws, including claims under the Securities Act of 1933 and/or the Securities Exchange Act of 1934. The complaints seek, among other things, an award of money damages. On February 17, 2023, the Court consolidated the actions for purposes of discovery. The Company filed answers to the complaints, and discovery closed on August 28, 2023. On September 11, 2023, all parties filed cross-motions for summary judgment, which were fully briefed on October 2, 2023. On October 27, 2023, the Court issued its decision on the cross-motions for summary judgment and entered judgment in favor of Plaintiffs on their breach of contract claims in the amount of $36.9 million for Alta Partners, LLC and $51.0 million for the CRCM plaintiffs, plus, in each case, pre-judgment interest of 9% per annum. The Court entered judgment in favor of the Company on all other claims asserted by Plaintiffs. The Company has appealed that portion of the Court’s judgment in favor of Plaintiffs. Alta has cross appealed that portion of the Court’s judgment in favor of the Company, seeking substantial damages. The parties are currently briefing the appeals.

The Company has been named as a defendant in six additional lawsuits by former public warrant holders. Two of these suits were filed in the United States District Court for the Southern District of New York, Daniel Berner v. Getty Images Holdings, Inc., Case No. 1:24-cv-04483-JSR (filed June 11, 2024), and James Lapp v. Getty Images Holdings, Inc., Case No. 1: 24-cv-05129-JSR (filed July 5, 2024). Four additional suits have been filed in the New York State Supreme Court: CSS, LLC v. Getty Images Holdings, Inc. (filed July 12, 2024); Walleye Manager Opportunities et. al. v. Getty Images Holdings, Inc. (filed July 12, 2024); Funicular Funds LP v. Getty Images Holdings, Inc. (filed July 5, 2024); and MPF Broadway Convexity Fund I, LP et. al. v. Getty Images Holdings, Inc. (filed July 5, 2024). Each new complaint generally alleges breaches of the Warrant Agreement, dated August 4, 2020, and Berner has plead an alternative claim for violation of the federal securities laws. Each new complaint seeks an award of money damages. The Company’s response to the Complaints is not yet due. A scheduling conference for the cases in federal court has been scheduled for August 9, 2024. There is no schedule yet in place for the cases in state court. It is possible that additional purported former warrant holders of the Company could bring additional lawsuits against the Company alleging substantially similar claims. The Company is unable to estimate any potential additional loss or range of loss that may result from the ultimate resolution of these matters, which could be material to the Company’s business and results of operations.

Getty Images (US), Inc. is a plaintiff in a lawsuit filed in the United States District Court for the District of Delaware against Stability AI, Inc., Stability AI, Ltd. and Stability AI US Services Corp. The case, Getty Images (US), Inc. v. Stability AI, Inc., Case No. 1:23-cv-00135-JHL, arises out of the defendant’s alleged unauthorized reproduction of approximately 12 million in images from Getty Images’ websites, along with the accompanying captions and associated metadata, and use of the copied content in connection with various iterations of Stability AI’s generative artificial intelligence model known as Stable Diffusion. Getty Images (US), Inc. has asserted claims for copyright infringement; falsification of copyright management information; trademark infringement; unfair competition; trademark dilution; and deceptive trade practices. Getty Images (US), Inc. seeks, among other things, monetary damages and injunctive relief. The case was originally filed on February 3, 2023 against Stability AI, Inc., and an Amended Complaint adding Stability AI, Ltd. as a defendant was filed on March 29, 2023. On May 2, 2023, the defendants moved to dismiss or, in the alternative, to transfer the case to the Northern District of California. The defendants’ motion was premised on their contention that Stability AI, Ltd. is not subject to personal jurisdiction in Delaware. Getty Images served jurisdictional discovery requests on Defendants on May 12, 2023, and the parties agreed to extend Getty Images (US), Inc.’s time to respond to the motion to dismiss while the parties engage in discovery relating to the defendants’ activities within Delaware and other states in the U.S. On January 26, 2024, the court dismissed the defendants’ motion to dismiss without prejudice with leave to re-file upon the completion of jurisdictional discovery. Following substantial completion of jurisdictional discovery, Getty Images (US), Inc. filed an unopposed motion for leave to file a Second Amended Complaint, which was granted on July 8, 2024. The Second Amended Complaint added Stability AI US Services Corporation as a third defendant. On July 29, 2024, the defendants filed a renewed motion to dismiss premised on their contention that Stability AI, Ltd. is not subject to personal jurisdiction in Delaware and also filed a motion to transfer the case to the Northern District of California. Getty Images (US), Inc.’s opposition to these motions is due on August 12, 2024.

Arising out of similar alleged facts, Getty Images (US), Inc., Getty Images International U.C., Getty Images (UK) Limited, Getty Images Devco UK Limited and iStockphoto LP are Claimants in proceedings issued in the High Court of England & Wales against Stability AI Limited on January 16, 2023, claim number IL2023-000007, which, together with the Particulars of Claim (the Claimants’ statement of case) were served on the defendant on May 12, 2023. The Claimants assert claims for copyright infringement, infringement of database rights, trademark infringement, passing off and breach of the terms and conditions of the Claimants’ websites and seeks, amongst other things, monetary damages, injunctive relief and legal costs. In June 2023, Stability filed a motion to strike certain portions of the claim and grant summary judgment on Getty Images’ secondary infringement claim. The court conducted a hearing on the issues in October 2023. Following the hearing, the Judge issued an order denying Stability’s motion in its entirety and granted costs to Getty Images. The order became final and public in late January 2024. Stability has requested an appeal against that decision. The case schedule has been set for the next stages of the litigation, including disclosures and any additional changes to the parties' claims or defense. Stability has requested an appeal against that decision. The appeals court denied the request on July 22, 2024. The case schedule has been set for the next stages of the litigation, including disclosures and any additional changes to the parties' claims or defense. A trial date has been set for June 2025.

Although the Company cannot be certain of the outcome of any litigation or the disposition of any claims, or the amount of damages and exposure, if any, that the Company could incur, the Company does not currently believe that a material loss arising from the final disposition of existing matters is probable. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot determine with certainty the ultimate outcome of any such litigation or proceedings. If the final resolution of any such litigation or proceedings is unfavorable, our financial condition, results of operations and cash flows could be materially affected. Further, in the ordinary course of business, the Company is also subject to periodic threats of lawsuits, investigations and claims. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
In the ordinary course of business, the Company enters into certain types of agreements that contingently require the Company to indemnify counterparties against third-party claims. The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because management does not believe a material liability is probable, no related liabilities were recorded at June 30, 2024 and December 31, 2023.
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

As part of the appeal process in Canada, the Company may be required to pay a portion of the assessment amount, which the Company estimates could be up to $17.5 million in 2024. Such required payment is not an admission that the Company believes it is subject to such taxes. The Company believes it is more likely than not it will prevail on appeal, however, if the CRA were to be successful in the appeal process, the Company estimates the maximum potential outcome could be up to $25.4 million.

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
We qualify as a “smaller reporting company” because the market value of our shares of Class A common stock held by non-affiliates was less than $250 million as of the end of our most recently completed first fiscal quarter. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies.
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
•the risk that any prolonged strike by, or lockout of, one or more of the unions that provide personnel essential to the production of films or television programs, such as the 2023 strike by the writers’ union and the actors' unions and including its lingering effects, could further impact our entertainment business;
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
•costs related to operating as a public company; and
•other risks and uncertainties identified in “Item 1A. Risk Factors” of our 2023 Form 10-K.

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
Through Getty Images, iStock, and Unsplash, we offer a full range of content solutions to meet the needs of any customer—no matter their size—around the globe, with over 582 million visual assets available through its industry-leading sites. New content and coverage are added daily, with over 10 million new assets added each quarter and over 2.7 billion searches annually. The Company has almost 750,000 purchasing customers, with customers from almost every country in the world with websites in 23 languages bringing the world’s best content to media outlets, advertising agencies, and corporations of all sizes and, increasingly, serving individual creators and prosumers.
In support of its content, Getty Images employs over 110 staff photographers and videographers and distributes the content of almost 570,000 contributors and more than 340 premium content partners. Over 81,000 of our contributors are exclusive to the Company, creating content that cannot be found anywhere else. Each year, we cover more than 160,000 global events across news, sport, and entertainment, providing a depth and breadth of coverage that is unmatched. Getty Images also maintains one of the largest and best privately-owned photographic archives in the world, with just under 145 million images across geographies, periods, and verticals.
We distribute content and services offerings through three primary product lines:
Creative
Creative is comprised of royalty-free (“RF”) photos, illustrations, vectors, videos, and generative AI-services that are released for commercial use and cover a wide variety of commercial, conceptual, and contemporary subjects, including lifestyle, business, science, health, wellness, beauty, sports, transportation and travel. This content is available for immediate use by a wide range of customers with depth, breadth, and quality, allowing our customers to produce impactful websites, digital media, social media, marketing campaigns, corporate collateral, textbooks, movies, television, and online video content relevant to their target geographies and audiences. We primarily source Creative content from a broad network of professional, semi-professional, and amateur creators, many exclusive to Getty Images. We have a global creative insights team dedicated to providing briefing and art direction to our exclusive contributor community. Creative represents 61.3% and 62.4% of our revenue, of which 55.2% and 49.7%1 is generated through our annual subscription products for the six months ended June 30, 2024, and 2023, respectively. Annual Subscription products include products and subscriptions for 12 months or longer, Unsplash API, and Custom Content.
Editorial

Editorial is comprised of photos and videos covering the world of entertainment, sports, and news. We combine contemporary coverage of events around the globe with one of the largest privately held archives globally, with access to images from the beginning of photography. We invest in a dedicated editorial team that includes over 110 staff photographers and videographers to generate our own coverage in addition to coverage from our network of content partners. Editorial represents 36.1% and 35.8% of our revenue, of which 52.6% and 52.3% is generated through our annual subscription products for the six months ended June 30, 2024, and 2023, respectively. Annual Subscription products include subscriptions with a duration of 12 months or longer.
Other
Other represents 2.6% and 1.9% of our revenue for the six months ended June 30, 2024 and 2023, respectively. This includes music licensing, digital asset management, distribution services, print sales, and data licensing.
We service a full range of customers through our industry-leading brands and websites:
Getty Images
Gettyimages.com offers premium creative content and editorial coverage, including video, with exclusive content, and customizable rights and protections. This site primarily serves more prominent enterprise agency, media, and corporate customers with global customer support from our sales and service teams. Customers can purchase on an ALC basis or through our content subscriptions, including our “Premium Access” subscription, where we uniquely offer frictionless access across all of the Getty Images and iStock content in one solution.
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
Unsplash
Unsplash.com is a platform offering free stock photo downloads and paid subscriptions targeted to the high-growth prosumer and semi-professional creator segments. The Unsplash website reaches a significant and geographically diverse audience with more than 108 million image downloads every month.
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
1 Prior year percentage has been restated to conform to the current year presentation.

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
For content contributors:
•Access to a marketplace that reaches almost every country in the world, across all customer categories and sizes and generated annual royalties of nearly $220 million for the trailing twelve months ending June 30, 2024.
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

    A significant portion of the business has transitioned to a subscription model with strong retention characteristics. Annual subscriptions now comprise approximately 54% of total revenue for the six months ended June 30, 2024, and we continue to focus on growing subscription revenue.

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
Cost of revenue (exclusive of depreciation and amortization)

    The ownership rights to the majority of the content we license are retained by the owners, and licensing rights are provided to us by a large network of content contributors and content partners. When we license content entrusted to us by content suppliers, we pay royalties to them at varying rates depending on the license model and the use of that content that our customers select. Suppliers who choose to work with us under contract typically receive royalties of 20% to 50% of the total license fee we charge customers, depending on the basis on which their content is licensed by our customers. Contributors will be compensated for any inclusion of their content in AI data training sets and, in certain cases, share in the revenue generated by AI tools and services trained with their content. We also own the copyright to certain content in our collections (“wholly-owned content”), including content produced by our staff photographers for our editorial product, for which we do not pay any third-party royalties. Cost of revenue includes certain costs of our assignment photo shoots, but excludes amortization associated with creating or buying content. Cost of revenue consists primarily of royalties owed to content contributors, comprised of photographers, filmmakers, third-party companies that license their collection of content through us (“Content Partners”) and third party music content providers.

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

Impact of Currency Fluctuations
Assets and liabilities for subsidiaries with functional currencies other than the U.S. dollar are recorded in foreign currencies and translated at the exchange rate on the Balance Sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to “Other comprehensive income (loss)”, as a separate component of stockholder’s equity. The Company recognized net foreign currency translation adjustment losses of $18.4 million during the six months ended June 30, 2024 and net foreign currency translation adjustment gains of $10.8 million during the six months ended June 30, 2023.

Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in “Unrealized foreign exchange gain (losses) — net” in the condensed consolidated statements of operations. For the six months ended June 30, 2024, the Company recognized net unrealized foreign currency transaction gains of $18.9 million. For the six months ended June 30, 2023, the Company recognized net unrealized foreign currency transaction losses of $14.1 million.

Results of Operations
The following table sets forth our operating results for the periods indicated.

	Three Months Ended June 30,		increase (decrease)		Six Months Ended June 30,		increase (decrease)
(In thousands, except percentages)	2024	2023	$ change	% change	2024	2023	$ change	% change
Revenue	$229,140	$225,675	$3,465	1.5%	$451,418	$461,317	$(9,899)	(2.1)%
Cost of revenue (exclusive of depreciation and amortization)	63,097	63,354	(257)	(0.4)%	123,353	126,640	(3,287)	(2.6)%
Selling, general and administrative expenses	101,232	101,454	(222)	(0.2)%	202,176	203,677	(1,501)	(0.7)%
Depreciation	14,689	13,540	1,149	8.5%	29,049	26,563	2,486	9.4%
Amortization	592	7,260	(6,668)	(91.8)%	1,126	14,467	(13,341)	(92.2)%
Loss on litigation	2,792	6,269	(3,477)	(55.5)%	4,814	6,441	(1,627)	(25.3)%
Other operating expenses – net	280	332	(52)	(15.7)%	3,408	611	2,797	NM
Total operating expenses	182,682	192,209	(9,527)	(5.0)%	363,926	378,399	(14,473)	(3.8)%
Income from operations	46,458	33,466	12,992	38.8%	87,492	82,918	4,574	5.5%
Interest expense	(33,890)	(31,683)	(2,207)	7.0%	(66,614)	(62,180)	(4,434)	7.1%
Loss on fair value adjustment for swaps – net	—	(640)	640	(100.0)%	(1,459)	(2,725)	1,266	(46.5)%
Unrealized foreign exchange gains (loss) – net	2,439	(3,165)	5,604	NM	18,861	(14,087)	32,948	NM
Other non-operating income – net	1,180	634	546	86.1%	2,695	1,122	1,573	140.2%
Total other expense – net	(30,271)	(34,854)	4,583	(13.1)%	(46,517)	(77,870)	31,353	(40.3)%
Income (loss) before income taxes	16,187	(1,388)	17,575	NM	40,975	5,048	35,927	NM
Income tax expense	(12,498)	(2,889)	(9,609)	NM	(23,699)	(6,122)	(17,577)	NM
Net income (loss)	$3,689	$(4,277)	$7,966	NM	$17,276	$(1,074)	$18,350	NM
________________________
NM - Not meaningful
Comparison of the Three Months Ended June 30, 2024 and 2023
Revenue by product

(In thousands, except percentages)	Three Months Ended June 30,				increase / (decrease)
	2024	% of revenue	2023	% of revenue	$ change	% change	CN % change
Creative	137,897	60.2%	141,256	62.6%	(3,359)	(2.4)%	(1.8)%
Editorial	83,619	36.5%	80,306	35.6%	3,313	4.1%	4.6%
Other	7,624	3.3%	4,113	1.8%	3,511	85.4%	86.5%
Total revenue	$229,140	100.0%	$225,675	100.0%	$3,465	1.5%	2.1%
Certain prior year amounts have been reclassified to conform to the current year presentation.

    For the three months ended June 30, 2024, total revenue on a reported basis was $229.1 million as compared to $225.7 million for the three months ended June 30, 2023. On a reported basis, revenue increased by 1.5% (2.1% CN) for the three months ended June 30, 2024. Included in these results are certain impacts of the timing of revenue recognition, which reduced year-on-year growth by approximately 100 basis points in the second quarter of 2024.
•Creative revenue decreased on a reported basis 2.4% (1.8% CN) to $137.9 million for the three months ended June 30, 2024, compared to $141.3 million for the three months ended June 30, 2023. At the product level, decreases for the three months ended June 30, 2024 included Getty Images Stills and Video (decreased $4.6 million), which was largely driven by our Agency customers, which are accounted for entirely within Creative revenue and purchase on mainly an ALC basis. Additionally, iStock monthly subscriptions and ALC credit sales (decreased $3.7 million), related to our continued focus on driving customers to our committed solutions. Offsetting increases were led by our iStock annual subscriptions (increased $3.9 million) and Unsplash platform (increased $1.3 million).

•Editorial revenue increased on a reported basis by $3.3 million or 4.1% to $83.6 million and 4.6% on a currency-neutral basis. The increase was driven by editorial assignments (increased $1.7 million), editorial subscriptions (increased $1.3 million) and editorial ALC (increased $0.4 million). Overall, the increase was spurred by double-digit growth in Sport driven by quadrennial soccer tournaments UEFA European Championship and the Copa America.
•Other revenue increased on a reported basis by $3.5 million or 85.4% to $7.6 million for the three months ended June 30, 2024, compared to $4.1 million for the three months ended June 30, 2023. On a currency-neutral basis, other revenue increased 86.5% compared to the same period in 2023. The increase was primarily driven by data licensing (increased $3.2 million).
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
Cost of revenue (exclusive of depreciation and amortization)
Cost of revenue for the three months ended June 30, 2024 was $63.1 million compared to $63.4 million in the same prior year period. As a percentage of total revenue, cost of revenue was 27.5% for the three months June 30, 2024, compared to 28.1% for the three months ended June 30, 2023. The change in cost of revenue as a percentage of revenue compared to the prior year was due primarily to revenue mix by product. Generally, cost of revenue rates vary modestly period over period based on changes in revenue mix by product, as royalty rates vary depending on the license model and use of content.
Revenue, less cost of revenue, was $166.0 million for the three months ended June 30, 2024, an increase of $3.7 million or 2.3% compared to $162.3 million for the three months ended June 30, 2023. The increase in revenue, less cost of revenue, was in line with the increase in revenue. Revenue, less cost of revenue, represented 72.5% of total revenue for the three months ended June 30, 2024, compared to 71.9% for the three months ended June 30, 2023.
Selling, general, and administrative expense
Reported SG&A expense decreased by $0.2 million or 0.2% (increased 0.1% CN) for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. SG&A fluctuations from the prior period include the following:
•decrease of $2.6 million related to staff costs for the three months ended June 30, 2024. The decrease was driven by equity-based compensation (decreased $7.9 million), which was partially offset by salaries and wages, fringe benefits and severance related expenses (increased $5.0 million).
•increase in marketing spend of 11.8% ($1.3 million) for the three months ended June 30, 2024. For the three months ended June 30, 2024, marketing spend as a percentage of sales increased to 5.2% from the three months ended June 30, 2023 ratio of 4.7% which remains in line with historical trends. The increase was due primarily to increased investment in affiliate marketing and digital marketing initiatives.
•increase in travel and entertainment of $0.5 million and professional fees of $0.5 million for the three months ended June 30, 2024.
Depreciation expense
Depreciation expense was $14.7 million for the three months ended June 30, 2024, an increase of $1.1 million or 8.5% compared to $13.5 million for the three months ended June 30, 2023. The increase is due to capital investments made that are primarily related to internally software development as we continue to innovate and invest in the design, user experience and performance of our websites.

Amortization expense
For the three months ended June 30, 2024, amortization expense was $0.6 million, which was a decrease of $6.7 million or 91.8% compared to $7.3 million for the three months ended June 30, 2023. The decline was attributed to several of the Company’s intangible assets becoming fully amortized in the prior year.
Loss on litigation
For the three months ended June 30, 2024 and 2023, respectively, the Company recognized loss on litigation of $2.8 million and $6.3 million, respectively. The loss on litigation consists of the interest on the summary judgment, legal fees, and amortization of fees related to an appeal bond. The Company will continue to see these expenses as we navigate through the appeal of the judgment in the actions captioned by Alta Partners, LLC. V Getty Images Holdings, Inc., Case No. 1:22-cv-08916 and CRCM Institutional Master Fund (BVI) LTD. et al v. Getty Images Holdings, Inc., Case No. 1:23-cv-01074, and incur legal fees related to the additional warrant cases.
Other operating expenses – net
We recognized insignificant amounts of other operating expense, net for the three months ended June 30, 2024 and 2023.
Interest expense

    We recognized interest expense of $33.9 million and $31.7 million for the three months ended June 30, 2024, and June 30, 2023, respectively. Our interest expense primarily consists of interest charges on our outstanding U.S. dollar and Euro term loans (the “Term Loans”), Senior Unsecured Notes (the “Senior Notes”), and our revolving credit facility which remains undrawn, as well as the amortization of original issue discount on our Term Loans and amortization of deferred debt financing fees. The increase in interest expense from the prior year period was due to the maturity of our interest rate swap and the rise in interest rates.
Loss on fair value adjustment for swaps – net
We did not recognize any fair value adjustments for our swaps for the three months ended June 30, 2024, as our interest rate swap matured in February 2024. During the three months ended June 30, 2023 we recognized net losses of $0.6 million for our swaps. The losses were driven by changes in interest rates relative to the rates in our derivatives.
While we have experienced volatility in the fair value adjustments on our derivative instruments, we believe hedging allows us to reduce our exposure to interest rate and foreign currency risks. We will continue to evaluate opportunities to utilize swaps, forwards, and other instruments to mitigate financial risks associated with our business.
Unrealized foreign exchange gains (loss) – net
We recognized foreign exchange gains, net of $2.4 million for the three months ended June 30, 2024, compared to net losses of $3.2 million for the three months ended June 30, 2023. These changes are primarily driven by fluctuations in the EUR related to our EUR Term Loans.
We expect continued volatility in foreign exchange gains and losses each quarter based on fluctuations in exchange rates impacting our foreign currency exposures.
Other non-operating income – net
We recognized other non-operating income, net of $1.2 million and $0.6 million for the three months ended June 30, 2024, and June 30, 2023, respectively. The increase was primarily due to higher interest income, driven by an increase in U.S. interest rates. We also recorded minimal dividend income received from certain cost-method investments in both periods presented.
We expect continued fluctuation in this line item based on market interest rates and the amount of cash available for investment.
Income tax expense

    The Company’s income tax expense increased by $9.6 million to an expense of $12.5 million for three months ended June 30, 2024, as compared to $2.9 million for the three months ended June 30, 2023. The Company’s effective income tax rate for the three months ended June 30, 2024 is 77.2%, compared to (208.1%) for the three months ended June 30, 2023. The increase in tax expense compared to prior year is primarily due to increases in pre-tax income (loss) and a release of valuation allowance in the prior year.

Comparison of the Six Months Ended June 30, 2024 and 2023
The following table presents our results of operations for the periods indicated:
Revenue by product

(In thousands, except percentages)	Six Months Ended June 30,				increase / (decrease)
	2024	% of revenue	2023	% of revenue	$ change	% change	CN % change
Creative	276,736	61.3%	287,716	62.4%	(10,980)	(3.8)%	(3.5)%
Editorial	163,048	36.1%	164,968	35.8%	(1,920)	(1.2)%	(1.1)%
Other	11,634	2.6%	8,633	1.9%	3,001	34.8%	35.2%
Total revenue	$451,418	100.0%	$461,317	100.0%	$(9,899)	(2.1)%	(1.9)%
Certain prior year amounts have been reclassified to conform to the current year presentation.

    For the six months ended June 30, 2024, total revenue on a reported basis was $451.4 million as compared to $461.3 million for the six months ended June 30, 2023. On a reported basis, revenue decreased by 2.1% (1.9% CN) for the six months ended June 30, 2024. Included in these results are certain impacts of the timing of revenue recognition, which reduced year-on-year growth by approximately 230 basis points in the first six months of 2024.
•Creative revenue decreased on a reported basis by 3.8% (3.5% CN) to $276.7 million for the six months ended June 30, 2024, compared to $287.7 million for the six months ended June 30, 2023. At the product level, decreases for the six months ended June 30, 2024 included Getty Images Stills and Video (decreased $14.4 million), which was largely driven by our Agency customers, which are accounted for entirely within Creative revenue and purchase on mainly an ALC basis. Additionally, iStock monthly subscriptions and ALC credit sales (decreased $7.6 million), related to our continued focus on driving customers to our committed solutions. Lastly, we saw a decline in Premium Access partially due to higher Creative consumption in the prior period as a result of the strike impact on Editorial usage (decreased $1.7 million). Offsetting increases were led by our iStock annual subscriptions (increased $9.8 million) and Unsplash platform (increased $2.2 million).
•Editorial revenue decreased on a reported basis by 1.2% (1.1% CN) to $163.0 million for the six months ended June 30, 2024, compared to $165.0 million for the six months ended June 30, 2023. The decrease was driven by editorial ALC (decreased $2.9 million) largely due to residual impacts from 2023 Hollywood strikes. In addition, editorial subscriptions declined (decreased $0.5 million) due to lower demand from media customers impacted by the Hollywood strikes. These declines were partially offset by assignments (increased $1.5 million) which saw double-digit growth in Sport, driven by the quadrennial soccer tournament, UEFA European Championship.

•Other revenue includes music licensing, digital asset management and distribution services, print sales, and data licensing revenues. Revenue for the six months ended June 30, 2024 from our Other products increased on a reported basis by 34.8% (35.2% CN). The increase was primarily driven by data licensing (increased $2.7 million).
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
Cost of revenue (exclusive of depreciation and amortization)
Cost of revenue for the six months ended June 30, 2024 was $123.4 million compared to $126.6 million in the same prior year period. As a percentage of total revenue, cost of revenue was 27.3% for the six months June 30, 2024, compared to 27.5% for the six months ended June 30, 2023. The change in cost of revenue as a percentage of revenue compared to the prior year was due primarily to revenue mix by product. Generally, cost of revenue rates vary modestly period over period based on changes in revenue mix by product, as royalty rates vary depending on the license model and use of content.
Revenue, less cost of revenue, was $328.1 million for the six months ended June 30, 2024, a decrease of $6.6 million or 2.0% compared to $334.7 million for the six months ended June 30, 2023. The decline in revenue, less cost of revenue, was in line with the decrease in revenue. Revenue, less cost of revenue, represented 72.7% of total revenue for the six months ended June 30, 2024, compared to 72.5% for the six months ended June 30, 2023.
Selling, general, and administrative expense
Reported SG&A expense decreased by $1.5 million or 0.7% (0.7% CN) for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. SG&A fluctuations from the prior period include the following:
•decrease in marketing spend of 6.8% ($1.7 million) for the six months ended June 30, 2024. For the six months ended June 30, 2024, marketing spend as a percentage of sales decreased to 5.2% from the six months ended June 30, 2023 ratio of 5.5% which remains in line with historical trends. Lower investments in digital marketing initiatives drove this reduction in spend.
•decrease in professional fees of $1.2 million for the six months ended June 30, 2024. The decrease is primarily related to legal fees for litigation-related activities.
•increase of $1.4 million related to staff costs for the six months ended June 30, 2024. The increase was driven by salaries and wages, fringe benefits and severance related expenses (increased $5.9 million), which was partially offset by decreases in equity-based compensation (decreased $4.9 million).
Depreciation expense
Depreciation expense was $29.0 million for the six months ended June 30, 2024, an increase of $2.5 million or 9.4% compared to $26.6 million for the six months ended June 30, 2023. The increase is due to capital investments made that are primarily related to internal software development as we continue to innovate and invest in the design, user experience and performance of our websites.

Amortization expense
For the six months ended June 30, 2024, amortization expense was $1.1 million, which was a decrease of $13.3 million or 92.2% compared to $14.5 million for the six months ended June 30, 2023. The decline was attributed to several of the Company’s intangible assets becoming fully amortized in the prior year.
Loss on litigation
For the six months ended June 30, 2024, the Company recognized loss on litigation of $4.8 million compared to $6.4 million for the six months ended June 30, 2023. The loss on litigation consists of the interest on the summary judgment, legal fees, and amortization of fees related to appeal bond. The Company will continue to see these expenses as we navigate through the appeal of the judgment in the actions captioned by Alta Partners, LLC. V Getty Images Holdings, Inc., Case No. 1:22-cv-08916 and CRCM Institutional Master Fund (BVI) LTD. et al v. Getty Images Holdings, Inc., Case No. 1:23-cv-01074, and incur legal fees related to the additional warrant cases.
Other operating expenses – net
Other operating expenses - net was $3.4 million for the six months ended June 30, 2024, compared to $0.6 million for the six months ended June 30, 2023. Acquisition costs, settlements of claims, and pre-acquisition Unsplash employment tax obligations drove the increase. We expect other operating expenses to fluctuate from period to period as this line item is heavily influenced by non-recurring events such as claims, settlements, and gains/losses on asset disposals.
Interest expense

    We recognized interest expense of $66.6 million and $62.2 million for the six months ended June 30, 2024, and June 30, 2023, respectively. Our interest expense primarily consists of interest charges on our outstanding U.S. dollar and Euro term loans

(the “Term Loans”), Senior Unsecured Notes (the “Senior Notes”), and our revolving credit facility which remains undrawn, as well as the amortization of original issue discount on our Term Loans and amortization of deferred debt financing fees. The increase in interest expense from the prior year period was due to the maturity of our interest rate swap and the rise in interest rates.
Loss on fair value adjustment for swaps – net
We recognized fair value adjustment net losses for our swaps of $1.5 million for the six months ended June 30, 2024. During the six months ended June 30, 2023 we recognized net losses of $2.7 million for our swaps. The losses were driven by changes in interest rates relative to the rates in our derivatives.
While we have experienced volatility in the fair value adjustments on our derivative instruments, we believe hedging allows us to reduce our exposure to interest rate and foreign currency risks. We will continue to evaluate opportunities to utilize swaps, forwards, and other instruments to mitigate financial risks associated with our business.
Unrealized foreign exchange gains (loss) – net
We recognized foreign exchange gains, net of $18.9 million for the six months ended June 30, 2024, compared to net losses of $14.1 million for the six months ended June 30, 2023. These changes are primarily driven by fluctuations in the EUR related to our EUR Term Loans.
We expect continued volatility in foreign exchange gains and losses each period based on fluctuations in exchange rates impacting our foreign currency exposures.
Other non-operating income – net
We recognized other non-operating income, net of $2.7 million and $1.1 million for the six ended June 30, 2024, and June 30, 2023, respectively. The increase was primarily due to higher interest income, driven by an increase in U.S. interest rates. We also recorded minimal dividend income received from certain cost-method investments in both periods presented.
We expect continued fluctuation in this line item based on market interest rates and the amount of cash available for investment.
Income tax expense

    The Company’s income tax expense increased by $17.6 million to an expense of $23.7 million for six months ended June 30, 2024, as compared to $6.1 million for the six months ended June 30, 2023. The Company’s effective income tax rate for the six months ended June 30, 2024 is 57.8%, compared to 121.3% for the six months ended June 30, 2023. The increase in tax expense compared to prior year is primarily due to increases in pre-tax income (loss) and a release of valuation allowance in the prior year.

Liquidity and Capital Resources
Our sources of liquidity are our existing cash and cash equivalents, cash provided by operations and amounts available under our revolving credit facility. As of June 30, 2024 and December 31, 2023, we had cash and cash equivalents of $121.7 million and $136.6 million, respectively, and availability under our unused revolving credit facility of $150.0 million, which expires May 4, 2028. For the quarter ended June 30, 2024, we used $32.6 million of cash to prepay a portion of our USD Term Loans. Our principal liquidity needs include debt service and capital expenditures, as well as those required to support working capital, internal growth, and strategic acquisitions and investments. Deferred revenue represents the majority of our current liabilities, which given its nature is not expected to require cash settlement. We also continue to look for the optimal opportunity and market conditions to refinance our debt.
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
Our cash flows are as follows:

	Six Months Ended June 30,		increase (decrease)
(In thousands)	2024	2023	$ change	% change
Net cash provided by operating activities	$67,971	$73,783	$(5,812)	(7.9)%
Net cash used in investing activities	$(44,739)	$(29,452)	$(15,287)	(51.9)%
Net cash used in financing activities	$(34,774)	$(24,582)	$(10,192)	(41.5)%
Effects of exchange rate fluctuations	$(3,076)	$3,439	$(6,515)	NM

Operating Activities

    Cash provided by operating activities is primarily comprised of net income, as adjusted for non-cash items, and changes in operating assets and liabilities. Non-cash adjustments consist primarily of depreciation, amortization, unrealized gains and losses on our foreign denominated debt, and equity-based compensation.

    For the six months ended June 30, 2024 cash provided by operating activities was $68.0 million, as compared to cash provided by operating activities of $73.8 million for the six months ended June 30, 2023. The decrease in cash provided by operating activities was primarily driven by an increase in cash paid for interest and taxes.

    Investing Activities
The changes in cash flows from investing activities relate to purchases of property and equipment and internal software development as part of our ongoing efforts to innovate in the design, user experience, and performance of our websites. Additionally, on April 1, 2024, the Company acquired Motorsport Images LLC and Motorsport.com, Inc.
For the six months ended June 30, 2024, and 2023, cash used in investing activities was $44.7 million and $29.5 million, respectively. The increase in cash used for investing activities was driven by the acquisition of Motorsport Images LLC and Motorsport.com, Inc. as we continue to expand our depth and breadth of content and services.

Financing Activities
For the six months ended June 30, 2024, cash used in financing was $34.8 million, compared to $24.6 million for six months ended June 30, 2023. Financing activities for the six months ended June 30, 2024 included debt issuance costs, principal payments on our Term Loans and cash paid for settlement of employee tax related to equity-based awards, partially offset by the proceeds from common stock issuance.

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
KPI comparisons for the last twelve months ended June 30, 2024 reflect Hollywood strike impact.

	Last Twelve Months Ended June 30,
	2024	2023	Increase / (Decrease)
LTM total purchasing customers (thousands)	740	830	(10.8)%
LTM total active annual subscribers (thousands)	282	182	54.7%
LTM paid download volume (millions)[1]	95	94	0.9%
LTM annual subscriber revenue retention rate	89.4%	98.5%	-910 bps
Image collection (millions)	553	513	7.7%
Video collection (millions)	30	26	17.5%
LTM video attachment rate	15.6%	13.5%	+210 bps
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

Total purchasing customers decreased 10.8% to 740 thousand for the last twelve months ended June 30, 2024, compared to 830 thousand for the twelve months ended June 30, 2023. This decrease can be attributed to lower ALC transaction volume primarily due to both the ongoing shift of our customers to more committed annual subscription products and a still pressured Agency business which purchases nearly entirely on an ALC basis. Importantly, the shift into more committed solutions continues to have a positive impact on annual revenue per purchasing customer, which grew by 10.7% to $1,232 from $1,113 in the comparable LTM period.

Total active annual subscribers

Total active annual subscribers is the count of customers who were on an annual subscription product during the LTM reporting period. This metric provides management and investors with visibility into the rate at which we are growing our annual subscriber base and is highly correlated to the percentage of our revenue that comes from annual subscription products.

    Total active annual subscribers increased 54.7% to 282 thousand for the last twelve months ended June 30, 2024 compared to 182 thousand for the twelve months ended June 30, 2023. Expanded e-commerce subscriptions including iStock and Unsplash+ subscriptions primarily drove growth. This reflects our strategic focus on subscription offerings to provide comprehensive content solutions. A significant portion of the annual subscribers were new customers, with many coming from our growth expansion markets across LATAM, APAC, and EMEA, and a substantial number of new subscribers also coming from our Core markets. We have a strong pipeline of new customers as demand for visual content remains strong, while also helping existing customers evolve with their expanding visual narratives.

Paid download volume

Paid download volume is a count of the number of paid downloads by our customers in the reported period. This metric informs both management and investors about the volumes at which customers are engaging with our content over time.

Paid download volume was up 0.9% to 95 million downloads for the last twelve months ended June 30, 2024 compared to 94 million for the last twelve months ended June 30, 2023. We believe that the steady demand in paid download volumes during the last twelve month period that had a myriad of macro-economic challenges, is a strong outcome and signals that our content continues to meet our customers evolving needs.
Annual subscriber revenue retention rate

The annual subscriber revenue retention rate calculates retention of total revenue for customers on annual subscription products, comparing the customer’s total booked revenue (inclusive of spend for annual subscription and non-annual subscription products) in the LTM period to the prior twelve month period. For example, LTM annual subscriber booked revenue (the amount of revenue invoiced to customers) for the period ended June 30, 2024 was 89.4% of revenue from these customers in the period ended June 30, 2023. The revenue retention rate informs management and investors on the degree to which we are maintaining or growing revenue from our annual subscriber base. As we continue to focus on growing subscriptions as percentage of total revenue, revenue retention for these customers is a key driver of the predictability of our financial model with respect to revenue.

    The annual subscriber revenue retention rate decreased to 89.4% for the last twelve months ended June 30, 2024 from 98.5% over the twelve months ended June 30, 2023. The decline was due primarily to both an expected lower revenue retention rate on some of our smaller E-commerce subscribers, and a reduction in incremental ALC revenue due to residual strike impacts across some of our media, broadcast and production customers as the strike impacted the demand for content from those customers. Broadly speaking, we believe our subscription business is healthy with revenue renewal rates generally averaging in the 90% range.

Image and Video collection

Image and Video collection is a count of the total images and videos in our content library as of the reporting date. Management and investors can view growth in the size, both depth and breadth, of the content library as an indication of our ability to continue to expand our content offering with premium, high quality, contemporary content to meet the evolving needs of our customers. Image and video collections increased as of June 30, 2024 compared to June 30, 2023.

Our image collection grew 7.7% to 553 million images as of June 30, 2024 compared to 513 million as of June 30, 2023. Our video collection grew 17.5% to 30 million videos over the same period.

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

The video attachment rate increased to 15.6% for the last twelve months ended June 30, 2024 from 13.5% for the last twelve months ended June 30, 2023. The video attachment rate provides management and investors with an indication of our customers’ level of engagement with our video content offering. Our expansion of video across our subscription products is focused on further increasing the attachment rate over time. The increase in video attachment rates from the LTM period ending June 30, 2024 compared to the period ending June 30, 2023 reflects increased customer awareness of our video offering, improved search and site prominence for video content, and upselling of video into subscriptions.
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
Reconciliation of Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA less Capex
We define Adjusted EBITDA as net income before interest, taxes, depreciation, amortization, equity-based compensation, other operating expenses-net, and certain other expenses not directly related to the core operations of our business. A reconciliation is provided below to the most comparable financial measure stated in accordance with U.S. GAAP. We define Adjusted EBITDA Margin as the ratio of Adjusted EBITDA to revenue.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$3,689	$(4,277)	$17,276	$(1,074)
Add/(less) non-GAAP adjustments:
Depreciation and amortization	15,281	20,800	30,175	41,030
Loss on litigation[1]	2,792	6,269	4,814	6,441
Other operating expense – net	280	332	3,408	611
Interest expense	33,890	31,683	66,614	62,180
Fair value adjustments, foreign exchange and other non-operating (income) expense [2]	(3,619)	3,171	(20,097)	15,690
Income tax expense	12,498	2,889	23,699	6,122
Equity-based compensation expense, net of capitalization	4,013	11,876	13,148	18,009
Adjusted EBITDA	$68,824	$72,743	$139,037	$149,009
Capex	15,380	13,927	29,833	29,452
Adjusted EBITDA less capex	53,444	58,816	109,204	119,557
Net income margin	1.6%	(1.9)%	3.8%	(0.2)%
Adjusted EBITDA margin	30.0%	32.2%	30.8%	32.3%
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
Critical Accounting Policies
A description of our critical accounting policies that involve significant management judgment appears in our 2023 Form 10-K, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and estimates.” Our accounting policies are also described in Note 2 - Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our 2023 Form 10-K and in Note 2 - Summary of Significant Accounting Policies, to our interim condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the period ended June 30, 2024. We believe our most critical accounting policies include revenue recognition, accrued litigation reserves, and accounting for income taxes.

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

     Other than the maturity of the interest rate swap mentioned above, there have been no material changes in our market risk exposures for the quarter ended June 30, 2024, as compared to those discussed in our 2023 Form 10-K.
Item 4.    Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2024.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to certain legal proceedings and claims incidental to the operation of our business. We are also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business that have not been fully adjudicated. We currently do not anticipate that these matters will have a material adverse impact on our financial results.
For further information regarding our legal proceedings and claims, see Note 12 - Legal Proceedings and Contingencies, included in Part I, Item 1, Condensed Consolidated Financial Statements, of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Part 1, Item 1A. of our 2023 Form 10-K.

Items 2. Unregistered Sale of Equity and Use of Proceeds
On April 1, 2024, the Company entered into a Unit Purchase Agreement with Motorsport Images LLC and Motorsport.com, Inc., to purchase 100% of the outstanding membership interests in Motorsport Images LLC, a Florida limited liability company for $15.1 million in cash and approximately 1.2 million shares of the Company's Class A common stock. We relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), in connection with this transaction.

Item 5. Other Information

Insider Trading Arrangements and Policies

Other than as described in the table below, during the three months ended June 30, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K. The trading arrangement described below was entered into during an open insider trading window and was in compliance with our insider trading policies and procedures. Actual sale transactions will be disclosed publicly in filings with the SEC in accordance with applicable securities laws, rules, and regulations.

		Trading Arrangements
Name and Title	Actions	Date Adopted	Rule 10b5-1	Total Shares to be Sold	Expiration Date
Kenneth Mainardis, Senior Vice President, Editorial	Adopted	5/15/2024	X	(1)	12/11/2025

1 This plan provides for the sale of up to 137,998 shares, as well as the sale of up to 1,296,146 shares upon exercise of outstanding options.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Getty Images Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on July 18, 2024)
3.2	Amended and Restated By-Laws of Getty Images Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on July 18, 2024)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________________________
* Filed herewith.
** Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on August 9, 2024.

GETTY IMAGES HOLDINGS, INC.

By:	/s/ Craig Peters
Name:	Craig Peters
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jennifer Leyden
Name:	Jennifer Leyden
Title:	Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Chris Hoel
Name:	Chris Hoel
Title:	Chief Accounting Officer
(Principal Accounting Officer)