Form 10-Q
period 2024-09-30
Getty Images Holdings, Inc.
filed 2024-11-07
CIK 1898496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2024, 411,074,838 shares of Class A common stock, par value $0.0001 per share, of Getty Images Holdings, Inc. were issued and outstanding.

GETTY IMAGES HOLDINGS, INC.
Form 10-Q
For the Quarter Ended September 30, 2024

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$109,873	$136,623
Restricted cash	4,515	4,227
Accounts receivable – net of allowance of $6,911 and $6,526, respectively	136,702	138,730
Prepaid expenses	14,645	15,798
Insurance recovery receivable	45,969	48,615
Taxes receivable	10,411	9,758
Other current assets	13,459	11,253
Total current assets	335,574	365,004
Property and equipment, net	182,801	179,378
Operating lease right-of-use assets	34,845	41,098
Goodwill	1,516,979	1,501,814
Intangible assets, net of accumulated amortization	406,586	403,805
Deferred income taxes, net	69,240	69,400
Other assets	39,023	41,262
Total assets	$2,585,048	$2,601,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$100,208	$102,525
Accrued expenses	45,403	43,653
Income taxes payable	7,388	11,325
Litigation reserves	102,171	98,149
Deferred revenue	171,345	176,349
Total current liabilities	426,515	432,001
Long-term debt, net	1,349,012	1,398,658
Lease liabilities	32,170	39,858
Deferred income taxes, net	21,901	21,580
Uncertain tax positions	22,206	24,772
Other long-term liabilities	1,993	3,462
Total liabilities	1,853,797	1,920,331
Commitments & contingencies (Note 12)

Stockholders’ equity:
Class A common stock, $0.0001 par value: 2.0 billion shares authorized; 411.1 million shares issued and outstanding as of September 30, 2024 and 405.0 million shares issued and outstanding as of December 31, 2023	41	40
Additional paid-in capital	2,010,856	1,983,276
Accumulated deficit	(1,247,908)	(1,263,015)
Accumulated other comprehensive loss	(79,585)	(87,076)
Total Getty Images Holdings, Inc. stockholders’ equity	683,404	633,225
Non-controlling interest	47,847	48,205
Total stockholders’ equity	731,251	681,430
Total liabilities and stockholders’ equity	$2,585,048	$2,601,761

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$240,545	$229,298	$691,963	$690,616

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$64,092	$60,939	$187,445	$187,579
Selling, general and administrative expenses	100,130	97,253	302,306	300,930
Depreciation	14,879	13,786	43,928	40,349
Amortization	590	7,298	1,716	21,765
Loss on litigation	3,199	106,108	8,013	112,549
Recovery of loss on litigation	—	(60,000)	—	(60,000)
Other operating expenses (income) – net	219	(24)	3,627	588
Total operating expenses	183,109	225,360	547,035	603,760
Income from operations	57,436	3,938	144,928	86,856

Other (expense) income, net:
Interest expense	(34,004)	(32,255)	(100,618)	(94,435)
Loss on fair value adjustment for swaps – net	—	(2,322)	(1,459)	(5,047)
Unrealized foreign exchange (loss) gain – net	(28,657)	16,482	(9,796)	2,395
Other non-operating income – net	1,452	1,104	4,147	2,226
Total other expense – net	(61,209)	(16,991)	(107,726)	(94,861)
(Loss) income before income taxes	(3,773)	(13,053)	37,202	(8,005)
Income tax benefit (expense)	1,246	(5,395)	(22,453)	(11,517)

Net (loss) income	(2,527)	(18,448)	14,749	(19,522)
Less:
Net (loss) income attributable to non-controlling interest	(332)	(45)	(358)	248
Net (loss) income attributable to Getty Images Holdings, Inc.	$(2,195)	$(18,403)	$15,107	$(19,770)

Net (loss) income share attributable to Class A Getty Images Holdings, Inc. common stockholders:
Basic	$(0.01)	$(0.05)	$0.04	$(0.05)
Diluted	$(0.01)	$(0.05)	$0.04	$(0.05)

Weighted-average Class A common shares outstanding:
Basic	410,473,104	399,703,684	408,373,567	397,492,201
Diluted	410,473,104	399,703,684	413,276,301	397,492,201
See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(2,527)	$(18,448)	$14,749	$(19,522)
Other comprehensive income (loss):
Net foreign currency translation adjustment gains (losses)	25,893	(13,833)	7,491	(3,036)
Comprehensive income (loss)	23,366	(32,281)	22,240	(22,558)
Less: Comprehensive (loss) gain attributable to non-controlling interest	(332)	(45)	(358)	248
Comprehensive income (loss) attributable to Getty Images Holdings, Inc.	$23,698	$(32,236)	$22,598	$(22,806)
See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Getty Images Holdings, Inc. Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	404,970,787	$40	$1,983,276	$(1,263,015)	$(87,076)	$633,225	$48,205	$681,430
Net income	—	—	—	13,455	—	13,455	132	13,587
Net foreign currency translation adjustment losses in comprehensive income	—	—	—	—	(15,606)	(15,606)	—	(15,606)
Issuance of common stock in connection with equity-based compensation arrangements	2,904,154	1	2,195	—	—	2,196	—	2,196
Common shares withheld for settlement of taxes in connection with equity-based compensation	(570,708)	—	(2,492)	—	—	(2,492)	—	(2,492)
Equity-based compensation activity	—	—	10,030	—	—	10,030	—	10,030
Balance at March 31, 2024	407,304,233	$41	$1,993,009	$(1,249,560)	$(102,682)	$640,808	$48,337	$689,145
Net income (loss)	—	—	—	3,847	—	3,847	(158)	3,689
Net foreign currency translation adjustment losses in comprehensive income	—	—	—	—	(2,796)	(2,796)	—	(2,796)
Issuance of common stock in connection with equity-based compensation arrangements	1,692,292	—	3,061	—	—	3,061	—	3,061
Common shares withheld for settlement of taxes in connection with equity-based compensation	(37,290)	—	(133)	—	—	(133)	—	(133)
Issuance of shares in connection with acquisition	1,189,061	—	4,875	—	—	4,875	—	4,875
Equity-based compensation activity	—	—	4,368	—	—	4,368	—	4,368
Balance at June 30, 2024	410,148,296	$41	$2,005,180	$(1,245,713)	$(105,478)	$654,030	$48,179	$702,209
Net (loss) income	—	—	—	(2,195)	—	(2,195)	(332)	(2,527)
Net foreign currency translation adjustment gains in comprehensive income	—	—	—	—	25,893	25,893	—	25,893
Issuance of common stock in connection with equity-based compensation arrangements	924,657	—	938	—	—	938	—	938
Common shares withheld for settlement of taxes in connection with equity-based compensation	(8,115)	—	(30)	—	—	(30)	—	(30)
Equity-based compensation activity	—	—	4,768	—	—	4,768	—	4,768
Balance at September 30, 2024	411,064,838	$41	$2,010,856	$(1,247,908)	$(79,585)	$683,404	$47,847	$731,251

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Getty Images Holdings, Inc. Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	394,771,254	$39	$1,936,324	$(1,282,354)	$(108,928)	$545,081	$47,967	$593,048
Net income	—	—	—	2,696	—	2,696	507	3,203
Net foreign currency translation adjustment gains in comprehensive income	—	—	—	—	8,380	8,380	—	8,380
Issuance of common stock in connection with equity-based compensation arrangements	2,081,832	—	2,639	—	—	2,639	—	2,639
Equity-based compensation activity	—	—	6,840	—	—	6,840	—	6,840
Balance at March 31, 2023	396,853,086	$39	$1,945,803	$(1,279,658)	$(100,548)	$565,636	$48,474	$614,110
Net loss	—	—	—	(4,063)	—	(4,063)	(214)	(4,277)
Net foreign currency translation adjustment gains in comprehensive income	—	—	—	—	2,417	2,417	—	2,417
Issuance of common stock in connection with equity-based compensation arrangements	2,552,970	1	2,258	—	—	2,259	—	2,259
Common shares withheld for settlement of taxes in connection with equity-based compensation	(579,644)		(2,993)			(2,993)		(2,993)
Equity-based compensation activity	—	—	12,120	—	—	12,120	—	12,120
Balance at June 30, 2023	398,826,412	$40	$1,957,188	$(1,283,721)	$(98,131)	$575,376	$48,260	$623,636
Net loss	—	$—	$—	$(18,403)	$—	$(18,403)	$(45)	$(18,448)
Net foreign currency translation adjustment losses in comprehensive income	—	$—	$—	$—	$(13,833)	$(13,833)	$—	$(13,833)
Issuance of common stock in connection with equity-based compensation arrangements	4,452,618	$—	$8,283	$—	$—	$8,283	$—	$8,283
Common shares withheld for settlement of taxes in connection with equity-based compensation	(592,292)	$—	$(2,614)	$—	$—	$(2,614)	$—	$(2,614)
Equity-based compensation activity	—	$—	$10,473	$—	$—	$10,473	$—	$10,473
Balance at September 30, 2023	402,686,738	$40	$1,973,330	$(1,302,124)	$(111,964)	$559,282	$48,215	$607,497
See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,749	$(19,522)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	43,928	40,349
Amortization	1,716	21,765
Unrealized exchange gains (losses) on foreign denominated debt	4,031	(3,450)
Equity-based compensation	17,454	27,185
Deferred income taxes – net	481	(4,168)
Uncertain tax positions	(2,566)	(5,952)
Non-cash fair value adjustment for swaps - net	1,459	5,047
Amortization of debt issuance costs	1,904	2,965
Non-cash operating lease costs	8,987	5,234
Other	2,342	3,348
Changes in assets and liabilities:
Accounts receivable	760	(1,156)
Accounts payable	(6,136)	2,781
Accrued expenses	6,734	(232)
Insurance recovery receivable	2,646	(60,000)
Litigation reserves	4,022	96,711
Lease liabilities, non-current	(8,972)	(5,645)
Income taxes receivable/payable	(3,860)	(1,382)
Interest payable	(7,330)	(7,068)
Deferred revenue	(5,157)	2,412
Other	1,432	(231)
Net cash provided by operating activities	78,624	98,991

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(42,323)	(41,868)
Acquisition of a business, net of cash acquired	(15,038)	—
Net cash used in investing activities	(57,361)	(41,868)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(2,205)	(1,137)
Prepayment of debt	(55,200)	(47,800)
Proceeds from common stock issuance	6,194	13,181
Cash paid for settlement of employee taxes related to equity-based awards	(2,655)	(5,607)
Cash paid for equity issuance costs	—	(150)
Net cash used in financing activities	(53,866)	(41,513)

Effects of exchange rates fluctuations	6,141	(208)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(26,462)	15,402
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – Beginning of period	140,850	102,394
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – End of period	$114,388	$117,796
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
Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of Getty Images and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 15, 2024 (the “2023 Form 10-K”).
In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for any future period or the entire year.
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Certain prior year amounts have been reclassified to conform to the current year’s presentation. Certain prior year disaggregated revenue amounts have been reclassified to conform to the current year presentation. All intercompany accounts and transactions have been eliminated in consolidation.
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
Allowance for Doubtful Accounts
Accounts receivable – net, are trade receivables net of reserves for allowances for doubtful accounts totaling $6.9 million and $6.5 million as of September 30, 2024 and December 31, 2023, respectively. The Company recorded net bad debt expenses of $0.5 million and $1.0 million for the three months ended September 30, 2024 and 2023, and $1.2 million and $2.0 million for the nine months ended September 30, 2024 and 2023. The allowance for doubtful accounts is calculated based on current expected credit losses, which includes consideration of historical losses, existing economic conditions, and analysis of specific older account balances of customer and delegate accounts. Trade receivables are written off when collection efforts have been exhausted.
Unrealized Foreign Exchange (Loss) Gain – net
The Company recognized foreign exchange loss – net of $28.7 million for the three months ended September 30, 2024 compared with net gains of $16.5 million for the three months ended September 30, 2023, respectively, and a $9.8 million net loss for the nine months ended September 30, 2024 compared with net gains of $2.4 million for the nine months ended September 30, 2023, respectively. These changes are primarily driven by volatility in foreign exchange rates, including fluctuations in the EUR related to our EUR Term Loans in the three months ended September 30, 2024.
Minority Investments without Readily Determinable Fair Value
The carrying amount of the minority investments, which is included within “Other assets” on the condensed consolidated balance sheets was $10.0 million as of both September 30, 2024 and December 31, 2023. The Company uses the measurement alternative for these equity investments, and their carrying value is reported at cost, adjusted for impairments, or any observable price changes in ordinary transactions with identical or similar investments. Revenue related to content consumed by the minority investees was not material during the three and nine months ended September 30, 2024 and 2023.
On a quarterly basis, the Company evaluates the carrying value of its long-term investments for impairment, which includes an assessment of revenue growth, earnings performance, working capital, and general market conditions. As of September 30, 2024, no adjustments to the carrying values of the Company’s long-term investments were identified as a result of this assessment.
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
Note 3 - Acquisition

    On April 1, 2024, the Company entered into a Unit Purchase Agreement with Motorsport Images LLC and Motorsport.com, Inc., to purchase 100% of the outstanding membership interests in Motorsport Images LLC, a Florida limited liability accompany (“Motorsport Images”) for $15.1 million in cash and approximately 1.2 million shares of the Company’s Class A common stock.

The components of the fair value of consideration transferred are as follows (in thousands):

Cash	$15,106
Class A common stock	4,875
Total fair value of consideration considered	$19,981

The transaction was accounted for using the acquisition method of accounting and, accordingly, the results of the acquired business have been included in the Company’s results of operations from the acquisition date. In connection with the acquisition, the Company incurred approximately $1.0 million of transaction costs for the nine months ended September 30, 2024, recorded in “Other operating expenses (income) – net” on the condensed consolidated statements of operations.

Motorsport Images has an extensive library of historic and contemporary motorsports photos and videos covering major racing events worldwide. With the addition of Motorsport Images’ photographic talent and premium motorsport content, this acquisition augments the Company’s customer offering in the motorsport area, bringing a greater depth and breadth of content and services.

The fair value of consideration transferred in this business combination was allocated to the intangible and tangible assets acquired and liabilities assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill. Goodwill is primarily attributed to expected synergies from combining operations. Goodwill recognized for this acquisition was allocated to the Company’s one operating segment and the entire goodwill amount is deductible for U.S. tax purposes.

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

The revenue and operating loss from Motorsport Images included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2024 was not material.

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
Revenue by major product:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Creative	$133,709	$145,211	$410,445	$432,927
Editorial	92,779	79,944	255,827	244,911
Other	14,057	4,143	25,691	12,778
Total Revenue	$240,545	$229,298	$691,963	$690,616
Revenue by region:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
AMER	$139,617	$127,576	$391,983	$390,751
EMEA	75,751	76,333	224,352	221,906
APAC	25,177	25,389	75,628	77,959
Total Revenue	$240,545	$229,298	$691,963	$690,616
The September 30, 2024 deferred revenue balance will be earned as content is downloaded, services are provided, or upon the expiration of subscription-based products, and nearly all is expected to be earned within the next twelve months.
During the nine months ended September 30, 2024, the Company recognized revenue of $133.4 million that had been included in deferred revenue as of January 1, 2024.
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
The Company did not recognize any income or expense during the three months ended September 30, 2024 and incurred a net loss of $2.3 million on the derivative instruments for the three months ended September 30, 2023. The

Company incurred a net loss of $1.5 million and $5.0 million on the derivative instruments for the nine months ended September 30, 2024 and 2023, respectively. The amounts are included in “Loss on fair value adjustment for swaps – net” on the condensed consolidated statements of operations.
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
The following tables summarize the Company’s financial instruments by level in the fair value hierarchy as of September 30, 2024:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (cash equivalents)	$64,613	$—	$—	$64,613

Liabilities:
Term Loans	—	1,039,687	—	1,039,687
Senior Notes	—	300,051	—	300,051
The following tables summarize the Company’s financial instruments by level in the fair value hierarchy as of December 31, 2023:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (cash equivalents)	$57,062	$—	$—	$57,062
Derivative assets: Interest rate swaps	—	1,459	—	1,459

Liabilities:
Term Loans	—	1,104,237	—	1,104,237
Senior Notes	—	302,250	—	302,250
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

Note 7 - Other Assets and Liabilities
The following table summarizes the Company’s other long-term assets:

(In thousands)	As of September 30, 2024	As of December 31, 2023
Long term note receivable from a related party	$24,000	$24,000
Minority and other investments	12,540	12,454
Equity method investment (1)	1,060	2,852
Other	1,423	1,956
	$39,023	$41,262

    (1) During the nine months ended September 30, 2024, a $2.2 million cash dividend was declared and paid by an investee accounted for under the equity method, which reduced the value of the equity method investment.

    The following table summarizes the Company’s accrued expenses:

(In thousands)	As of September 30, 2024	As of December 31, 2023
Accrued compensation and related costs	$23,264	$16,933
Lease liabilities	11,263	9,780
Interest payable	2,611	9,942
Accrued professional fees	6,790	6,045
Other	1,475	953
	$45,403	$43,653
Note 8 - Debt
Debt included the following:

(In thousands)	As of September 30, 2024	As of December 31, 2023
Senior Notes	$300,000	$300,000
USD Term Loans	581,800	637,000
EUR Term Loans (1)	467,611	463,588
Less: issuance costs and discounts amortized to interest expense	(399)	(1,930)
Long-term debt – net	$1,349,012	$1,398,658
(1) The table above converted the EUR Term Loans to USD using currency exchange rates as of those dates.

    The Company made voluntary prepayments of $55.2 million on its outstanding USD term loans during the nine months ended September 30, 2024. The prepayments were made using cash on hand and did not result in any prepayment penalties. The prepayments reduced the principal balance and interest expense on the term loans.
The Company was compliant with all debt covenants and obligations at September 30, 2024 and December 31, 2023.
Note 9 - Equity-based Compensation
Equity Incentive Plan
Under the Getty Images Holdings, Inc. 2022 Equity Incentive Plan (“2022 Plan”), the Company has awarded restricted stock units subject to time-based vesting, performance stock units subject to time-based vesting and achieving future performance criteria, and stock options subject to time-based vesting. The Company granted 3.8 million awards under the 2022 Plan during nine months ended September 30, 2024. Under the 2022 Plan, up to 51.1 million shares of Class A common stock are reserved for issuance, of which 6.1 million are available to be issued as of September 30, 2024.

The Getty Images Holdings, Inc. Earn Out Plan (“Earn Out Plan”) provides for the grant of restricted stock units, which generally vest upon grant. Under the Earn Out Plan, up to 6.0 million shares of Class A common stock are reserved for issuance, of which 21.3 thousand are available to be issued as of September 30, 2024. The Company granted 1.4 million awards under the Earn Out Plan during nine months ended September 30, 2024.

Equity-based compensation expense is recorded in “Selling, general and administrative expenses” in the condensed consolidated statements of operations, net of estimated forfeitures. The Company recognized equity-based compensation - net of estimated forfeitures of $4.8 million and $19.2 million for the three and nine months ended September 30, 2024, respectively. The Company recognized equity-based compensation - net of estimated forfeitures of $10.5 million and $29.4 million for the three and nine months ended September 30, 2023, respectively. The Company capitalized $0.5 million and $1.7 million of equity-based compensation expense associated with the cost of developing internal-use software during the three and nine months ended September 30, 2024, respectively. The Company capitalized $1.3 million and $2.2 million of equity-based compensation expense associated with the cost of developing internal-use software during the three and nine months ended September 30, 2023, respectively.
Note 10 - Earnings per Share
Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of common stock equivalents to the extent they are not anti-dilutive.
Diluted income (loss) per share of Class A common stock adjusts basic loss per share for the potentially dilutive impact of stock options.
The following table sets forth the computation of basic and diluted income (loss) per share of Class A common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Net (loss) income	$(2,527)	$(18,448)	$14,749	$(19,522)
Less:
Net (loss) income attributable to non-controlling interest	(332)	(45)	(358)	248
Net (loss) income attributable to Getty Images Holdings, Inc. - Basic	$(2,195)	$(18,403)	$15,107	$(19,770)

Weighted-average Class A common stock outstanding:
Basic	410,473,104	399,703,684	408,373,567	397,492,201
Effect of dilutive securities	—	—	4,902,734	—
Diluted	410,473,104	399,703,684	413,276,301	397,492,201
Net (loss) income per share of Class A common stock attributable to Getty Images Holdings, Inc. common stockholders:
Basic	$(0.01)	$(0.05)	$0.04	$(0.05)
Diluted	$(0.01)	$(0.05)	$0.04	$(0.05)
As the Company had a net loss for the three months ended September 30, 2024 and the three and nine months ended September 30, 2023, the diluted net loss per share does not include 8.2 million shares and 34.4 million shares of Class A common stock, respectively, in equity-based compensation awards as their effect would have been anti-dilutive.

Note 11 - Income Taxes

The provision for income taxes for interim periods is determined using an estimate of the Company’s annual effective rate as prescribed under ASC 740 “Income Taxes” (“ASC 740”). Any changes to the estimated annual rate are recorded in the interim period in which the changes occur.

The Company recorded an income tax benefit of $1.2 million and an income tax expense of $5.4 million for three months ended September 30, 2024 and 2023, respectively. The decrease in tax expense compared to the prior year is primarily due to changes in pre-tax income (loss).

The Company recorded an income tax expense of $22.5 million and $11.5 million for nine months ended September 30, 2024 and 2023, respectively. The increase in tax expense compared to the prior year is primarily due to changes in pre-tax income (loss) and a release of valuation allowance in the prior year.

The Company’s effective income tax rate is 33.0% and 60.4% for the three and nine months ended September 30, 2024, respectively. The most significant drivers of the difference between the 2024 statutory U.S. federal income tax rate of 21.0% and the Company’s effective tax rate are primarily due to jurisdictions with losses for which no tax benefit can be recognized and foreign withholding tax expense not analogous to pre-tax income.

The Company’s effective income tax rate is (41.3%) and (143.9%) for the three and nine months ended September 30, 2023, respectively. The most significant drivers of the difference between the 2023 statutory U.S. federal income tax rate of 21.0% and the Company’s effective tax rate are primarily due to jurisdictions with losses for which no tax benefit can be recognized and foreign withholding tax expense not analogous to pre-tax income.
Note 12 - Legal Proceedings and Contingencies

The Company previously issued 20,700,000 public warrants, which were governed by a Warrant Agreement, dated August 4, 2020 (the “Warrant Agreement”) and redeemed by the Company in October 2022. The Company has been named as a defendant in two lawsuits filed by former public warrant holders in the United States District Court for the Southern District of New York, related to the Warrant Agreement: Alta Partners, LLC v. Getty Images Holdings, Inc., Case No. 1:22-cv-08916 (filed October 19, 2022), and CRCM Institutional Master Fund (BVI) LTD, et al. v. Getty Images Holdings, Inc., Case No. 1:23-cv-01074 (filed February 8, 2023) (together, the “Initial Warrant Litigation”). Alta Partners, LLC (“Alta”) and the CRCM Institutional Master Fund (BVI), LTD parties (“CRCM” and together with Alta, the “Plaintiffs”) generally alleged that the Company had breached the Warrant Agreement by purportedly refusing to permit warrant holders to exercise the public warrants beginning thirty days after the July 2022 business combination pursuant to which the Company became a public company closed and issue shares of the Company’s common stock in respect of the warrant exercises on the basis of the Company’s Form S-4 registration statement that had been filed and declared effective by the SEC in connection with the business combination, and alternative claims for violations of federal securities laws, including claims under the Securities Act of 1933 and/or the Securities Exchange Act of 1934. The Plaintiffs sought, among other things, an award of money damages measured by the difference between the market price of the Company’s common stock on the purported exercise date less the $11.50 exercise price of the warrant multiplied by the number of public warrants each Plaintiff purported to exercise, or would have sought to exercise, on the exercise date. On February 17, 2023, the Court consolidated the actions for purposes of discovery. The Company filed answers to the complaints, and discovery closed on August 28, 2023. On September 11, 2023, all parties filed cross-motions for summary judgment. On October 27, 2023, the Court issued its decision on the cross-motions for summary judgment and entered judgment in favor of Plaintiffs on their breach of contract claims and, in accordance with Plaintiffs’ calculations, awarded damages in the amount of $36.9 million for Alta with respect to 2,066,371 public warrants that it owned as of the purported exercise date and $51.0 million for CRCM with respect to 3,010,764 public warrants that they owned as of the purported exercise date, plus, in each case, pre-judgment interest of 9% per annum. The Court entered judgment in favor of the Company on all other claims asserted by Plaintiffs including a similar breach of contract claim by Alta with respect to 11,593,149 public warrants that Alta had purchased in the open market after the date on which it had purported to exercise warrants and before the warrants were redeemed by the Company, and for which Alta sought the same per warrant money damages. The Company has appealed the portion of the Court’s judgment in favor of Plaintiffs and intends to continue to defend itself vigorously. Alta has cross-appealed the portion of the Court’s judgment in favor of the Company with respect to the later-acquired public warrants. The appeals have been fully briefed and the Company expects oral argument to occur in the first half of 2025.

The Company has been named as a defendant in ten additional lawsuits by purported former public warrant holders alleging to have owned approximately 2.9 million public warrants in the aggregate (collectively, the “Follow-On Warrant Litigation”). Two of these additional suits were filed in the United States District Court for the Southern District of New York, Daniel Berner v. Getty Images Holdings, Inc., Case No. 1:24-cv-04483-JSR (filed June 11, 2024), and James Lapp v. Getty Images Holdings, Inc., Case No. 1: 24-cv-05129-JSR (filed July 5, 2024) (the “Berner/Lapp Actions”) and are pending before the same Judge that decided the Initial Warrant Litigation. These complaints generally allege breaches of the Warrant Agreement, and Berner has plead an alternative claim for violation of federal securities laws. The Court has entered an order dismissing Berner’s alternative claims for violation of federal securities laws, and the Company has filed answers to the complaints with respect to plaintiffs’ contract claims. The Plaintiffs in the Berner/Lapp Actions have argued that these matters are substantially similar to the Initial Warrant Litigation, and that the decision (including the method for calculating damages, which the Company disputes) reached in the Initial Warrant Litigation should be binding on the Company in the Berner/Lapp Actions. The federal court has consolidated the Berner/Lapp Actions for all pretrial purposes and entered a schedule, which includes a hearing on anticipated motions for summary judgment on December 20, 2024, and a trial in January 2025.

The other eight additional suits since the Initial Warrant Litigation have been filed in the New York State Supreme Court, New York County: CSS, LLC v. Getty Images Holdings, Inc., Index No. 653527/2024 (filed July 12, 2024); Walleye Manager Opportunities LLC et. al. v. Getty Images Holdings, Inc., Index No. 653528/2024 (filed July 12, 2024); Funicular Funds LP v. Getty Images Holdings, Inc., Index No. 653410/2024 (filed July 5, 2024); MPF Broadway Convexity Fund I, LP et. al. v. Getty Images Holdings, Inc., Index No. 653411/2024 (filed July 5, 2024), LMR Multi-Strategy Master Fund Limited et al. v. Getty Images Holdings, Inc., Index No. 654963/2024 (filed September 20, 2024); Jordan Flannery v. Getty Images Holdings, Inc., Index No. 654961/2024 (filed September 20, 2024); Bi-Directional Disequilibrium Fund, L.P. et al. v. Getty Images Holdings, Inc., Index No. 654960/2024 (filed September 20, 2024); and Holland v. Getty Images Holdings, Inc., Index No. 655746/2024 (filed October 29, 2024) (the “NY State Actions”). The NY State Actions generally allege breaches of the Warrant Agreement and seek an award of money damages, and the plaintiffs in these actions could seek, and the courts could award, money damages per warrant that are less than, equal to or greater than the per warrant money damages awarded in the Initial Warrant Litigation. The Company’s response to the complaints filed in the NY State Actions are not yet due, and there is no schedule yet in place for these cases. It is possible that additional purported former warrant holders of the Company could bring additional lawsuits against the Company, its directors or officers, alleging substantially similar claims, or new or different claims relating to the public warrants. The Company intends to defend itself vigorously in the Initial Warrant Litigation, the Follow-on Warrant Litigation and any future actions and is unable to estimate any potential additional loss or range of loss that may result from the ultimate resolution of these matters, which could be material to the Company’s business, financial condition, results of operations and cash flows. For additional information about availability of insurance proceeds to fund potential losses, see Liquidity and Capital Resources within Item 2. - Management’s Discussion and Analysis of Financial Condition Results of Operations.

Getty Images (US), Inc. is a plaintiff in a lawsuit filed in the United States District Court for the District of Delaware against Stability AI, Inc., Stability AI, Ltd. and Stability AI US Services Corp. The case, Getty Images (US), Inc. v. Stability AI, Inc., Case No. 1:23-cv-00135-JHL, arises out of the defendant’s alleged unauthorized reproduction of approximately 12 million in images from Getty Images’ websites, along with the accompanying captions and associated metadata, and use of the copied content in connection with various iterations of Stability AI’s generative artificial intelligence model known as Stable Diffusion. Getty Images (US), Inc. has asserted claims for copyright infringement; falsification of copyright management information; trademark infringement; unfair competition; trademark dilution; and deceptive trade practices. Getty Images (US), Inc. seeks, among other things, monetary damages and injunctive relief. The case was originally filed on February 3, 2023 against Stability AI, Inc., and an Amended Complaint adding Stability AI, Ltd. as a defendant was filed on March 29, 2023. On May 2, 2023, the defendants moved to dismiss or, in the alternative, to transfer the case to the Northern District of California. The defendants’ motion was premised on their contention that Stability AI, Ltd. is not subject to personal jurisdiction in Delaware. Getty Images served jurisdictional discovery requests on Defendants on May 12, 2023, and the parties agreed to extend Getty Images (US), Inc.’s time to respond to the motion to dismiss while the parties engage in discovery relating to the defendants’ activities within Delaware and other states in the U.S. On January 26, 2024, the court dismissed the defendants’ motion to dismiss without prejudice with leave to re-file upon the completion of jurisdictional discovery. Following substantial completion of jurisdictional discovery, Getty Images (US), Inc. filed an unopposed motion for leave to file a Second Amended Complaint, which was granted on July 8, 2024. The Second Amended Complaint added Stability AI US Services Corporation as a third defendant. On July 29, 2024, the defendants filed a renewed motion to dismiss premised on their contention that Stability AI, Ltd. is not subject to personal jurisdiction in Delaware and also filed a motion to transfer the case to the Northern District of California. The motion has been fully briefed and is still pending a decision by the Court. No case schedule has been set.

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

Following the hearing, the Judge issued an order denying Stability’s motion in its entirety and granted costs to Getty Images. The order became final and public in late January 2024. Stability has requested an appeal against that decision. The case schedule has been set for the next stages of the litigation, including disclosures and any additional changes to the parties’ claims or defense. Stability has requested an appeal against that decision. The appeals court denied the request on July 22, 2024. The case schedule has been set for the next stages of the litigation, including disclosures and any additional changes to the parties’ claims or defense. A trial date has been set for late June or early July 2025.

The Company has made certain litigation reserves in respect of the Initial Warrant Litigation, see Item 1. - Financial Statements. Although the Company cannot be certain of the outcome of any litigation or the disposition of any claims, or the amount of damages and exposure, if any, that the Company could incur, the Company does not currently believe that a material loss arising from the final disposition of existing matters is probable. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot determine with certainty the ultimate outcome of any such litigation or proceedings. If the final resolution of any such litigation or proceedings is unfavorable, our financial condition, results of operations and cash flows could be materially affected. Further, in the ordinary course of business, the Company is also subject to periodic threats of lawsuits, investigations and claims. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
In the ordinary course of business, the Company enters into certain types of agreements that contingently require the Company to indemnify counterparties against third-party claims. The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because management does not believe a material liability arising out of such ordinary course contingent indemnification arrangements is probable, no related liabilities were recorded at September 30, 2024 and December 31, 2023.
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

As part of the appeal process in Canada, the Company may be required to pay a portion of the assessment amount, which the Company estimates could be up to $18.1 million in 2024. Such required payment is not an admission that the Company believes it is subject to such taxes. The Company believes it is more likely than not it will prevail on appeal, however, if the CRA were to be successful in the appeal process, the Company estimates the maximum potential outcome could be up to $26.4 million.

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
We qualify as a “smaller reporting company” because the market value of our shares of Class A common stock held by non-affiliates was less than $250 million as of the end of our most recently completed second fiscal quarter. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies.
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
•the legal, social and ethical issues relating to the use of new and evolving technologies, such as Artificial Intelligence and machine learning (collectively, “AI”), including statements regarding AI and innovation momentum;

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
•the risk that any prolonged strike by, or lockout of, one or more of the unions that provide personnel essential to the production of films or television programs, such as the 2023 strike by the writers’ union and the actors’ unions and including its lingering effects, could further impact our entertainment business;
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
Through our content and coverage, Getty Images moves the world—whether the goal is commercial or philanthropic, revenue-generating or society-changing, market-disrupting or headline-driving. Through our staff, our exclusive contributors and partners, and our expertise, data, and research, Getty Images’ content grabs attention, sheds light, represents communities, and reminds us of our history.
Through Getty Images, iStock, and Unsplash, we offer a full range of content solutions to meet the needs of any customer—no matter their size—around the globe, with over 593 million visual assets available through its industry-leading sites. New content and coverage are added daily, with over 11 million new assets added each quarter and over 2.7 billion searches annually. The Company has almost 720,000 purchasing customers, with customers from almost every country in the world with websites in 23 languages bringing the world’s best content to media outlets, advertising agencies, and corporations of all sizes and, increasingly, serving individual creators and prosumers.
In support of its content, Getty Images employs over 110 staff photographers and videographers and distributes the content of over 576,000 contributors and more than 340 premium content partners. Over 81,000 of our contributors are exclusive to the Company, creating content that cannot be found anywhere else. Each year, we cover more than 160,000 global events across news, sport, and entertainment, providing a depth and breadth of coverage that is unmatched. Getty Images also maintains one of the largest and best privately-owned photographic archives in the world, with over 150 million images across geographies, periods, and verticals.
We distribute content and services offerings through three primary product lines:
Creative
Creative is comprised of royalty-free (“RF”) photos, illustrations, vectors, videos, and generative AI-services that are released for commercial use and cover a wide variety of commercial, conceptual, and contemporary subjects, including lifestyle, business, science, health, wellness, beauty, sports, transportation and travel. This content is available for immediate use by a wide range of customers with depth, breadth, and quality, allowing our customers to produce impactful websites, digital media, social media, marketing campaigns, corporate collateral, textbooks, movies, television, and online video content relevant to their target geographies and audiences. We primarily source Creative content from a broad network of professional, semi-professional, and amateur creators, many exclusive to Getty Images. We have a global creative insights team dedicated to providing briefing and art direction to our exclusive contributor community. Creative represents 59.3% and 62.7% of our revenue, of which 55.5% and 51.8%1 is generated through our annual subscription products for the nine months ended September 30, 2024, and 2023, respectively. Annual Subscription products include products and subscriptions for 12 months or longer, Unsplash API, and Custom Content.
Editorial

Editorial is comprised of photos and videos covering the world of entertainment, sports, and news. We combine contemporary coverage of events around the globe with one of the largest privately held archives globally, with access to images from the beginning of photography. We invest in a dedicated editorial team that includes over 110 staff photographers and videographers to generate our own coverage in addition to coverage from our network of content partners. Editorial represents 37.0% and 35.5% of our revenue, of which 52.5% and 55.9% is generated through our annual subscription products for the nine months ended September 30, 2024, and 2023, respectively. Annual Subscription products include subscriptions with a duration of 12 months or longer.
Other
Other represents 3.7% and 1.9% of our revenue for the nine months ended September 30, 2024 and 2023, respectively. This includes music licensing, digital asset management, distribution services, print sales, and data access and/or licensing.
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
For content contributors:
•Access to a marketplace that reaches almost every country in the world, across all customer categories and sizes and generated annual royalties of nearly $220 million for the trailing twelve months ending September 30, 2024.
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

In addition to licensing imagery and video, we generate revenue from custom content solutions, photo and video assignments, music content in some of our subscriptions, print sales, data access and/or licensing and licensing our digital asset management systems to help customers manage their owned and licensed digital content.

    A significant portion of the business has transitioned to a subscription model with strong retention characteristics.

Annual subscriptions now comprise approximately 53% of total revenue for the nine months ended September 30, 2024, and we continue to focus on growing subscription revenue.
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

Impact of Currency Fluctuations
Assets and liabilities for subsidiaries with functional currencies other than the U.S. dollar are recorded in foreign currencies and translated at the exchange rate on the Balance Sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to

“Other comprehensive income (loss)”, as a separate component of stockholder’s equity. The Company recognized net foreign currency translation adjustment gains of $7.5 million during the nine months ended September 30, 2024 and net foreign currency translation adjustment losses of $3.0 million during the nine months ended September 30, 2023.
Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in “Unrealized foreign exchange (loss) gain – net” in the condensed consolidated statements of operations. For the nine months ended September 30, 2024, the Company recognized net unrealized foreign currency transaction losses of $9.8 million. For the nine months ended September 30, 2023, the Company recognized net unrealized foreign currency transaction gains of $2.4 million.

Results of Operations
The following table sets forth our operating results for the periods indicated.

	Three Months Ended September 30,		increase (decrease)		Nine Months Ended September 30,		increase (decrease)
(In thousands, except percentages)	2024	2023	$ change	% change	2024	2023	$ change	% change
Revenue	$240,545	$229,298	$11,247	4.9%	$691,963	$690,616	$1,347	0.2%
Cost of revenue (exclusive of depreciation and amortization)	64,092	60,939	3,153	5.2%	187,445	187,579	(134)	(0.1)%
Selling, general and administrative expenses	100,130	97,253	2,877	3.0%	302,306	300,930	1,376	0.5%
Depreciation	14,879	13,786	1,093	7.9%	43,928	40,349	3,579	8.9%
Amortization	590	7,298	(6,708)	(91.9)%	1,716	21,765	(20,049)	(92.1)%
Loss on litigation	3,199	106,108	(102,909)	(97.0)%	8,013	112,549	(104,536)	(92.9)%
Recovery of loss on litigation	—	(60,000)	60,000	NM	—	(60,000)	60,000	NM
Other operating expenses (income) – net	219	(24)	243	(1012.5)%	3,627	588	3,039	516.8%
Total operating expenses	183,109	225,360	(42,251)	(18.7)%	547,035	603,760	(56,725)	(9.4)%
Income from operations	57,436	3,938	53,498	1358.5%	144,928	86,856	58,072	66.9%
Interest expense	(34,004)	(32,255)	(1,749)	5.4%	(100,618)	(94,435)	(6,183)	6.5%
Loss on fair value adjustment for swaps – net	—	(2,322)	2,322	(100.0)%	(1,459)	(5,047)	3,588	(71.1)%
Unrealized foreign exchange (loss) gain – net	(28,657)	16,482	(45,139)	(273.9)%	(9,796)	2,395	(12,191)	(509.0)%
Other non-operating income – net	1,452	1,104	348	31.5%	4,147	2,226	1,921	86.3%
Total other expense – net	(61,209)	(16,991)	(44,218)	260.2%	(107,726)	(94,861)	(12,865)	13.6%
(Loss) income before income taxes	(3,773)	(13,053)	9,280	(71.1)%	37,202	(8,005)	45,207	(564.7)%
Income tax benefit (expense)	1,246	(5,395)	6,641	(123.1)%	(22,453)	(11,517)	(10,936)	95.0%
Net (loss) income	$(2,527)	$(18,448)	$15,921	(86.3)%	$14,749	$(19,522)	$34,271	(175.6)%
________________________
NM - Not meaningful
Comparison of the Three Months Ended September 30, 2024 and 2023
Revenue by product

(In thousands, except percentages)	Three Months Ended September 30,				increase / (decrease)
	2024	% of revenue	2023	% of revenue	$ change	% change	CN % change
Creative	133,709	55.6%	145,211	63.3%	(11,502)	(7.9)%	(7.4)%
Editorial	92,779	38.6%	79,944	34.9%	12,835	16.1%	16.3%
Other	14,057	5.8%	4,143	1.8%	9,914	239.3%	240.1%
Total revenue	$240,545	100.0%	$229,298	100.0%	$11,247	4.9%	5.4%

    For the three months ended September 30, 2024, total revenue on a reported basis was $240.5 million as compared to $229.3 million for the three months ended September 30, 2023. On a reported basis, revenue increased by 4.9% (5.4% CN) for the three months ended September 30, 2024.

Creative revenue decreased on a reported basis 7.9% (7.4% CN) to $133.7 million for the three months ended September 30, 2024, compared to $145.2 million for the three months ended September 30, 2023. The decrease for the three months ended September 30, 2024 was driven in part by our Creative committed solutions (decreased $5.9 million), which was largely due to decreases in our Premium Access subscriptions, partially offset by increases in our iStock annual subscriptions. The decline in committed solutions resulted from subscriber download patterns, with major events during the quarter skewing downloads more toward Editorial than Creative. Additionally, there were declines in our ALC credit sales and ultra packs, ALC Premium RF and iStock monthly subscriptions (decreased $4.9 million), largely driven by our continued focus on driving customers to our committed solutions.

Editorial revenue increased on a reported basis by $12.8 million, or 16.1%, to $92.8 million, and 16.3% on a currency-neutral basis. The increase was driven by editorial subscriptions (increased $5.2 million), editorial ALC (increased $4.6 million) and editorial assignments (increased $2.9 million). Overall, the increase was spurred by growth in Sport, driven by quadrennial UEFA European Championship soccer tournament and the Paris 2024 Olympics coverage; News, propelled by the U.S. political spend; and finally Entertainment, as the prior year was impacted by the Hollywood strikes. The increase in committed solutions resulted from subscriber download patterns, with major events during the quarter skewing downloads more toward Editorial than Creative.
Other revenue increased on a reported basis by $9.9 million, or 239.3%, to $14.1 million for the three months ended September 30, 2024, compared to $4.1 million for the three months ended September 30, 2023. On a currency-neutral basis, other revenue increased 240.1% compared to the same period in 2023. The increase was primarily driven by data access and/or licensing (increased $9.7 million) related to an expanded 5-year Creative content deal with an existing customer.
Revenue Recognition
The timing of our revenue recognition can be influenced by several factors, including the nature of the contract with the customer, and the Company’s estimates regarding unused content and customer download patterns. These factors can lead to variability in the timing and amount of revenue recognized in a given period. The weakening or strengthening of our reporting currency, the U.S. dollar, during any given period compared to currencies we collect revenues in, most notably, the Euro and British pound, impacts our reported revenues.
Cost of revenue (exclusive of depreciation and amortization)
Cost of revenue for the three months ended September 30, 2024 was $64.1 million compared to $60.9 million in the same prior year period. As a percentage of total revenue, cost of revenue was 26.6% for the three months ended September 30, 2024 and September 30, 2023. Any changes in cost of revenue as a percentage of revenue compared to a prior period is due primarily to revenue mix by product. Generally, cost of revenue rates vary modestly period over period based on changes in revenue mix by product, as royalty rates vary depending on the license model and use of content.
Revenue, less cost of revenue, was $176.5 million for the three months ended September 30, 2024, an increase of $8.1 million or 4.8% compared to $168.4 million for the three months ended September 30, 2023. The increase in revenue, less cost of revenue, was in line with the increase in revenue. Revenue, less cost of revenue, represented 73.4% of total revenue for both the three months ended September 30, 2024 and September 30, 2023.
Selling, general, and administrative expense
Reported SG&A expense increased by $2.9 million or 3.0% (increased 3.4% CN) for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. SG&A fluctuations from the prior period include the following:
•increase of $1.0 million related to travel and entertainment for the three months ended September 30, 2024, primarily driven by higher travel expenses related to the Paris 2024 Olympics coverage.
•increase of $0.8 million related to staff costs for the three months ended September 30, 2024. The increase was driven by bonus expense, commission expense and temporary labor related expenses (increased $6.0 million), which was partially offset by a decrease in equity-based compensation (decreased $4.9 million).
•increase in marketing spend of 6.6% ($0.7 million) for the three months ended September 30, 2024. For the three months ended September 30, 2024, marketing spend as a percentage of sales increased to 4.7% from the three months ended September 30, 2023 ratio of 4.6%, which remains in line with historical trends.

Depreciation expense

Depreciation expense was $14.9 million for the three months ended September 30, 2024, an increase of $1.1 million or 7.9% compared to $13.8 million for the three months ended September 30, 2023. The increase is due to capital investments made that are primarily related to internally software development as we continue to innovate and invest in the design, user experience and performance of our websites.

Amortization expense
For the three months ended September 30, 2024, amortization expense was $0.6 million, which was a decrease of $6.7 million or 91.9% compared to $7.3 million for the three months ended September 30, 2023. The decline was attributed to several of the Company’s intangible assets becoming fully amortized in the prior year.
Loss on litigation
For the three months ended September 30, 2024, the Company recognized loss on litigation of $3.2 million compared to $106.1 million for the three months ended September 30, 2023. The loss on litigation consists of the summary judgement amounts recognized in 2023 related to two lawsuits filed by former public warrant holders, interest on the summary judgment, legal fees, and amortization of fees related to an appeal bond. The Company will continue to see these expenses as we navigate through the appeal of the judgment in the actions captioned by Alta Partners, LLC. V Getty Images Holdings, Inc., Case No. 1:22-cv-08916 and CRCM Institutional Master Fund (BVI) LTD. et al v. Getty Images Holdings, Inc., Case No. 1:23-cv-01074, and incur legal fees related to the additional warrant cases.
Recovery of loss on litigation
For the three months ended September 30, 2023, the Company recognized recovery of loss on litigation of $60.0 million, which represented the limit of the Company’s third-party insurance coverage related to the lawsuits filed by former public warrant holders.
Other operating expenses (income) – net
We recognized insignificant amounts of other operating expense (income), net for the three months ended September 30, 2024 and 2023.
Interest expense

    We recognized interest expense of $34.0 million and $32.3 million for the three months ended September 30, 2024 and September 30, 2023, respectively. Our interest expense primarily consists of interest charges on our outstanding U.S. dollar and Euro term loans (the “Term Loans”), Senior Unsecured Notes (the “Senior Notes”), and our revolving credit facility which remains undrawn, as well as the amortization of original issue discount on our Term Loans and amortization of deferred debt financing fees. The increase in interest expense from the prior year period was primarily due to the maturity of our interest rate swap.
Loss on fair value adjustment for swaps – net
We did not recognize any fair value adjustments for our swaps for the three months ended September 30, 2024, as our interest rate swap matured in February 2024. During the three months ended September 30, 2023 we recognized net losses of $2.3 million for our swaps. The losses were driven by changes in interest rates relative to the rates in our derivatives.
While we have experienced volatility in the fair value adjustments on our derivative instruments, we believe hedging allows us to reduce our exposure to interest rate and foreign currency risks. We will continue to evaluate opportunities to utilize swaps, forwards, and other instruments to mitigate financial risks associated with our business.
Unrealized foreign exchange (loss) gain – net
We recognized foreign exchange losses, net of $28.7 million for the three months ended September 30, 2024, compared to net gains of $16.5 million for the three months ended September 30, 2023. These changes are primarily driven by fluctuations in the EUR related to our EUR Term Loans.
We expect continued volatility in foreign exchange gains and losses each quarter based on fluctuations in exchange rates impacting our foreign currency exposures.
Other non-operating income – net
We recognized other non-operating income, net of $1.5 million and $1.1 million for the three months ended September 30, 2024 and September 30, 2023, respectively. The increase was primarily due to higher interest income, driven by an increase in U.S. interest rates. We expect continued fluctuation in this line item based on market interest rates.

Income taxes
The Company’s income tax expense decreased by $6.6 million to a benefit of $1.2 million for three months ended September 30, 2024, as compared to $5.4 million for the three months ended September 30, 2023. The Company’s effective income tax rate for the three months ended September 30, 2024 is 33.0%, compared to (41.3%) for the three months ended September 30, 2023. The decrease in tax expense compared to prior year is primarily due to changes in pre-tax income (loss).

Comparison of the Nine Months Ended September 30, 2024 and 2023
The following table presents our results of operations for the periods indicated:
Revenue by product

(In thousands, except percentages)	Nine Months Ended September 30,				increase / (decrease)
	2024	% of revenue	2023	% of revenue	$ change	% change	CN % change
Creative	410,445	59.3%	432,927	62.7%	(22,482)	(5.2)%	(4.8)%
Editorial	255,827	37.0%	244,911	35.5%	10,916	4.5%	4.6%
Other	25,691	3.7%	12,778	1.9%	12,913	101.1%	101.4%
Total revenue	$691,963	100.0%	$690,616	100.0%	$1,347	0.2%	0.5%
Certain prior year amounts have been reclassified to conform to the current year presentation.
For the nine months ended September 30, 2024, total revenue on a reported basis was $692.0 million as compared to $690.6 million for the nine months ended September 30, 2023. On a reported basis, revenue increased by 0.2% (0.5% CN) for the nine months ended September 30, 2024.
Creative revenue decreased on a reported basis by 5.2% (4.8% CN) to $410.4 million for the nine months ended September 30, 2024, compared to $432.9 million for the nine months ended September 30, 2023. The decrease for the nine months ended September 30, 2024 was driven by declines in our ALC credit sales and ultra packs, ALC Premium RF and iStock monthly subscriptions (decreased $24.9 million). These declines were largely driven by our continued focus on driving customers to our committed solutions, as well as reduced revenue from Agency customers, which are accounted for entirely within Creative revenue and purchase on mainly an ALC basis. Additionally, within our Creative committed solutions, there were increases in our iStock annual subscriptions (increased $13.4 million) which were partially offset by decreases in our Premium Access subscriptions (decreased $10.6 million).

Editorial revenue increased on a reported basis by 4.5% (4.6% CN) to $255.8 million for the nine months ended September 30, 2024, compared to $244.9 million for the nine months ended September 30, 2023. The increase was driven by editorial subscriptions (increased $4.6 million), editorial assignments (increased $5.6 million) and editorial ALC (increased $1.8 million). Overall, the increase was spurred by double-digit growth in Sport driven by quadrennial UEFA European Championship soccer tournament and the Paris 2024 Olympics coverage.

Other revenue includes music licensing, digital asset management and distribution services, print sales, and data access and/or licensing revenues. Revenue for the nine months ended September 30, 2024 from our Other products increased on a reported basis by 101.1% (101.4% CN). The increase was primarily driven by data access and/or licensing (increased $12.4 million) related to an expanded 5-year Creative content deal with an existing customer.
Revenue Recognition
The timing of our revenue recognition can be influenced by several factors, including the nature of the contract with the customer, and the Company’s estimates regarding unused content and customer download patterns. These factors can lead to variability in the timing and amount of revenue recognized in a given period. The weakening or strengthening of our reporting currency, the U.S. dollar, during any given period compared to currencies we collect revenues in, most notably, the Euro and British pound, impacts our reported revenues.

Cost of revenue (exclusive of depreciation and amortization)
Cost of revenue for the nine months ended September 30, 2024 was $187.4 million compared to $187.6 million in the same prior year period. As a percentage of total revenue, cost of revenue was 27.1% for the nine months September 30, 2024, compared to 27.2% for the nine months ended September 30, 2023. The change in cost of revenue as a percentage of revenue compared to the prior year was due primarily to revenue mix by product. Generally, cost of revenue rates vary modestly period over period based on changes in revenue mix by product, as royalty rates vary depending on the license model and use of content.
Revenue, less cost of revenue, was $504.5 million for the nine months ended September 30, 2024, an increase of $1.5 million or 0.3% compared to $503.0 million for the nine months ended September 30, 2023. The increase in revenue, less cost of revenue, was in line with the increase in revenue. Revenue, less cost of revenue, represented 72.9% of total revenue for the nine months ended September 30, 2024, compared to 72.8% for the nine months ended September 30, 2023.
Selling, general, and administrative expense
Reported SG&A expense increased by $1.4 million or 0.5% (0.6% CN) for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. SG&A fluctuations from the prior period include the following:
•increase of $2.3 million related to staff costs for the nine months ended September 30, 2024. The increase was driven by salaries and wages, bonus and commission expense, fringe benefits, severance and temporary labor related expenses (increased $11.8 million), which was partially offset by a decrease in equity-based compensation (decreased $9.7 million).
•increase of $1.5 million related to travel and entertainment for the nine months ended September 30, 2024, primarily driven by higher travel expenses related to the Paris 2024 Olympics coverage.
•decrease in professional fees of $1.4 million for the nine months ended September 30, 2024, primarily related to legal fees for litigation-related activities.
•decrease in marketing spend of 2.9% ($1.0 million) for the nine months ended September 30, 2024. For the nine months ended September 30, 2024, marketing spend as a percentage of sales decreased to 5.1%, from the nine months ended September 30, 2023 ratio of 5.2%, which remains in line with historical trends.
Depreciation expense
Depreciation expense was $43.9 million for the nine months ended September 30, 2024, an increase of $3.6 million or 8.9% compared to $40.3 million for the nine months ended September 30, 2023. The increase is due to capital investments made that are primarily related to internal software development as we continue to innovate and invest in the design, user experience and performance of our websites.
Amortization expense
For the nine months ended September 30, 2024, amortization expense was $1.7 million, which was a decrease of $20.0 million or 92.1% compared to $21.8 million for the nine months ended September 30, 2023. The decline was attributed to several of the Company’s intangible assets becoming fully amortized in the prior year.
Loss on litigation
For the nine months ended September 30, 2024, the Company recognized loss on litigation of $8.0 million compared to $112.5 million for the nine months ended September 30, 2023. The loss on litigation consists of the summary judgement amounts recognized in 2023 related to two lawsuits filed by former public warrant holders, interest on the summary judgment, legal fees, and amortization of fees related to appeal bond. The Company will continue to see these expenses as we navigate through the appeal of the judgment in the actions captioned by Alta Partners, LLC. V Getty Images Holdings, Inc., Case No. 1:22-cv-08916 and CRCM Institutional Master Fund (BVI) LTD. et al v. Getty Images Holdings, Inc., Case No. 1:23-cv-01074, and incur legal fees related to the additional warrant cases.

Recovery of loss on litigation
For the nine months ended September 30, 2023, the Company recognized recovery of loss on litigation of $60.0 million, which represented the limit of the Company’s third-party insurance coverage related to the lawsuits filed by former public warrant holders.
Other operating expenses (income) – net
Other operating expenses - net was $3.6 million for the nine months ended September 30, 2024, compared to $0.6 million for the nine months ended September 30, 2023. Acquisition costs, settlements of claims, and pre-acquisition Unsplash employment tax obligations drove the increase. We expect other operating expenses to fluctuate from period to period as this line item is heavily influenced by non-recurring events such as claims, settlements, and gains/losses on asset disposals.
Interest expense

    We recognized interest expense of $100.6 million and $94.4 million for the nine months ended September 30, 2024, and September 30, 2023, respectively. Our interest expense primarily consists of interest charges on our outstanding U.S. dollar and Euro term loans (the “Term Loans”), Senior Unsecured Notes (the “Senior Notes”), and our revolving credit facility which remains undrawn, as well as the amortization of original issue discount on our Term Loans and amortization of deferred debt financing fees. The increase in interest expense from the prior year period was primarily due to the maturity of our interest rate swap and the rise in interest rates.
Loss on fair value adjustment for swaps – net
We recognized fair value adjustment net losses for our swaps of $1.5 million for the nine months ended September 30, 2024. During the nine months ended September 30, 2023 we recognized net losses of $5.0 million for our swaps. The losses were driven by changes in interest rates relative to the rates in our derivatives.
While we have experienced volatility in the fair value adjustments on our derivative instruments, we believe hedging allows us to reduce our exposure to interest rate and foreign currency risks. We will continue to evaluate opportunities to utilize swaps, forwards, and other instruments to mitigate financial risks associated with our business.
Unrealized foreign exchange (loss) gain – net
We recognized foreign exchange losses, net of $9.8 million for the nine months ended September 30, 2024, compared to net gains of $2.4 million for the nine months ended September 30, 2023. These changes are driven by volatility in foreign exchange rates, including fluctuations in the EUR related to our EUR Term Loans.
We expect continued volatility in foreign exchange gains and losses each period based on fluctuations in exchange rates impacting our foreign currency exposures.
Other non-operating income – net
We recognized other non-operating income, net of $4.1 million and $2.2 million for the nine ended September 30, 2024, and September 30, 2023, respectively. The increase was primarily due to higher interest income, driven by an increase in U.S. interest rates. We expect continued fluctuation in this line item based on market interest rates.
Income taxes

The Company’s income tax expense increased by $11.0 million to an expense of $22.5 million for nine months ended September 30, 2024, as compared to $11.5 million for the nine months ended September 30, 2023. The Company’s effective income tax rate for the nine months ended September 30, 2024 is 60.4%, compared to (143.9%) for the nine months ended September 30, 2023. The increase in tax expense compared to prior year is primarily due to changes in pre-tax income (loss) and a release of valuation allowance in the prior year.

Liquidity and Capital Resources

Our sources of liquidity are our existing cash and cash equivalents, cash provided by operations and amounts available under our revolving credit facility. As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of $109.9 million and $136.6 million, respectively, and availability under our unused revolving credit facility of $150.0 million, which expires May 4, 2028. For the nine months ended September 30, 2024, we used $55.2 million of cash to prepay a portion of our USD Term Loans. Our principal liquidity needs include debt service and capital expenditures, as well as those required to support working capital, internal growth, and strategic acquisitions and investments. Deferred revenue represents the majority of our current liabilities, which given its nature is not expected to require cash settlement. We also continue to look for the optimal opportunity and market conditions to refinance our debt, including our Term Loans that mature in early 2026.
We expect existing cash and cash equivalents, cash provided by operations, and financing activities to be adequate to fund our operating activities and cash required for investing and financing activities for at least the next 12 months and thereafter for the foreseeable future.
Our liquidity may also be materially and adversely affected by the resolution of pending or future tax audits and legal proceedings. We may be subject to tax liabilities in excess of amounts reserved for liabilities for uncertain tax positions on our condensed consolidated balance sheets. In addition, certain jurisdictions in which we have current open tax audits require taxpayers to pay assessed taxes in advance of contesting, whether by way of litigation or appeal, an adverse determination or assessment by the relevant taxing authority. The amount of any such advance payment depends upon the amount in controversy and may be material, and payment of any such amount could adversely affect our liquidity. A jurisdiction that collects any such advance payment generally will repay such amounts if we ultimately prevail in the related litigation or appeal. See Note 13 - Commitments and Contingencies and Note 20 - Income Taxes in our consolidated financial statements included in our 2023 Form 10-K for additional discussions of our pending tax audits and our uncertain tax positions and risks related thereto. We may also be subject to losses as a result of legal proceedings that may be in excess of amounts of insurance coverage available. In particular, we have insurance coverage of $60.0 million for losses in respect of the Initial Warrant Litigation, the Follow-on Warrant Litigation (each as defined in Note 12 - Legal Proceedings and Contingencies) and any additional litigation that is filed based on related facts or circumstances, including legal fees and expenses. As of September 30, 2024, we had a remaining insurance recovery receivable related thereto of approximately $46.0 million, with related litigation reserves of $102.2 million. The Company has posted an appeal bond in respect of the Initial Warrant Litigation and, to date, no portion of the judgments entered in the Initial Warrant Litigation, which are subject to appeal, has been paid. To the extent not reimbursed by insurance, we expect to fund any payments required for the resolution of pending legal proceedings with our sources of liquidity. See Note 12 - Legal Proceedings and Contingencies herein for additional discussions of the Initial Warrant Litigation and the Follow-On Warrant Litigation.
Our cash flows are as follows:

	Nine Months Ended September 30,		increase (decrease)
(In thousands)	2024	2023	$ change	% change
Net cash provided by operating activities	$78,624	$98,991	$(20,367)	(20.6)%
Net cash used in investing activities	$(57,361)	$(41,868)	$(15,493)	(37.0)%
Net cash used in financing activities	$(53,866)	$(41,513)	$(12,353)	(29.8)%
Effects of exchange rate fluctuations	$6,141	$(208)	$6,349	NM

Operating Activities

    Cash provided by operating activities is primarily comprised of net income, as adjusted for non-cash items, and changes in operating assets and liabilities. Non-cash adjustments consist primarily of depreciation, amortization, unrealized gains and losses on our foreign denominated debt, and equity-based compensation.

    For the nine months ended September 30, 2024 cash provided by operating activities was $78.6 million, as compared to cash provided by operating activities of $99.0 million for the nine months ended September 30, 2023. The decrease in cash provided by operating activities was primarily driven by an increase in cash paid for interest and taxes.

    Investing Activities
The changes in cash flows from investing activities relate to purchases of property and equipment and internal software development as part of our ongoing efforts to innovate in the design, user experience, and performance of our websites. Additionally, on April 1, 2024, the Company acquired Motorsport Images LLC and Motorsport.com, Inc.
For the nine months ended September 30, 2024 and 2023, cash used in investing activities was $57.4 million and $41.9 million, respectively. The increase in cash used for investing activities was driven by the acquisition of Motorsport Images LLC and Motorsport.com, Inc. as we continue to expand our depth and breadth of content and services.
Financing Activities
For the nine months ended September 30, 2024, cash used in financing was $53.9 million, compared to $41.5 million for nine months ended September 30, 2023. Financing activities for the nine months ended September 30, 2024 included debt issuance costs, principal payments on our Term Loans and cash paid for settlement of employee tax related to equity-based awards, partially offset by the proceeds from common stock issuance.

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
Key Performance Indicators
Our KPIs outlined below are the metrics that provide management with the most immediate understanding of the drivers of business performance and our ability to deliver shareholder return, track to financial targets and prioritize customer satisfaction. Our KPIs are reported on a trailing, or last, 12-month basis (“LTM”), which provides a more current view of the Company’s operational performance than year-to-date figures.

KPI comparisons for the last twelve months ended September 30, 2024 reflect Hollywood strike impact.

	Last Twelve Months Ended September 30,
	2024	2023	Increase / (Decrease)
LTM total purchasing customers (thousands)	719	826	(12.9)%
LTM total active annual subscribers (thousands)	298	202	47.7%
LTM paid download volume (millions)[1]	94	95	(0.7)%
LTM annual subscriber revenue retention rate	92.2%	94.5%	-230 bps
Image collection (millions)	563	525	7.2%
Video collection (millions)	31	27	17.2%
LTM video attachment rate	16.4%	13.7%	+270 bps
________________________
1 Excludes downloads from Editorial Subscriptions, Editorial feeds and certain API structured deals, including bulk unlimited deals. Excludes downloads related to an agreement signed with Amazon, as the magnitude of the potential download volume over the deal term could result in significant fluctuations in this metric without corresponding impact to revenue in the same period.

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

Total purchasing customers decreased 12.9% to 719 thousand for the last twelve months ended September 30, 2024, compared to 826 thousand for the twelve months ended September 30, 2023. This decrease can be attributed to lower ALC transaction volume primarily due to both the ongoing shift of our customers to more committed annual subscription products and a still pressured Agency business which purchases nearly entirely on an ALC basis. Importantly, the shift into more committed solutions continues to have a positive impact on annual revenue per purchasing customer, which grew by 14.3% to $1,277 from $1,117 in the comparable LTM period.

Total active annual subscribers

Total active annual subscribers is the count of customers who were on an annual subscription product during the LTM reporting period. This metric provides management and investors with visibility into the rate at which we are growing our annual subscriber base and is highly correlated to the percentage of our revenue that comes from annual subscription products.

Total active annual subscribers increased 47.7% to 298 thousand for the last twelve months ended September 30, 2024 compared to 202 thousand for the twelve months ended September 30, 2023. Expanded e-commerce subscriptions including iStock and Unsplash+ subscriptions primarily drove growth. This reflects our strategic focus on subscription offerings to provide comprehensive content solutions. A significant portion of the annual subscribers were new customers, with many coming from our growth expansion markets across LATAM, APAC, and EMEA, and a substantial number of new subscribers also coming from our Core markets. We have a strong pipeline of new customers as demand for visual content remains strong, while also helping existing customers evolve with their expanding visual narratives.

Paid download volume

Paid download volume is a count of the number of paid downloads by our customers in the reported period. This metric informs both management and investors about the volumes at which customers are engaging with our content over time.

Paid download volume was down 0.7% to 94 million downloads for the last twelve months ended September 30, 2024 compared to 95 million for the last twelve months ended September 30, 2023. We believe that the steady demand in paid download volumes during the last twelve month period that had a myriad of macro-economic challenges, is a strong outcome and signals that our content continues to meet our customers evolving needs.

Annual subscriber revenue retention rate

The annual subscriber revenue retention rate calculates retention of total revenue for customers on annual subscription products, comparing the customer’s total booked revenue (inclusive of spend for annual subscription and non-annual subscription products) in the LTM period to the prior twelve month period. For example, LTM annual subscriber booked revenue (the amount of revenue invoiced to customers) for the period ended September 30, 2024 was 92.2% of revenue from these customers in the period ended September 30, 2023. The revenue retention rate informs management and investors on the degree to which we are maintaining or growing revenue from our annual subscriber base. As we continue to focus on growing subscriptions as percentage of total revenue, revenue retention for these customers is a key driver of the predictability of our financial model with respect to revenue.

    The annual subscriber revenue retention rate decreased to 92.2% for the last twelve months ended September 30, 2024 from 94.5% over the twelve months ended September 30, 2023. The decline was due primarily to both an expected lower revenue retention rate on some of our smaller E-commerce subscribers, and a reduction in incremental ALC revenue due to residual strike impacts across some of our media, broadcast and production customers as the strike impacted the demand for content from those customers.

Image and Video collection

Image and Video collection is a count of the total images and videos in our content library as of the reporting date. Management and investors can view growth in the size, both depth and breadth, of the content library as an indication of our ability to continue to expand our content offering with premium, high quality, contemporary content to meet the evolving needs of our customers. Image and video collections increased as of September 30, 2024 compared to September 30, 2023. Our image collection grew 7.2% to 563 million images as of September 30, 2024 compared to 525 million as of September 30, 2023. Our video collection grew 17.2% to 31 million videos over the same period.

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

The video attachment rate increased to 16.4% for the last twelve months ended September 30, 2024 from 13.7% for the last twelve months ended September 30, 2023. The video attachment rate provides management and investors with an indication of our customers’ level of engagement with our video content offering. Our expansion of video across our subscription products is focused on further increasing the attachment rate over time. The increase in video attachment rates from the LTM period ending September 30, 2024 compared to the period ending September 30, 2023 reflects increased customer awareness of our video offering, improved search and site prominence for video content, and upselling of video into subscriptions.
Currency Neutral Revenue
Currency Neutral revenue changes (expressed as a percentage) exclude the impact of fluctuating foreign currency values pegged to the U.S. dollar between comparative periods by translating all local currencies using the current period exchange rates. We consistently apply this approach to revenue for all countries where the functional currency is not the U.S. dollar. We believe that this presentation provides useful supplemental information regarding changes in our revenue not driven by fluctuations in the value of foreign currencies.

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

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(2,527)	$(18,448)	$14,749	$(19,522)
Add/(less) non-GAAP adjustments:
Depreciation and amortization	15,469	21,084	45,644	62,114
Loss on litigation, net of recovery	3,199	46,108	8,013	52,549
Other operating expense (income) – net	219	(24)	3,627	588
Interest expense	34,004	32,255	100,618	94,435
Fair value adjustments, foreign exchange and other non-operating (income) expense [1]	27,205	(15,264)	7,108	426
Income tax expense	(1,246)	5,395	22,453	11,517
Equity-based compensation expense, net of capitalization	4,306	9,176	17,454	27,185
Adjusted EBITDA	80,629	80,282	219,666	229,292
Capex	12,482	12,416	42,314	41,868
Adjusted EBITDA less capex	68,147	67,866	177,352	187,424
Net (loss) income margin	(1.1)%	(8.0)%	2.1%	(2.8)%
Adjusted EBITDA margin	33.5%	35.0%	31.7%	33.2%
________________________
(1) Fair value adjustments for our swaps, foreign exchange gains (losses) and other insignificant non-operating related expenses (income).
Critical Accounting Policies

A description of our critical accounting policies that involve significant management judgment appears in our 2023 Form 10-K, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and estimates.” Our accounting policies are also described in Note 2 - Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our 2023 Form 10-K and in Note 2 - Summary of Significant Accounting Policies, to our interim condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the period ended September 30, 2024. We believe our most critical accounting policies include revenue recognition, accrued litigation reserves, and accounting for income taxes.

Item 3.    Quantitative and qualitative disclosures about market risk

    On February 19, 2024, the Company’s 5-year interest rate swap with a notional amount of $355.0 million matured. This interest rate swap was used to hedge the variable interest rate risk on a portion of the Company’s outstanding term loan debt. The Company has not entered into any new interest rate hedging arrangements since the swap maturity.

Other than the maturity of the interest rate swap mentioned above, there have been no material changes in our market risk exposures for the quarter ended September 30, 2024, as compared to those discussed in our 2023 Form 10-K.
Item 4.    Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2024. Based

on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2024.
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

Item 5. Other Information

Insider Trading Arrangements and Policies

Other than as described in the table below, during the three months ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K. The trading arrangements described below were entered into in compliance with our insider trading policies and procedures. Actual sale transactions will be disclosed publicly in filings with the SEC in accordance with applicable securities laws, rules, and regulations.

		Trading Arrangements
Name and Title	Action	Date Adopted/Terminated	Rule 10b5-1	Total Shares to be Sold	Expiration Date[1]
Chinh Chu, Director[2]	Adopted	08/14/2024	X	15,060,230	11/2/2025
Mikael Cho, Senior Vice President, CEO-Unsplash	Adopted	07/11/2024[3]	X3	[3]	[3]
Mikael Cho, Senior Vice President, CEO-Unsplash	Adopted	08/27/2024[4]	X	[4]	6/26/2025
Grant Farhall, Senior Vice President, Chief Product Officer	Adopted	09/06/2024[5]	X	185,653	1/5/2025
Kjelti Kellough, Senior Vice President, Secretary and General Counsel	Adopted	08/23/2024[6]	X	[6]	10/23/2025
Jennifer Leyden, Senior Vice President, Chief Financial Officer	Adopted	08/16/2024[7]	X	15,000	6/30/2025
Peter Orlowsky, Senior Vice President, Strategic Development	Terminated	08/19/2024	X	158,061	10/24/2024
Peter Orlowsky, Senior Vice President, Strategic Development	Adopted	08/19/2024[8]	X	[8]	8/28/2025
Michael Teaster, Senior Vice President, Chief of Staff	Terminated	08/15/2024	X	185,000	10/24/2024
Michael Teaster, Senior Vice President, Chief of Staff	Adopted	08/15/2024[9]	X	[9]	5/29/2025
Elizabeth Vaughan, Senior Vice President, Chief People Officer	Adopted	08/13/2024[10]	X	[10]	12/19/2025

1 Each plan terminates on the earlier of: (i) the expiration date listed in the table above, (ii) the first date on which all trades set forth in the plan have been executed, or (iii) such date the plan is otherwise terminated according to its terms.
2 Mr. Chu is a current member of the Company’s Board. Mr. Chu currently holds his Getty Images’ securities through CC Capital SP, LP (“CC Capital”) and CC NB Sponsor 2 Holdings LLC, a wholly owned subsidiary of CC Capital (“CC NB Sponsor”). CC Capital and CC NB Sponsor are controlled by Mr. Chu. The 10b5-1 plan was adopted on the date set forth in the table and has an effective date of November 2, 2024.
3 On July 11, 2024, Mr. Cho received an award of performance restricted stock units (“PRSUs”) subject to mandatory Rule 10b5-1 trading arrangement for “sell-to-cover” transactions (the “sell-to-cover 10b5-1 arrangement”). The PRSU award is based on the achievement of Company performance goals, and provides for the non-discretionary, automatic sale of shares of Class A Common stock that would otherwise be issuable on each settlement date of a covered PRSU in an amount sufficient to satisfy the applicable tax withholding obligation. The number of shares of Class A common stock that will be sold to satisfy applicable tax withholding obligations upon vesting will vary depending on whether vesting conditions are satisfied and the market price of our Class A common stock at the time of settlement. The expiration date of the 10b5-1 sell-to-cover trading arrangement is the final settlement of any covered PRSUs.
4 The plan provides for the sale of up to 43,975 shares of Class A common stock plus the sale of the net shares of Class A common stock that Mr. Cho will receive from the vesting and settlement of up to 30,936 outstanding restricted stock units and 41,666 PRSUs granted prior to the adoption of his current Rule 10b5-1 plan until the plan’s end date on June 26, 2025. Mr. Cho’s 10b5-1 plan was adopted on the date set forth in the table and has an effective date of November 26, 2024.
5 Mr. Farhall’s 10b5-1 plan was adopted on the date set forth in the table and has an effective date of December 20, 2024.
6 The plan provides for the sale of up to 300,000 shares of Class A common stock upon the upon exercise of outstanding options. Ms. Kellough’s 10b5-1 plan was adopted on the date set forth in the table and has an effective date of November 26, 2024.
7 Ms. Leyden’s 10b5-1 plan was adopted on the date set forth in the table and has an effective date of January 2, 2025.
8 The plan provides for the sale of up to 125,579 shares of Class A common stock upon exercise of outstanding options, plus the sale of up to 100,000 shares of Class A common stock. Mr. Orlowsky’s 10b5-1 plan was modified on the date set forth in the table above and has an effective date of November 18, 2024.
9 This plan provides for the sale of up to 802,000 shares of Class A common stock upon exercise of outstanding options, plus the sale of up to 160,000 shares of Class A common stock. Mr. Teaster’s 10b5-1 plan was modified on the date set forth in the table and has an effective date of November 15, 2024.
10 The plan provides for the sale of up to 300,000 shares of Class A common stock upon the exercise of outstanding options. Ms. Vaughan’s 10b5-1 plan was adopted on the date set forth in the table and has an effective date of January 2, 2025.
Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Getty Images Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on June 18, 2024)
3.2	Amended and Restated By-Laws of Getty Images Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on June 18, 2024)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________________________
* Filed herewith.
** Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on November 7, 2024.

GETTY IMAGES HOLDINGS, INC.

By:	/s/ Craig Peters
Name:	Craig Peters
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jennifer Leyden
Name:	Jennifer Leyden
Title:	Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Chris Hoel
Name:	Chris Hoel
Title:	Chief Accounting Officer
(Principal Accounting Officer)