Form 10-Q/A
period 2024-09-30
Getty Images Holdings, Inc.
filed 2024-11-08
CIK 1898496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

(Amendment 1)
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

Explanatory Note

This Form 10-Q is being amended to correct a typographical error in Management’s Discussion and Analysis of Financial Condition Results of Operations. No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

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
Our liquidity may also be materially and adversely affected by the resolution of pending or future tax audits and legal proceedings. If our sources of liquidity are insufficient to satisfy our obligations with respect to such proceedings, we may need to seek additional liquidity, including through accessing the capital markets, which may not be available on favorable terms or at all.
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