Form 10-Q/A
period 2024-09-30
Getty Images Holdings, Inc.
filed 2024-11-12
CIK 1898496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 2)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 2 is to provide the certification exhibits inadvertently omitted from Amendment No. 1 to the Company's September 30, 2024 Quarterly Report on Form 10-Q.

This Amendment No. 2 consists solely of the preceding cover page, this explanatory note, the list of exhibits filed or furnished with this Amendment No. 2, the signature page and the certifications filed or furnished as Exhibits 31.1(a), 31.2(a), 32.1(a) and 32.2(a).

Except as described above, this Amendment No. 2 does not reflect events occurring after the date of the filing of the Original Form 10-Q or Amendment No. 1 or modify or update any of the other disclosures contained therein in any way. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Form 10-Q and Amendment No. 1 and the Company’s other filings with the SEC.

Item 6. Exhibits

Exhibit Number	Description
31.1(a)*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(a)*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(a)**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(a)**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	iXBRL (Inline Extensible Business Reporting Language)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________________________
* Filed herewith.
** Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on November 8, 2024.

GETTY IMAGES HOLDINGS, INC.

By:	/s/ Craig Peters
Name:	Craig Peters
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jennifer Leyden
Name:	Jennifer Leyden
Title:	Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Chris Hoel
Name:	Chris Hoel
Title:	Chief Accounting Officer
(Principal Accounting Officer)