Form 10-K
period 2024-12-31
Getty Images Holdings, Inc.
filed 2025-03-17
CIK 1898496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of Getty Images Holdings, Inc. on June 30, 2024, based on the closing price of $3.26 for shares of Class A common stock of Getty Images Holdings, Inc. as reported by the New York Stock Exchange on June 30, 2024, was approximately $134,883,569.28. For purposes of this calculation, shares of Class A common stock beneficially owned by each executive officer, director, and holders of 5% or more of our Class A common stock have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 12, 2025, 412,567,845 shares of Class A common stock, par value $0.0001 per share of Getty Images Holdings, Inc. were issued and outstanding.

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
•the inability to expand our operations into new products, services and technologies and to increase customer and supplier awareness of our new and emerging products and services, including with respect to our AI initiatives;
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

•the impact of worldwide and regional political, military or economic conditions, including declines in foreign currencies in relation to the value of the U.S. dollar, hyperinflation, higher interest rates, trade wars and restrictions, devaluation, the impact of recent bank failures on the marketplace and the ability to access credit and significant political or civil disturbances in international markets where we conduct business;
•the risk that claims, judgements, lawsuits and other proceedings that have been, or may be, instituted against us or our predecessors, including pending lawsuits brought against us by former warrant holders, could adversely affect our business;
•the inability to maintain the listing of our Class A common stock on the New York Stock Exchange;
•volatility in our stock price and in the liquidity of the trading market for our Class A common stock;
•the impact of any widespread outbreak of an illness, pandemic or other local or global health issue, natural disasters, or climate change;
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
•the risks associated with being an “emerging growth company” and “smaller reporting company” within the meaning of the U.S. securities laws;
•risks associated with our reliance on information technology in critical areas of our operations;
•our inability to pay dividends for the foreseeable future;
•the risks associated with additional issuances of Class A common stock without stockholder approval;
•risks related to our proposed merger with Shutterstock, Inc. (“Shutterstock”);
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

PART I
Item 1.    Business.
The Company
Getty Images Holdings, Inc. is a Delaware corporation with its corporate headquarters located at 605 5th Ave S., Suite 400, Seattle, Washington 98104, telephone number (206) 925-5000, internet website address www.gettyimages.com. Our internet website and content contained therein or connected thereto are not incorporated by reference into this Annual Report. References to “Getty Images,” the “Company,” “we,” “our” and “us” and similar terms mean Getty Images Holdings, Inc. and its subsidiaries following the completion of the Business Combination (as defined below), unless the context otherwise requires.
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
Business Overview

Getty Images was founded in 1995, with the core mission of bringing the world’s best creative and editorial visual content solutions to our customers to engage their audiences. We have developed market enhancements across e-commerce, content subscriptions, user-generated content, diverse and inclusive content, and proprietary research alongside investment in our technology platform (which includes generative AI-services designed to be commercially safe, natural language processing, and AI based integrated APIs) to become a global, trusted industry leader in the visual content space. On January 6, 2025, Getty Images entered into an Agreement and Plan of Merger to combine in a merger-of-equals transaction with Shutterstock. See “Item 7 – Management’s Discussion and Analysis of Financial and Results of Operations – Merger Agreement with Shutterstock”.

Product Offerings
Our comprehensive product offering is designed to address the full spectrum of customers’ visual content needs.

Target Customer	Enterprises	SMBs	SMBs, Prosumers, Pro & Semipro Content Creators
Asset Type	Premium Creative & Editorial (Stills, Music, Video, and Generative AI)	Budget-Conscious Stills, Video, and Generative AI	Free & Low-Cost Creative Stills
Asset Rights	Uncapped Indemnification and Rights Customized to Customer Needs	Capped Indemnification With Option for More Protection	Capped / No Indemnification
Go-to-Market	Premium Account Management & Dedicated Support	Primarily E-Commerce and Online Service	Primarily E-Commerce and Online Service
Plans and Pricing	A La Carte, Subscriptions and Custom Assignments	A La Carte and Subscriptions	Free (Ads), Subscriptions, Ad-supported and Paid API Integrations

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
•Unsplash is a widely accessed, creative stills offering serving the fast-growing and broad-based creator economy ranging from prosumers and semi-professional creators to full time creative professionals working at corporations and agencies. Customers can purchase an unlimited subscription, which includes premium content that has specific legal protections, or download from the millions of free images.
•In addition to our websites, customers and partners can access and integrate our content, metadata, and search capabilities into their workflows via our APIs, such as through Canva, and through a range of mobile apps and plugins, including Adobe Creative Cloud, WordPress, and other publishing and workflow platforms.
•In recent years, we have shifted revenues toward subscription products including annual subscription products to drive revenue growth and durability. As of December 31, 2024, annual subscriptions represented more than half of total revenue. We offer a complete range of subscription products on our Getty Images, iStock and Unsplash websites. Our Premium Access subscription offers all of Getty Images’ Creative and Editorial image and video content and music in one subscription. We similarly continue to see more subscription adoption in e-commerce through our iStock subscription, which includes images video and music, and Unsplash+, which is an unlimited image-only subscription. In all cases, our annual subscriptions provide greater customer and revenue visibility and upside through expanded consumption and ongoing cross-sell and upsell opportunities via our dedicated Customer Success team.
Content & Services
While we go to market through our Getty Images, iStock, and Unsplash brands, we categorize our content and services into three categories — Creative, Editorial and Other.
•Creative: Creative is comprised of royalty-free (“RF”) photos, illustrations, vectors, videos, and generative AI-services that are released for commercial use and cover a wide variety of commercial, conceptual, and contemporary subjects, including lifestyle, business, science, health, wellness, beauty, sports, transportation and travel. This content is available for immediate use by a wide range of customers with depth, breadth, and quality, allowing our customers to produce impactful websites, digital media, social media, marketing campaigns, corporate collateral, textbooks, movies, television and online video content relevant to their target geographies and audiences. We primarily source Creative content from a broad network of professional, semi-professional, and amateur creators, many exclusive to Getty Images. We have a global creative insights team dedicated to providing briefing and art direction to our exclusive contributor community. Creative represents 58.9%, 63.1% and 63.2% of our revenue of which 56.0%, 52.2%1 and 46.5%1 is generated through our annual subscription products, for the years ended December 31, 2024, 2023 and 2022, respectively. Annual Subscription products include products and subscriptions with a duration of 12 months or longer, Unsplash API, and Custom Content.
•Editorial: Editorial is comprised of photos and videos covering the world of entertainment, sports and news. We combine contemporary coverage of events around the globe with one of the largest privately held archives globally with access to images spanning all the way back to the beginning of photography. We invest in a dedicated editorial team which includes 110 staff photographers and videographers to generate our own coverage in addition to coverage from our network of content partners. Editorial represents 36.8%, 35.0% and 35.2% of our revenue, of which 53.7%, 53.3% and 52.1% is generated through our annual subscription products, for the years ended December 31, 2024, 2023 and 2022, respectively. Annual Subscription products include subscriptions with a duration of 12 months or longer.
•Other: Other represents 4.3%, 1.9%, and 1.6% of our revenue for the years ended December 31, 2024, 2023, and 2022, respectively. This includes music licensing, digital asset management, distribution services, print sales, and data access and/or licensing.
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
Comprehensive Premium Product Offering
Our differentiated, authentic and high-quality content offering is generated through:
•A growing base of more than 583,000 contributors, of which over 81,000 are exclusive to Getty Images.
•Over 75 exclusive editorial content partners, such as AFP, Disney, Globo, ITN, Bloomberg, BBC Studios, CBS, The Boston Globe, Fairfax Media, NBC News Archives and Sky News, who rely upon Getty Images to manage and license their content and Formula One, NBA, NHL, MLB, NASCAR, FIFA and International Olympic Committee, who, in addition to distributing content from their events through Getty Images, grant us unique commercial rights with event and content access.
•Nearly 400 dedicated staff content experts across creative and editorial who guide and contribute to the creation of over 11 million new visual assets per quarter and have been recognized with more than 1,500 major industry awards including the 2022 Pulitzer Prize for Breaking News Photography, World Press Photo, Picture of the Year International, Sony World Photography Awards, White House Photographer of the Year, The Lucie Awards, Visa d’Or, Ville de Perpignan Remi Ochlik, UK Picture Guild Awards, Press Photographer of the Year, Sports Photographer of the Year and Creative Review Photography Annual.
•A unique comprehensive visual archival collection covering a broad range of geographies, time periods and content categories such as news, sport, celebrity, music and fashion.
Collectively, these represent a growing library of over 604 million total assets that delivers unmatched depth, breadth, and quality to meet the expanding needs of our growing customer base. For more information, see “—Our Content Contributors” below.
Customers
Our customers are in the categories of corporate, agency and media. For the year ended December 31, 2024, corporations, media, and agency customers contributed approximately 56%, 29%, and 15%, of revenue, respectively. Through our brands Getty Images, iStock and Unsplash, we reach customers from the largest enterprises to the smallest businesses and individual creators. In addition, we maintain deep integrations with internet platforms, ensuring broad access to our content across the creative economy.
Getty Images is privileged to work with the world’s leading companies every day. In 2024 and 2023, over 80% of our booked revenues were from customers that have a tenure of 10 years or more. In addition to maintaining strong revenue from highly tenured customers, we added more than 385,000 new customers during the year ended December 31, 2024.
We also have strong revenue diversification. For the year ended December 31, 2024, our top ten customers contributed less than 7% of our booked revenue.
Proprietary Platform & Infrastructure
The Getty Images and iStock websites and related systems are on a unified, global, cloud-based platform. We source and store our content on a common, scalable, and proprietary rights and content management system that supports all content types and categories. This platform enables customers to search, select, license, and download content from our websites and supports our centralized sales order processing, customer database management, finance, and accounting. We believe that our unified platform allows for resource efficiency and its scalability, reliability and flexibility allow us to service customers in any geography, handle a variety of visual content and address changing customer demands. From this unified platform, we benefit from a comprehensive view into customer behavior and needs, which allows us to effectively evolve our content offering, services and proprietary search algorithms to deliver the unique insights to our customers. We operate multiple websites which are available on a global basis, maintained in 23 different languages, localized for their respective markets, and which provide for e-commerce transactions in 34 local currencies.

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
Marketing

Since 2019, we have improved our marketing efficiency, which has driven acceleration in our new customer growth, with new customers per million Dollars of digital marketing spend increasing by more than 30% in 2024 when compared to 2019, driven by marketing efficiency which helps drive new customer acquisition. We shifted our marketing mix to take advantage of free website traffic through affiliate partnerships, expanded our geographic investment, invested in search engine optimization, and implemented a rigorous data-driven e-commerce business. These steps have improved our marketing returns, resulting in decreased customer acquisition cost (since 2019 down by over 20% to $133 in 2024) and improved revenue opportunity and customer lifetime value.
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
•Continued to deleverage our balance sheet, including the principal payment in August 2022 of $300 million and further voluntary payments totaling $57.8 million in 2024 under our Credit Facility, and recently refinanced our Term Loans in the first quarter of 2025. Please refer to “Note 23 — Subsequent Events” in our consolidated financial statements for more discussion on our debt refinance.
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
Accelerate our penetration across high-growth geographies: We are focused on deepening our international reach by investing in digital marketing, search engine optimization and further localization of our services, offerings and content in geographies where we are underpenetrated. We believe we are well-positioned from a brand, content, and product perspective across 23 languages and 34 currencies to capture an increased share of these attractive, underpenetrated market opportunities.
Continued emphasis on subscription offerings: Annual subscription revenues now comprise more than half our total revenue, and we expect to further increase penetration over time through an emphasis on our e-commerce offerings and continued growth of our larger subscription offerings.
Annual Subscription Revenue 1

~44%
~46%
~53%
~53%
~54%
~60%
FY19A
FY21A
FY23A
FY23A
FY24A
Long Term Potential

1Represents annual subscription product revenue as a percentage of total revenue (excluding certain retired products).
Continue to grow video consumption: The video attachment rate, a measure of the percentage of total paid customer downloaders who are video downloaders, increased to 16.5% for the year ended December 31, 2024 from 14.1% for the year ended December 31, 2023. However, approximately 30% of Getty Images and 14% of iStock customers purchase video. We expect more customers to use video in the future, which we believe creates a stickier customer that potentially consumes and spends more on our platform.
Video Attachment Rate 1

9.2%
10.3%
10.9%
12.1%
13.1%
14.1%
16.5%
FY18A
FY19A
FY20A
FY21A
FY22A
FY23A
FY24A

1Attachment is calculated as % of downloaders who downloaded video from all offerings (inclusion of subscription and non-subscription products).
Increase wallet share within existing customer base: We expect to increase wallet share with existing customers by upselling into larger subscription products with increased download caps and including video. Additionally, we can cross sell into products such as Generative AI, Custom Content, music, and Media Manager, our digital asset management product. These offerings drive significant increases in Average Annual Revenue per User (“ARPU”) from our customers and can drive high customer retention.
Monetize and expand reach into growing long-tail creator economy: We believe our acquisition of Unsplash has strengthened our position in the rapidly growing “creative long-tail” economy. Unsplash attracts more than 16 million visitors per month and has over 27,000 API integrations. Traffic has grown significantly in the last three years, with monthly image downloads averaging more than 96 million, which we believe reflects the significant opportunity across the “long tail” creator economy. In addition to growing the existing advertising revenue streams, we are monetizing existing API integrations through licensing fees and Unsplash+, an unlimited subscription that launched October 2022, that includes premium content (with corresponding license protections) to Unsplash users.

Opportunities for AI, data and insights: We have partnered with leading AI innovators such as NVIDIA, Bria AI and Runway, to develop generative AI models that are designed to deliver commercially safe image and video generation and editing services. As part of these efforts, in 2023 we launched Generative AI by Getty Images and in early 2024 Generative AI by iStock, which are designed to be commercially-safe AI text to image generation services, available on gettyimages.com and istock.com. We have and will continue to leverage Artificial Intelligence and Machine Learning capabilities to improve the relevance and effectiveness of our imagery, our search efficiency and enable image editing. We are continuously investing to bring unique capabilities and insights to increase customer stickiness and to drive new revenue streams. Getty Images also licenses the use of its visual assets and associated metadata to customers in connection with the development of artificial intelligence and machine learning tools.
Pursue accretive and strategic acquisitions: We have a successful track record of executing and integrating acquisitions. We have been able to leverage our content, brands, and large customer base to enter related, but adjacent markets to achieve efficiencies and accelerate growth.
Our Content Contributors
The content we license to our customers is sourced from more than 583,000 photographers, videographers, illustrators, and image partners from almost every country in the world. We do not rely on any single individual or group of suppliers to meet our content supply needs. Content sourced from any single content supplier accounted for no more than 3% of revenue in the year ended December 31, 2024. As of December 31, 2024, we owned or licensed more than 604 million images and videos.

We have 110 staff photographers and videographers and over 81,000 exclusive contributors, which includes premium content partners. These exclusive relationships allow for transparent information and the sharing of research and insights with contributors. Nearly 70% of our revenue was generated from exclusive content during 2024 highlighting customer demand for high quality, differentiated content in a world with nearly infinite visual content. For the year ended December 31, 2024, we paid nearly 220 million in royalties to our content contributors, which includes content partners.
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
Staff and Freelance photographers/videographers
We have 110 full-time staff photographers and videographers, who supply Editorial photos and video content across news, sports, and entertainment. These staff professionals are award-winning experts in their fields and are employed by Getty Images. For most staff-produced content, we pay very limited, if any, royalties. We also utilize our global network of freelance photographers to cover events. In many cases, we own the resulting copyright and pay no royalties as these photographers are paid a set rate to shoot the event.
Archive
Getty Images maintains one of the largest and best privately-owned photographic archives in the world with over 150 million images across geographies, time periods and verticals. Additionally, we exclusively represent and maintain unique archives such as Hulton, Bettman, Sygma and Gamma. These key collections often hold historical significance and are irreplaceable. We believe they are a key differentiator versus competitors.
Competition
The market for digital content and related services is highly competitive and rapidly evolving. Our current and potential domestic and international competitors range from large established companies to emerging start-ups across different industries. Our competitors include: online marketplaces and traditional stock content suppliers of current and archival creative and editorial imagery and stock video; specialized visual content companies in specific geographic regions; providers of free images, music and video and related tools; websites specializing in image search, recognition, discovery and consumption; websites that host and store images, art and other related products; those providers of visual content creation and editing tools that include integrated stock content in their product or software as a service offering; providers of cloud-based digital asset management tools; social networking and social media services; generative AI-services; and freelancers, commissioned photographers and photography agencies. There are also a very large number of small stock photography and video agencies, image content aggregators and individual photographers throughout the world with whom we compete. We also compete for content contributors on the basis of several similar factors including ease and speed of the upload and content review process; the volume of customers who license their submitted content; contributor commission models and practices; the degree to which contributors are protected from legal risk; brand recognition and reputation; the effective use of technology; the global nature of our interfaces; and customer service. Additionally, we compete with in-house or self-created content. We believe our principal competitors for creative content include bundled offerings (e.g., Canva, Adobe), pre-shot digital content providers (e.g., Shutterstock, 123RF, Dreamstime and AdobeStock), freelancer networks (e.g., Fiverr) and GenAI (e.g. Midjourney, Dall-E, Stable Diffusion) and our principal competitors for editorial content include the Associated Press and Reuters.

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
Human Capital
Our Culture and Values
At the core of our business is a mission to move the world. We pursue our mission through our images, videos, and illustrations, which seek to inform, drive debate, entertain, inspire, and challenge biases.
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
Employees
As of December 31, 2024, we had almost 1,700 employees, of which approximately 61% were located in the Americas region, approximately 31% in the Europe, Middle East and Africa (“EMEA”) region, and the remainder in the Asia-Pacific region. Some of our employees in Brazil, Germany, France and Spain are subject to collective bargaining agreements that set minimum salaries, benefits, working conditions and/or termination requirements. We consider our employee relations to be good. See “Item 1A. Risk Factors—The loss of key personnel, an inability to attract and retain additional personnel or difficulties in the integration of new members of our management team into our Company could affect our ability to successfully grow our business.”
Diversity and Inclusion
Our vision for our culture is one that enables individuals to come to work as themselves, be treated with respect and be given equal opportunities, and will ensure their perspectives and experiences are included in our decision making.
We are committed to building a community and environment in which all can thrive. How we hire, develop, and compensate at all levels and in all departments, including our global network of content creators, must be free from bias.
We are committed to supporting our employees, where all experiences and backgrounds are respected and where everyone comes together to produce amazing imagery, support our customers and impact the world. We are committed to eradicating and dismantling barriers that prevent individuals from being seen, heard, valued and respected for their full authentic selves.
We are committed to a work environment that is a safe and inclusive space for all individuals. We are committed to open dialogue and provide resources and training in support of our collective learning journey. We are committed to providing authentic and positive depiction across all communities.
Employee Opportunity
Our more than 1,700 employees come from more than 32 countries, and include working parents, military spouses and veterans. They bring a wide berth of perspectives and experiences to drive our mission.
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
•The Florida Digital Bill of Rights (“FDBR”), which regulates how we can collect and process the personal data of Florida residents.
•The Montana Consumer Data Privacy Act (“MTCDPA”), which regulates how we can collect and process the personal data of Montana residents.
•The Oregon Consumer Privacy Act (“OCPA”), which regulates how we can collect and process the personal data of Oregon residents.
•The Texas Data Privacy and Security Act (“TDPSA”), which regulates how we can collect and process the personal data of Texas residents.
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
•The E.U. AI Act, and the laws, rules and regulations directly relating to the use of AI or extending the application of existing laws, rules and regulations to AI systems and outputs adopted by U.S. states, including Colorado and California.

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
Copies of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 may also be obtained by stockholders without charge upon written request to: Getty Images Holdings, Inc., 605 5th Ave S., Suite 400, Seattle, Washington 98104, ATTN: Investor Relations.
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
◦Potential for goodwill or other intangible asset impairment charges;
◦Our inability to obtain additional capital on commercially reasonable terms;
◦Our incurrence of debt, including related interest rate volatility and rising interest costs, which could have a negative impact on our financing options and liquidity position;
◦The impact of worldwide economic, political and social conditions on our business;
•Risks Related to Personnel
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
◦Complaints, judgments or litigation that may adversely affect our business and reputation;
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
◦Additional issuances of shares of Class A common stock or other equity securities without shareholder approval;
•Risks Related to the Proposed Merger (the “Merger”) with Shutterstock
◦Our inability to complete the Merger, or to complete the Merger in a timely manner, including as a result of the failure to obtain required regulatory approvals or the failure to satisfy the other conditions to the consummation of the Merger could negatively affect our business, financial condition and results of operations;
◦Failure to complete the Merger could trigger the payment of a termination fee, and, whether or not the Merger is consummated, we have incurred and will continue to incur significant costs, fees and expenses relating to professional services and transaction fees;
◦Uncertainties associated with the Merger may cause us to lose key customers or suppliers and make it more difficult to retain and hire key personnel, and the Merger may disrupt our current plans and operations or divert management’s attention from our ongoing business;
◦We will be subject to business uncertainties and contractual restrictions while the Merger is pending.
◦The proposed Merger and the integration of both companies may be more difficult, costly or time-consuming than expected, and we may fail to realize the anticipated benefits of the Merger;
◦The market price of the combined company's common stock following the anticipated closing of the Merger may be affected by factors different from those that historically have affected or currently affect our common stock;
◦We may be unable to retain personnel successfully while the Merger is pending or after the Merger is completed;
◦We may become subject to lawsuits relating to the Merger, which could adversely affect our business, financial condition and operating results;
◦Because the exchange ratio in the Merger Agreement is fixed and because the market price of Shutterstock and our Class A common stock will fluctuate prior to the completion of the Merger, we cannot be sure of the market value of our Class A common stock that will be paid to Shutterstock stockholders as consideration in the Merger; and
◦Our stockholders will have a reduced ownership and voting interest in Getty Images following the merger as compared to their ownership and voting interest in us and will exercise less influence over management.
Operational Risks Related to Our Business
Our business depends in large part on our ability to attract new and retain existing and repeat customers.
More than a majority of our revenue is derived from customers who have licensed content from us in the past. We are also increasingly seeing the mix of revenue shift to committed revenues from annual subscription products. We must ensure that existing customers remain active customers and that we are successful in renewing our committed content agreements, including Premium Access agreements and iStock annual subscriptions. Our future performance largely depends on our ability to attract new and retain existing customers. We employ various customer experience, content, marketing and pricing strategies to incentivize customers to seek and use our content. Our customer experience strategies may be unsuccessful, due to lack of available and desirable content, the depth and breadth of our current and future product offerings, lack of differentiated content, a decline or failure in the quality and accuracy of our search algorithms, the features and functionality of our websites, payment systems and effectiveness of our sales support. As new and emerging platforms and content distribution systems emerge, including but not limited to generative AI generated content and services powered by generative AI, including open-source generative AI, our customers may no longer want to source content from distributors such as us. In addition, our marketing strategies may not attract new customers, our content strategies may not attract relevant content from a suitably diverse network of suppliers and our pricing strategies may discourage purchases. To the extent that we are unable to attract new customers, our costs to acquire and retain customers increase, or our existing customers do not continue to license content from us for these or any other reasons, our results of operations and financial condition could be materially and adversely affected.
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
We compete with a wide array of entities, including large media companies, individual content creators and generative AI technologies. These competitors include:
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
•freelancers;
•creative agencies;
•software as a service solutions that package visual content into creative and design services; and
•products and services powered by generative AI, including open-source generative AI.
Many of our competitors have or may obtain significantly greater financial, marketing or other resources or greater brand awareness than we have. Some of these competitors may be able to respond more quickly to new or expanding technology, such as generative AI technologies, and devote more resources to product development, marketing or content acquisition than we can. Industry consolidation could result in stronger competitors that are better able to compete for customers. This could lead to more variability in results of operations as we compete with larger competitors and could have a material adverse effect on our business, results of operations, and financial condition.
In addition, new competitors may enter our market, including those that rely on generative AI technologies. They and existing competitors could focus investment in creating, sourcing, archiving, indexing, reviewing, searching, purchasing or delivering content more easily or more affordably. The barriers to creating a website platform that allows for the license of digital content are low, especially when considering open-source generative AI that requires minimal resources to produce, which could result in greater competition. New entrants, as well as existing competitors, may raise significant amounts of capital (or leverage relationships with other competitors or investors) and they may choose to prioritize increasing their market share and brand awareness over profitability, including, for example, by investing more in content offerings, marketing or pricing strategies such as delivering AI generated content, offering higher royalties for exclusivity or lowering content prices. Some of these new competitors may also invest in other existing competitors, increasing market pressure on our offerings.
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
As a public company, we are required by the Sarbanes-Oxley Act to establish and maintain corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal control is necessary for us to provide reliable, timely financial reports and prevent fraud.
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
Third parties do and may continue to engage in the scraping of our intellectual property without consent, utilizing this content to train their generative AI models. Such unauthorized use infringes on our intellectual property rights and undermines the value proposition of our licensing business. Despite our efforts to monitor and enforce these rights, the volume of digital content and the sophistication of scraping technologies may limit our ability to fully prevent unauthorized use. We are actively monitoring these developments and exploring strategies to mitigate their impact, including technological solutions to prevent unauthorized scraping and participating in industry and legislative efforts to address the challenges posed by generative AI. However, there is no guarantee that these measures will be fully effective in protecting our interests, and our failure to adapt to these changes could adversely affect our business, financial condition, and operational results.
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
Operating internationally and continuing to expand our business to attract new customers and content suppliers in geographies other than North America and Western Europe is important to our continued success and growth. For each of the years ended December 31, 2024, 2023 and 2022, approximately 50% of our revenue was derived from customers located outside of the United States. We expect to continue to devote resources to international expansion through exploring acquisition and foreign distributor partnership opportunities, as well as through expanding our foreign language marketing of offerings and further localizing our content library and user experience for foreign markets. Our ability to expand our business and to attract talented employees, customers and content suppliers in an increasing number of international markets requires considerable management attention and resources and is subject to the particular challenges of supporting a growing business in an environment of multiple languages, cultures, customs, political regimes, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. Moreover, as the wars in the

Ukraine and the Middle East continue, there can be no certainty regarding whether such governments or other governments will impose additional sanctions or other economic or military measures against Russia, Hamas or others. We cannot provide assurance that current sanctions or potential future changes in sanctions will not have an adverse impact on our operations. Expanding our international focus may subject us to risks that we have not faced before or increase risks that we currently face, certain of which are described elsewhere in these “Item 1A. Risk factors,” including risks associated with:
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
Our foreign operations are exposed to foreign exchange rate fluctuations as our financial results are translated from the local currency into U.S. Dollars upon consolidation. If the U.S. Dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased revenue, operating expenses and net income. Similarly, if the U.S. Dollar strengthens against foreign currencies (which occurred in 2022), the translation of these foreign currency denominated transactions will result in decreased revenue, operating expenses and net income. As exchange rates vary, sales and other results of operations, when translated, may differ materially from expectations. For the years ended December 31, 2024, 2023 and 2022, 44%, 45% and 44% of our revenue was denominated in foreign currencies, respectively. In addition, approximately 38%, 36% and 35% of our SG&A (as defined below) and capital expenditures for the years ended December 31, 2024, 2023 and 2022 were denominated in foreign currencies, respectively.
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
We have previously and may in the future, enter into certain derivatives or other financial instruments to hedge against this foreign exchange risk. It is difficult to predict the impact hedging activities have on our results of operations and any actions we have and will take with respect to hedging our foreign currency exchange risk may be unsuccessful.
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

Additionally, some of the computer and communications hardware necessary to operate our corporate functions are located in metropolitan areas worldwide, which systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, earthquake and similar events. We do not have redundancy for all of our systems, many of our critical applications reside in only one of our data centers or in the cloud, and our disaster recovery planning may not account for all eventualities. In addition, we may have inadequate insurance coverage to compensate for any related loss. In addition, while the long-term effects of climate change are unclear, we recognize that there are inherent climate-related risks wherever business is conducted. Any of our locations may be vulnerable to the adverse effects of climate change. Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure in the United States and elsewhere, have the potential to disrupt our business, our third-party service providers or partners, and/or the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain and resume operations.
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
We have incurred debt, which could have a negative impact on our financing options and liquidity position, which could in turn adversely affect our business, or which if not refinanced could result in termination of the Merger Agreement .
As of December 31, 2024, we had $1.314 billion in aggregate principal amount of total debt. Additionally, our Credit Facility has remaining borrowing capacity of $150.0 million as of December 31, 2024. Our overall leverage and the terms of our financing arrangements could:
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

Our ability to meet expenses and debt service obligations, including related interest rate volatility and rising interest costs, will depend on our future performance, which could be affected by financial, business, economic and other factors. In addition, a breach of any of the covenants in our outstanding debt agreements or our inability to comply with the required financial ratios could result in a default under our debt instruments, including the Credit Facility (as amended). If an event of default occurs, our creditors could elect to declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable and/or require us to apply all of our available cash to repay borrowings. If we are not able to pay our debt service obligations we may be required to refinance all or part of our debt, sell assets, borrow more money or raise additional equity capital. In addition, under the terms of the Merger Agreement, Shutterstock’s may terminate the Merger Agreement if we fail to amend or otherwise refinance our existing term loans and senior notes to extend the maturity of each to no earlier than February 19, 2028.

On February 21, 2025, subsidiaries of Getty Images entered into the Second Incremental Commitment Amendment and Third Amendment to Credit Agreement (the “Refinancing Amendment”), which amended their Existing Credit Agreement. (See “Item 7. Management’s Discussion and Analysis of Financial and Results of Operations – Refinancing Amendment”). The Refinancing Amendment refinanced only our existing term loans and not our senior notes and failure to refinance our senior notes on a timely basis, including as a result of future market conditions, could trigger Shutterstock’s termination right under the Merger Agreement.
Risks Related to Global Economic Conditions
The impact of worldwide economic, political, social and other conditions may adversely affect our business and results of operations.
Global economic, political and social conditions can affect the business of our customers and the markets they serve, as well as disrupt the business of our vendors, third-party resellers and strategic partners. Numerous external forces beyond our control, including generally weak or uncertain economic conditions, supply chain disruptions, rising interest rates, inflation, tariffs and trade restrictions, negative or uncertain political climates, changes in government, global health epidemics (such as COVID-19), natural disasters and the impact from climate change, geopolitical conflicts and wars such as the Russia-Ukraine and Israel-Hamas wars, government shutdowns and/or the financial stability of the banking industry could adversely affect our financial condition. Particularly, our financial condition is affected by worldwide economic conditions and their impact on content generation and marketing and advertising spending. Expenditures by our customers generally tend to reflect overall economic conditions, and to the extent that the economy stagnates as a result of macroeconomic conditions, companies may reduce their spending with us. To the extent that overall economic conditions reduce spending on digital content, our ability to retain current and obtain new customers could be hindered, which could reduce our revenue and negatively impact our business.
Further, economic, political and social macro developments in the United States, Europe, and Asia could negatively affect our ability to conduct business in those territories. Financial difficulties experienced by our customers, third-party resellers, vendors and strategic partners due to economic volatility, rising interest rates, supply chain disruptions, inflation, tariffs and trade restrictions or other unfavorable changes could result in these companies scaling back operations, exiting businesses, merging with other businesses or filing for bankruptcy protection and potentially ceasing operations, all of which could adversely affect our business, financial condition and results of operations.
In addition, while the long-term effects of climate change are unclear, we recognize that there are inherent climate-related risks wherever business is conducted. Any of our locations may be vulnerable to the adverse effects of climate change, natural disasters, pandemics, global health issues and other unforeseen environmental events. Climate-related events, natural disasters, pandemics, global health issues and other unforeseen environmental events, including the increasing frequency of extreme weather events and their impact on critical infrastructure in the United States and elsewhere, have the potential to disrupt our business, our third-party service providers or partners, and/or the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain and resume operations.
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
We rely on independent third parties to provide certain services for our Company. The state of the law regarding independent contractor status varies from jurisdiction to jurisdiction and is subject to change based on court decisions and regulation. For example, on April 30, 2018, the California Supreme Court adopted a new standard for determining whether a company “employs” or is the “employer” for purposes of the California Wage Orders in its decision in the Dynamex Operations West, Inc. v. Superior Court case. This standard was expanded and codified in California via Assembly Bill 5, and became effective as of January 1, 2020. The Dynamex decision and Assembly Bill 5 altered the analysis of whether an individual, who is classified by a hiring entity as an independent contractor in California, has been properly classified as an independent contractor. Assembly Bill 5 was amended to include exclusions for photographers, videographers and editors where specific requirements are met. In addition, independent workers have been the subject of widespread national discussion and it is possible that other jurisdictions may enact laws similar to Assembly Bill 5 or that otherwise impact our business and our relationships with independent third parties. As a result, there is significant uncertainty regarding the future of the worker classification regulatory landscape.
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
•the development of generative AI models, including training data;
•use of AI generated content;
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
•The FDBR regulates the collection and processing of personal data of Florida residents, and grants residents certain rights in connection with such collection and processing.
•The MTCDPA regulates the collection and processing of personal data of Montana residents, and grants residents certain rights in connection with such collection and processing.
•The OCPA regulates the collection and processing of personal data of Oregon residents, and grants residents certain rights in connection with such processing.
•The TDPSA regulates the collection and processing of personal data of Texas residents, and grants residents certain rights in connection with such processing.
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
•Several jurisdictions have adopted, and other jurisdictions are expected to enact legislation or regulation, that governs AI and the development and use of AI, including the E.U. adopting the E.U. AI Act and U.S. states, including Colorado and California, adopting laws, rules and regulations directly relating to the use of AI or extending the application of existing laws, rules and regulations to AI systems and outputs.
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

Further, the current legislative and regulatory landscape regarding the regulation of the internet is subject to uncertainty. For example, in January 2018, the Federal Communications Commission (“FCC”) released an order that repealed the “open internet rules,” often known as “net neutrality,” which could affect the services used by us and our customers. In response to this decision California and a number of states implemented their own net neutrality rules which mirrored parts of the repealed federal regulations. In October 2023, the FCC voted to begin the process of reinstating substantially all of the net neutrality rules that had been in place prior to the 2018 repeal. We cannot predict the actions the FCC may take, whether any new FCC order or state initiatives regulating providers will be modified, overturned, or vacated by legal action, federal legislation, or the FCC itself, or the degree to which further regulatory action - or inaction - may adversely affect our business. Users who access our marketplace through devices such as smart phones, laptops, and tablet computers must have a high-speed internet connection, such as Wi-Fi, 3G, 4G, or 5G to use our services. Currently, this access is provided by telecommunications companies and internet access service providers that have significant and increasing market power in the broadband and internet access marketplace. If the repeal of net neutrality remains in effect, these providers could take measures that affect their customers’ ability to use our products and services, such as degrading the quality of the data packets we transmit over their lines, giving our packets low priority, giving other packets higher priority than ours, blocking our packets entirely, or attempting to charge their customers more for using our products and services. To the extent that internet service providers implement usage-based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks, we could incur greater operating expenses and customer acquisition and retention could be negatively impacted. Furthermore, to the extent network operators were to create tiers of internet access service and either charge us or their customers for availability of our services through these tiers, our business could be negatively impacted.

In addition, the rapid growth of the internet and the proliferation in the use of content therein has created tensions and instability in the application of traditional intellectual property law concepts to such uses.

Recently, the E.U. has introduced a new regulation applicable to certain types of AI and the data used to train, test and deploy AI (the “E.U. AI Act”). The E.U. AI Act entered into force in August 2024, and its requirements will become effective on a staggered basis, with the majority of its provisions being implemented by August 2, 2026. The E.U. AI Act will impose material requirements on both the providers and deployers of AI, with infringement punishable by sanctions of up to 7% of annual worldwide turnover or €35 million (whichever is higher) for the most serious breaches.

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
We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, NYSE and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. In addition, regulators, customers, investors, employees and other stakeholders have focused on environmental, social and governance (“ESG”) matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and may continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, the collection, measurement and reporting of ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, both in the United States and internationally. We may also communicate certain initiatives and goals, regarding environmental matters, human capital, responsible sourcing and social investments and other ESG related matters, in our SEC filings or in other public disclosures. These ESG-related initiatives and goals could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.
Further, if our ESG practices do not meet evolving investor or other stakeholder expectations and standards, then our reputation, ability to attract or retain employees, and attractiveness as an investment, business partner, acquiror or service provider could be negatively impacted. For example, “anti-ESG” sentiment has gained momentum across the United States in recent years, with several states and policymakers having proposed or enacted anti-ESG policies, legislation or initiatives. These or other similar policies, legislation, initiatives, legal decisions and scrutiny could result in investigations, litigation or enforcement actions against us by governments, regulators or others. Responding to and resolving such actions may require significant time and resources, regardless of their merit, and may result in us sustaining reputational harm.
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
For example, the U.S. federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”), enacted in December 2017, resulted in fundamental changes to the Code, including, among many other things, a reduction to the federal corporate income tax rate, a partial limitation on the deductibility of business interest expense, a limitation on the deductibility of certain director and officer compensation expense, limitations on net operating loss carrybacks and carryovers and changes relating to the scope and timing of U.S. taxation on earnings from international business operations. The exact impact of the TCJA for future years is difficult to quantify, but these changes could materially affect our effective tax rate in future periods. In addition, we are subject to the Inflation Reduction Act, which imposes a 1% excise tax on certain stock repurchases and a 15% alternative minimum tax on certain adjusted financial statement income. Several other legislative proposals have been set forth that would, if enacted, make significant changes to U.S. tax laws. Congress may consider, and could include, some or all of these proposals in connection with tax reform that may be undertaken. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws could have an adverse impact on our effective rate of tax in future periods.
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

It is not always clear how existing laws governing issues such as property ownership, sales and other taxes, and personal privacy apply to the internet and e-commerce, as the vast majority of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or e-commerce. Regulatory scrutiny of privacy, data collection, use of data and data protection continues to intensify globally. The personal information and other data we collect, store, process and use are increasingly subject to legislation and regulations in numerous jurisdictions around the world, especially in the U.K. and Europe. These laws often develop in ways we cannot predict and some laws may be in conflict with one another. This may significantly increase our cost of doing business, particularly as we expand our localization efforts. In addition, we may not be readily able to achieve compliance with the requirements of certain privacy and data security laws and regulations within the required periods for compliance.
For example, we are subject to the General Data Protection Regulation (the “GDPR”), which imposes stringent operational requirements for controllers and processors of personal information of individuals in the U.K. and European Economic Area (the “EEA”), and noncompliance can trigger fines of up to the greater of €20 million or 4% of global annual revenues. Further, following the U.K.’s formal exit from the E.U. in January 2020, we became subject to the GDPR as incorporated into U.K. law. In June 2021, the European Commission formally approved an adequacy decision for the U.K. on data protection in which they deemed the U.K.’s data protection regime sufficient to protect E.U. personal data, but the U.K. is considering changes to the Data Protection Act and there is no guarantee that the European Commission will continue to retain its adequacy decision, which is set to expire on June 27, 2025, with respect to U.K. data protection law in the future. Additionally, although we are making use of the E.U. Standard Contractual Clauses with regard to the transfer of certain personal data to countries outside the EEA, recent legal developments in Europe have created complexity and regulatory compliance uncertainty regarding certain transfers of personal information from the EEA to the United States. For example, on July 10, 2023, the European Commission adopted a new adequacy decision on the E.U.-U.S. Data Privacy Framework (“Data Privacy Framework”), following the invalidation of the E.U.-U.S. Data Privacy Shield by the Court of Justice of the European Union in July 2020. The Data Privacy Framework create new privacy obligations allowing personal information to be transferred from the E.U. to U.S. entities who have self-certified under the framework. We currently rely on a mixture of mechanisms to transfer personal data from our U.K. and E.U. businesses to the U.S. and we are an active participant in we are an active participant in the Data Privacy Framework (list available at https://www.dataprivacyframework.gov/). As supervisory authorities issue further guidance on personal information export mechanisms, including circumstances where the standard contractual clauses cannot be used and/or start taking enforcement action, we could suffer additional costs, complaints, and/or regulatory investigations or fines. Moreover, if we are otherwise unable to transfer personal information between and among countries and regions in which we operate, it could affect the manner in which we provide our services and could adversely affect our financial results.
Several other foreign jurisdictions have adopted or are considering adopting new or updated comprehensive privacy legislation to offer additional data privacy for individuals, such as: Brazil, where its General Data Protection Law that imposes detailed rules for the collection, use, processing and storage of personal data in Brazil took effect on September 18, 2020, and became enforceable on August 1, 2021; and India, where on August 9, 2023 the Digital Personal Data Protection Act was passed and came into effect in June 2024, which imposes rules regarding the collection, use, processing and storage of personal data in India. Additionally, data privacy laws have been enacted in a number of jurisdictions, including, but not limited to, the European Union and certain U.S. states such as Illinois, Texas and Washington (in addition to U.S. cities, such as New York City), which regulate the collection and use of certain biometric data regarding individuals, including their facial images, and the use of such data, including in facial recognition systems. Similar laws have also been introduced in several additional states, but have not yet been enacted. We have entered into certain contractual agreements that may implicate or make use of such technology. Such laws may have the effect of adversely impacting our ability to grow our business in that area. Although we are closely monitoring regulatory developments in this area, any actual or perceived failure by us to comply with any regulatory requirements or orders or other domestic or international privacy or consumer protection-related laws and regulations could result in proceedings or actions against us by governmental entities or others (e.g., class action litigation), subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and/or adversely affect our business.
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

Further, the New York SHIELD Act became effective on March 21, 2020, the VACDPA became effective on January 1, 2023; the CPA and CTDPA both became effective on July 1, 2023; the UCPA became effective on December 31, 2023; the FDBR became effective on January 1, 2024; the OCPA and TDPSA both became effective on July 1, 2024, and the MTCDPA became effective on October 1, 2024 (MTCDPA, together with the CCPA, CPRA, VACDPA, CTDPA, FDBR, OCPA and TDPSA, the “U.S. State Privacy Laws”). The Delaware Personal Data Privacy Act, Iowa Consumer Data Protection Act, Maryland Online Data Privacy Act, Minnesota Consumer Data Privacy Act, Nebraska Data Privacy Act, New Hampshire Privacy Act, New Jersey Privacy Act, and Tennessee Information Protection Act are expected to become effective by the end of 2025. Each of these laws carry similar consumer rights to those provided under the GDPR and California’s privacy laws, and require companies to make detailed disclosures to residents of those states about their data collection, use and sharing practices. Other states have also considered or are considering similar privacy laws. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The scope and interpretation of data privacy and cybersecurity regulations continues to evolve, and we believe that the adoption of increasingly restrictive regulations in this area is likely in the near future within the U.S. at both state and federal levels. The burdens imposed by the U.S. State Privacy Laws and other similar laws that may be enacted at the federal and state level may require us to modify our data processing practices and policies and to incur substantial costs in order to comply with these laws and to investigate, and defend against potential private class-action litigation or litigation brought by regulatory authorities.
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
Non-payment or late payments of amounts due to us by customers could significantly and negatively affect our business and financial performance. A portion of our customers typically purchase our products on payment terms, and therefore we assume a credit risk for non-payment in the ordinary course of business. We evaluate the credit-worthiness of new customers and perform ongoing financial condition evaluations of our existing customers; however, there can be no assurance that our allowances for uncollected accounts receivable balances will be sufficient. As of December 31, 2024, our allowance for doubtful accounts was $6.2 million. If the volume of sales to enterprise customers continues to grow, we expect to increase our allowance for doubtful accounts primarily as the result of changes in the volume of sales to customers who pay on payment terms.
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

From time to time, we may become subject to various legal and regulatory proceedings relating to our business or otherwise. For example, see the discussion of lawsuits brought against us by former warrant holders of the Company and other litigation in “Item 3. Legal Proceedings,” “Note 13 – Commitments and Contingencies” of the notes to the financial statements and “Item 7. Management’s Discussion and Analysis of Financial and Results of Operations – Liquidity and Capital Resources”. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot determine with certainty the ultimate outcome of any such litigation or proceedings. If the final resolution of any such litigation or proceedings is unfavorable, our financial condition, results of operations and cash flows could be materially affected.
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
Our stock price may be exposed to additional risks because we became a public company through a “de-SPAC” transaction. There has been increased focus by government agencies on de-SPAC transactions in the last few years, and we expect that increased focus to continue, and we may be subject to increased scrutiny by the SEC and other government agencies and holders of our securities as a result, which could adversely affect the price of our Class A Common Stock.

Our stock price may also be exposed to additional risks because of uncertainties related to the pendency of the proposed merger with Shutterstock or our inability to complete the Merger, or to complete the Merger in a timely manner.
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
If our existing stockholders sell or indicate an intention to sell substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline. For example, as of March 1, 2025, the Getty Family Stockholders and Koch Icon Investments, LLC (“Koch Icon”) held 46.9% and 19.8% of our Class A common stock, respectively. In addition, shares underlying any outstanding options and Restricted Stock Units will become eligible for sale if exercised or settled, as applicable, and to the extent permitted by the provisions of various vesting agreements and Rule 144 of the Securities Act (“Rule 144”). All the shares of Class A common stock subject to stock options outstanding and reserved for issuance under its equity incentive plans were registered under the Securities Act and such shares are eligible for sale in the public markets, subject to Rule 144 limitations applicable to affiliates. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our Class A common stock could decline.
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
•the right of our Board of Directors to establish the number of directors and fill any vacancies and newly created directorships;
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
•the right of our Board of Directors to make, alter, or repeal our Amended and Restated Bylaws; and
•advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
In addition, we will continue to be subject to Section 203 of the Delaware General Corporate Law (the “DGCL”). Section 203 prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years following the date such person becomes an interested stockholder, unless the business combination or the transaction in which such person becomes an interested stockholder is approved in a prescribed manner. Generally, a “business combination” includes a merger, asset or stock sale, or other transaction resulting in a financial benefit to the interested stockholder. Generally, an “interested stockholder” is a person that, together with affiliates and associates, owns, or within three years prior to the determination of interested stockholder status did own, 15% or more of a corporation’s voting stock. The existence of this provision may have an anti-takeover effect with respect to transactions not approved in advance by our Board of Directors and the anti-takeover effect includes discouraging attempts that might result in a premium over the market price for the shares of our Class A common stock.
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
Our Amended and Restated Certificate of Incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our Amended and Restated Certificate of Incorporation or Amended and Restated Bylaws or any action asserting a claim against us that is governed by the internal affairs doctrine. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits. This provision would not apply to claims brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our Amended and Restated Certificate of Incorporation provides further that, to the fullest extent permitted by law, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. However, Section 22 of the Securities Act provides that federal and state courts have concurrent jurisdiction over lawsuits brought under the Securities Act or the rules and regulations thereunder. To the extent the exclusive forum provision restricts the courts in which claims arising under the Securities Act may be brought, there is uncertainty as to whether a court would enforce such a provision. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find the exclusive-forum provision contained in our Amended and Restated Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business.
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
As of December 31, 2024, we had outstanding options to purchase up to an aggregate of 25,599,000 shares of our Class A common stock, 5,427,000 outstanding Restricted Stock Units (“RSUs”) and 1,319,167 outstanding Performance Restricted Stock Units (“PSUs”) outstanding. We also have the ability to initially issue up to 51,104,577 shares of Class A common stock under the 2022 Equity Incentive Plan, 5,000,000 shares of Class A common stock under the ESPP, 6,000,000 shares of Class A common stock under the Earn Out Plan. Further, in connection with Shutterstock Merger Agreement, we will issue additional shares of Class A common stock.
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

Risks Related to the Proposed Merger with Shutterstock

Our inability to complete the Merger, or to complete the Merger in a timely manner, including as a result of the failure to obtain required regulatory approvals or the failure to satisfy the other conditions to the consummation of the Merger, could negatively affect our business, financial condition and results of operations.

The Merger is subject to various closing conditions, such as receipt of required regulatory approval and the approval of Shutterstock’s stockholders, among other customary closing conditions. It is possible that the regulators may prohibit, enjoin or refuse to grant approval for the consummation of the Merger. If any condition to the closing of the Merger is not satisfied or, if permissible, not waived, the Merger will not be completed. In addition, satisfying the conditions to the closing of the Merger may take longer than we expect. There can be no assurance that the remaining conditions to closing will be satisfied or waived or that other events will not intervene to delay or result in the failure to consummate the Merger.

If the Merger is not completed or is delayed for any reason, there may be adverse consequences, and we may experience negative reactions from investors, the financial markets, our customers, our vendors and/or our employees. For example, depending on the circumstances that would have caused the Merger not to be completed, the price of our Class A common stock may decline materially. If that were to occur, it is uncertain when, if ever, our Class A common stock would return to the price levels at which the shares currently trade.

Failure to complete the Merger could trigger the payment of a termination fee, and, whether or not the Merger is consummated, we have incurred and will continue to incur significant costs, fees and expenses relating to professional services and transaction fees.

Under the Merger Agreement, we may be required to pay a termination fee if the Merger Agreement is terminated under specified circumstances in an amount of $32.7 million or $40.0 million, depending on the circumstances surrounding such termination. There can be no assurance that the Merger Agreement will not be terminated under the circumstances triggering these termination fee obligations. Furthermore, whether or not the Merger is consummated, we have incurred, and will continue to incur, significant costs, fees and expenses relating to professional services and transaction fees in connection with the proposed Merger. Payment of these costs, fees and expenses could adversely affect our business, financial condition and results of operations.

Uncertainties associated with the Merger may cause us to lose key customers or suppliers and make it more difficult to retain and hire key personnel, and the Merger may disrupt our current plans and operations or divert management’s attention from our ongoing business.

As a result of the uncertainty surrounding the conduct of our business while the Merger is pending, our relationships with customers, suppliers and other parties may be adversely affected. Due to uncertainty about our future while the Merger is pending, we may lose customers or suppliers, or customers, suppliers and other parties may alter their business relationships with us.

In addition, our employees, including key personnel, may be uncertain about their future roles and relationships with us following the completion of the Merger, which may adversely affect our ability to retain and motivate them or to hire new employees. Moreover, while the Merger is pending, the potential disruption of plans or diversion of management’s attention from our ongoing business operations could adversely affect our business, financial condition and results of operations.

We will be subject to business uncertainties and contractual restrictions while the Merger is pending.

The Merger Agreement subjects us to restrictions on our business activities prior to the closing of the Merger. For example, the Merger Agreement obligates us to generally conduct our business in the ordinary course until the closing and to use our reasonable best efforts to (i) preserve intact our current business organizations, (ii) preserve our assets and properties in good repair and condition and (iii) keep available the services of our current officers and other key employees and preserve our relationships with those having business dealings with us. These restrictions could prevent us from pursuing certain business opportunities that arise prior to the closing and are outside the ordinary course of business.

The proposed Merger and the integration of both companies may be more difficult, costly or time-consuming than expected, and we may fail to realize the anticipated benefits of the Merger.

The success of the Merger will depend in part on our ability to realize anticipated revenue and cost synergies and on our ability to successfully integrate the businesses. If we are not able to successfully achieve these objectives, the anticipated benefits of the Merger may not be realized fully, or at all, or may take longer to realize than expected. In addition, our ability to achieve the goals for the proposed Merger may be affected by future prospects, execution of business strategies, and our ability to manage the various factors discussed within this Annual Report on Form 10-K, including within the forward-looking statements. The actual benefits of the proposed Merger also could be less than anticipated if, for example, completion of the Merger and/or integration of the businesses are more difficult, costly or time-consuming than we expect.

The market price of the combined company’s common stock following the anticipated closing of the Merger may be affected by factors different from those that historically have affected or currently affect our common stock.

Upon completion of the Merger, the combined company’s financial position may differ from our financial positions before the completion of the Merger, and the results of operations of the combined company may be affected by factors that are different from those currently affecting our results of operations. Accordingly, the market price and performance of the combined company’s common stock is likely to be different from the performance of our common stock prior to the closing of the Merger.

We may be unable to retain personnel successfully while the Merger is pending or after the Merger is completed.

The success of the Merger will depend in part on our ability to retain key employees while the Merger is pending or after the Merger is consummated. If we are unable to retain key employees, including management, who are critical to the successful completion, integration and future operation of the combined company, we could face disruption in our operations, loss of key information, expertise or know-how, or unanticipated recruiting costs, which may impact our ability to achieve our goals related to the transaction.

We may become subject to lawsuits relating to the Merger, which could adversely affect our business, financial condition and operating results.

We and/or our respective directors and officers may become subject to lawsuits relating to the Merger. Such litigation is very common in connection with acquisitions of public companies, regardless of the merits of the underlying acquisition. While we will evaluate and defend against any actions vigorously, the costs of the defense of such lawsuits and other effects of such litigation could have an adverse effect on our business, financial condition and operating results.

Because the exchange ratio in the Merger Agreement is fixed and because the market price of Shutterstock and our Class A common stock will fluctuate prior to the completion of the Merger, we cannot be sure of the market value of our Class A common stock that will be paid to Shutterstock stockholders as consideration in the Merger.

Under the terms of the Merger Agreement, if the Merger is completed, each holder of Shutterstock common stock immediately prior to the transaction close will have the option to receive, subject to proration, for each share of Shutterstock common stock held by such holder:

•Cash consideration of $9.50 and 9.17 shares of our Class A common stock;
•Cash consideration of $28.8487; or
•13.67237 shares of our Class A common stock.

The exchange ratio of the Merger consideration is fixed, and under the Merger Agreement there will be no adjustment to the Merger consideration for changes in the market price of Shutterstock common stock or our common stock prior to the completion of the Merger.

The respective market values of Shutterstock’s common stock and our common stock have fluctuated and may continue to fluctuate during this period as a result of a variety of factors, including general market and economic conditions, changes in each company’s business, operations and prospects, commodity prices, regulatory considerations, and the market’s assessment of each company’s business and the Merger. Such factors are difficult to predict and in many cases may be beyond the control of Shutterstock and us. The actual value of the Merger consideration that will be paid to Shutterstock stockholders at the completion of the Merger will depend on the market value of our Class A common stock at that time. This market value may differ, possibly materially, from the market value of our Class A common stock at the time the Merger Agreement was entered into or at any other time.

Our stockholders will have a reduced ownership and voting interest in Getty Images following the merger and will exercise less influence over management.

Currently, our stockholders have the right to vote in the election of our Board and the power to approve or reject any matters requiring stockholder approval under Delaware law and our certificate of incorporation and bylaws. Upon completion of the merger, each of our stockholders will have a percentage ownership of Getty Images that is smaller than the their current percentage ownership. It is expected that our stockholders will hold approximately 54.7%, and Shutterstock’s stockholders will hold approximately 45.3%, of the fully diluted shares of the combined company immediately after the merger.

Consequently, even if all of our stockholders voted together on all matters presented to Getty Images stockholders from time to time following the merger, our current stockholders would exercise significantly less influence over Getty Images after the completion of the merger relative to their influence prior to the completion of the merger, and thus would have a less significant impact on the approval or rejection of future Getty Images proposals submitted to a stockholder vote.

The Getty Family Stockholders currently have the right to nominate three directors to our Board of Directors, and Koch Icon currently has the right to nominate two directors to our Board of Directors. If the Merger is completed, the Getty Family Stockholders will have the right to nominate two directors to our Board of Directors and Koch Icon will have the right to nominate one director to our Board of Directors, subject to certain ownership thresholds.
Item 1B.    Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.

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

Cybersecurity Oversight

Management plays an important role in assessing and managing Getty Images’ material risks from cybersecurity threats. The CTO is responsible for oversight of the design and implementation of the security program and strategy. Getty Images’ current CTO has served in various roles in technology for over 25 years, and has had had oversight of information technology and information security for both Getty Images (7+ years) and other organizations.

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
Item 2.    Properties.
Our major U.S. offices are located in New York and Seattle, and our major offices in the rest of the world are located in London, Dublin, and Calgary. In all, as of December 31, 2024, we have staff in 32 countries across the globe. We lease these offices and all of our other office spaces around the world.

For additional information regarding obligations under operating leases, see “Note 19 – Leases” of the Notes to the consolidated financial statements included in this Annual Report.
We believe that our facilities are adequate for our current needs.
Item 3.    Legal Proceedings.

The Company previously issued 20,700,000 public warrants, which were governed by a Warrant Agreement, dated August 4, 2020 (the “Warrant Agreement”) and redeemed by the Company in October 2022. In late 2022 and early 2023, the Company was named as a defendant in two lawsuits filed by former public warrant holders in the United States District Court for the Southern District of New York, related to the Warrant Agreement: Alta Partners, LLC v. Getty Images Holdings, Inc., Case No. 1:22-cv-08916 (filed October 19, 2022), and CRCM Institutional Master Fund (BVI) LTD, et al. v. Getty Images Holdings, Inc., Case No. 1:23-cv-01074 (filed February 8, 2023) (together, the “Initial Warrant Litigation”). Alta Partners, LLC (“Alta”) and the CRCM Institutional Master Fund (BVI), LTD parties (“CRCM” and together with Alta, the “Plaintiffs”) generally alleged that the Company had breached the Warrant Agreement by purportedly refusing to permit warrant holders to exercise the public warrants beginning thirty days after the July 2022 business combination pursuant to which the Company became a public company closed and issue shares of the Company’s common stock in respect of the warrant exercises on the basis of the Company’s Form S-4 registration statement that had been filed and declared effective by the SEC in connection with the business combination, and alternative claims for violations of federal securities laws, including claims under the Securities Act of 1933 and/or the Securities Exchange Act of 1934. The Plaintiffs sought, among other things, an award of money damages measured by the difference between the market price of the Company’s common stock on the purported exercise date less the $11.50 exercise price of the warrant multiplied by the number of public warrants each Plaintiff purported to exercise, or would have sought to exercise, on the exercise date. On February 17, 2023, the Court consolidated the actions for purposes of discovery. The Company filed answers to the complaints, and discovery closed on August 28, 2023. On September 11, 2023, all parties filed cross-motions for summary judgment. On October 27, 2023, the Court issued its decision on the cross-motions for summary judgment and entered judgment in favor of Plaintiffs on their breach of contract claims and, in accordance with Plaintiffs’ calculations, awarded damages in the amount of $36.9 million for Alta with respect to 2,066,371 public warrants that it owned as of the purported exercise date and $51.0 million for CRCM with respect to 3,010,764 public warrants that they owned as of the purported exercise date, plus, in each case, pre-judgment interest of 9% per annum. The Court entered judgment in favor of the Company on all other claims asserted by Plaintiffs including a similar breach of contract claim by Alta with respect to 11,593,149 public warrants that Alta had purchased in the open market after the date on which it had purported to exercise warrants and before the warrants were redeemed by the Company, and for which Alta sought the same per warrant money damages. The Company has appealed the portion of the Court’s judgment in favor of Plaintiffs and intends to continue to defend itself vigorously. Alta has cross-appealed the portion of the Court’s judgment in favor of the Company with respect to the later-acquired public warrants. The appeals have been fully briefed and the United States Court of Appeals for the Second Circuit heard oral argument on January 22, 2025, and the appeal is sub judice.

The Company has been named as a defendant in fourteen additional lawsuits by purported former public warrant holders alleging to have owned approximately 4.2 million public warrants in the aggregate (collectively, the “Follow-On Warrant Litigation”). Two of these additional suits were filed in the United States District Court for the Southern District of New York, Daniel Berner v. Getty Images Holdings, Inc., Case No. 1:24-cv-04483-JSR (filed June 11, 2024), and James Lapp v. Getty Images Holdings, Inc., Case No. 1: 24-cv-05129-JSR (filed July 5, 2024) (the “Berner/Lapp Actions”) and were pending before the same Judge that decided the Initial Warrant Litigation. These complaints generally allege breaches of the Warrant Agreement, and Berner has plead an alternative claim for violation of federal securities laws. The Court entered an order dismissing Berner’s alternative claims for violation of federal securities laws, and the Company filed answers to the complaints with respect to plaintiffs’ contract claims. The Plaintiffs in the Berner/Lapp Actions have argued that these matters are substantially similar to the Initial Warrant Litigation, and that the decision (including the method for calculating damages, which the Company disputes) reached in the Initial Warrant Litigation should be binding on the Company in the Berner/Lapp Actions. The federal court has consolidated the Berner/Lapp Actions for all pretrial purposes and entered a schedule, which included a hearing on motions for summary judgment on December 20, 2024. Following the summary judgement hearing, on January 27, 2025, the Court issued a bottom-line order in the Berner/ Lapp Actions granting summary judgement to plaintiffs Berner and Lapp reciting that “[a]n Opinion explaining the reasons for this ruling will issue in due course, at which time judgment will be entered.” As of the date of this filing, no Opinion or judgment has been issued. If the Judge applies the same damages calculation as the Initial Warrant Litigation, the damages are expected to be approximately $6.2 million plus interest. The Company expects that it will appeal the Opinion and judgment.

The other twelve additional suits since the Initial Warrant Litigation have been filed in the New York State Supreme Court, New York County: CSS, LLC v. Getty Images Holdings, Inc., Index No. 653527/2024 (filed July 12, 2024); Walleye Manager Opportunities LLC et. al. v. Getty Images Holdings, Inc., Index No. 653528/2024 (filed July 12,

2024); Funicular Funds LP v. Getty Images Holdings, Inc., Index No. 653410/2024 (filed July 5, 2024); MPF Broadway Convexity Fund I, LP et. al. v. Getty Images Holdings, Inc., Index No. 653411/2024 (filed July 5, 2024), LMR Multi-Strategy Master Fund Limited et al. v. Getty Images Holdings, Inc., Index No. 654963/2024 (filed September 20, 2024); Jordan Flannery v. Getty Images Holdings, Inc., Index No. 654961/2024 (filed September 20, 2024); Bi-Directional Disequilibrium Fund, L.P. et al. v. Getty Images Holdings, Inc., Index No. 654960/2024 (filed September 20, 2024); Holland v. Getty Images Holdings, Inc., Index No. 655746/2024 (filed October 29, 2024); Hunsicker v. Getty Images Holdings, Inc., Index. No. 655911/2024 (filed November 7, 2024); Dasher, et al. v. Getty Images Holdings, Inc., Index No. 655913/2024 (filed November 7, 2024); Parker v. Getty Images Holdings, Inc., Index No. 659240/2024 (filed November 22, 2024); Highbridge Tactical Credit Master Fund L.P. et. al. v. Getty Images Holdings, Inc., Index No. 650402/2025 (filed January 21, 2025) (the “NY State Actions”). The NY State Actions generally allege breaches of the Warrant Agreement and seek an award of money damages, and the plaintiffs in these actions could seek, and the courts could award, money damages per warrant that are less than, equal to or greater than the per warrant money damages awarded in the Initial Warrant Litigation. The Company’s response to the complaints filed in the NY State Actions are not yet due. It is possible that additional purported former warrant holders of the Company could bring additional lawsuits against the Company, its directors or officers, alleging substantially similar claims, or new or different claims relating to the public warrants. The Company intends to defend itself vigorously in the Initial Warrant Litigation, the Follow-on Warrant Litigation and any future actions and is unable to estimate any potential additional loss or range of loss that may result from the ultimate resolution of these matters, which could be material to the Company’s business, financial condition, results of operations and cash flows. For additional information about availability of insurance proceeds to fund potential losses, see Liquidity and Capital Resources within Item 7. - Management’s Discussion and Analysis of Financial Condition Results of Operations.

Getty Images (US), Inc. is a plaintiff in a lawsuit filed in the United States District Court for the District of Delaware against Stability AI, Inc., Stability AI, Ltd. and Stability AI US Services Corp. The case, Getty Images (US), Inc. v. Stability AI, Inc., Case No. 1:23-cv-00135-JHL, arises out of the defendant’s alleged unauthorized reproduction of approximately 12.0 million in images from Getty Images’ websites, along with the accompanying captions and associated metadata, and use of the copied content in connection with various iterations of Stability AI’s generative artificial intelligence model known as Stable Diffusion. Getty Images (US), Inc. has asserted claims for copyright infringement; falsification of copyright management information; trademark infringement; unfair competition; trademark dilution; and deceptive trade practices. Getty Images (US), Inc. seeks, among other things, monetary damages and injunctive relief. The case was originally filed on February 3, 2023 against Stability AI, Inc., and an Amended Complaint adding Stability AI, Ltd. as a defendant was filed on March 29, 2023. On May 2, 2023, the defendants moved to dismiss or, in the alternative, to transfer the case to the Northern District of California. The defendants’ motion was premised on their contention that Stability AI, Ltd. is not subject to personal jurisdiction in Delaware. Getty Images served jurisdictional discovery requests on Defendants on May 12, 2023, and the parties agreed to extend Getty Images (US), Inc.’s time to respond to the motion to dismiss while the parties engage in discovery relating to the defendants’ activities within Delaware and other states in the U.S. On January 26, 2024, the court dismissed the defendants’ motion to dismiss without prejudice with leave to re-file upon the completion of jurisdictional discovery. Following substantial completion of jurisdictional discovery, Getty Images (US), Inc. filed an unopposed motion for leave to file a Second Amended Complaint, which was granted on July 8, 2024. The Second Amended Complaint added Stability AI US Services Corporation as a third defendant. On July 29, 2024, the defendants filed a renewed motion to dismiss premised on their contention that Stability AI, Ltd. is not subject to personal jurisdiction in Delaware and also filed a motion to transfer the case to the Northern District of California. The motion has been fully briefed and is still pending a decision by the Court. No case schedule has been set.

Arising out of similar alleged facts, Getty Images (US), Inc., Getty Images International U.C., Getty Images (UK) Limited, Getty Images Devco UK Limited and iStockphoto LP are Claimants in proceedings issued in the High Court of England & Wales against Stability AI Limited on January 16, 2023, claim number IL2023-000007, which, together with the Particulars of Claim (the Claimants’ statement of case) were served on the defendant on May 12, 2023. The Claimants assert claims for copyright infringement, infringement of database rights, trademark infringement and passing off and seeks, amongst other things, monetary damages, injunctive relief and legal costs. In June 2023, Stability filed a motion to strike certain portions of the claim and grant summary judgment on various claims made by Getty Images including the claim for secondary infringement of copyright. The court conducted a hearing on the issues in October 2023.

Following the hearing, the Judge gave judgment and issued an order denying Stability’s motion in its entirety and granted costs to Getty Images. The order became final and public in late January 2024. Stability requested permission to appeal against the decision not to grant summary judgment on the secondary infringement claim but that request was refused in July 2024. The case schedule was set in July 2024 for the next stages of the litigation, including exchange of the trial witness evidence, disclosure and amendments to the parties’ claims or defense. The parties have now substantially completed the evidence and disclosure phases and the next key phase will be the service of expert reports. The Court has held several hearings to address procedural issues, which will be ongoing through late March 2025. A trial date has been set for early June 2025 in the High Court in London and is estimated to last about four weeks.

The Company has made certain litigation reserves in respect of the Initial and Follow-On Warrant Litigation in the Consolidated Statements of Operations. Although the Company cannot be certain of the outcome of any litigation or the disposition of any claims, or the amount of damages and exposure, if any, that the Company could incur, the Company does not currently believe that a material loss arising from the final disposition of existing matters is probable. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot determine with certainty the ultimate outcome of any such litigation or proceedings. If the final resolution of any such litigation or proceedings is unfavorable, our financial condition, results of operations and cash flows could be materially affected. Further, in the ordinary course of business, the Company is also subject to periodic threats of lawsuits, investigations and claims. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

The Company has open tax audits in various jurisdictions and some of these jurisdictions require taxpayers to pay assessed taxes in advance or at the time of appealing such assessments. One such jurisdiction is Canada, where one of the Company’s subsidiaries, iStockphoto ULC, received tax assessments from the Canada Revenue Agency (“CRA”) asserting additional tax is due. The position taken by the CRA is related to the transactions between iStockphoto ULC and other affiliates within the Getty Images group for the 2015 Canadian income tax return filed. The Company believes the CRA position lacks merit and intends to vigorously contest these assessments through the appeal process, including engaging with the U.S. Competent Authority.

As part of the appeal process in Canada, the Company may be required to pay a portion of the assessment amount, which the Company estimates could be up to $17.4 million. Such required payment is not an admission that the Company believes it is subject to such taxes. The Company believes it is more likely than not it will prevail on appeal, however, if the CRA were to be successful in the appeal process, the Company estimates the maximum potential outcome could be up to $25.3 million.
Item 4.     Mine Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Class A common stock is currently listed on the NYSE under the symbol “GETY”. As of March 12, 2025, there were 412,567,845 shares of Class A common stock issued and outstanding held of record by 41 holders. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders represented by these stockholders of record.
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
Recent Sales of Unregistered Securities
All sales of unregistered securities during the fiscal year ended December 31, 2024 have been previously reported in our filings with the SEC.
Issuer Purchases of Equity Securities
We did not acquire any shares of Class A common stock during the three months ended December 31, 2024.
Stock Performance Graph
The following graph compares the cumulative total return to stockholders from the closing price on July 25, 2022 (the date our Class A common stock began trading on the NYSE following the Business Combination) through December 31, 2024, relative to the performance of the Russell 2000 Index and the S&P Composite 1500 Interactive Media & Services Index. The stock performance graph assumes $100 was invested in our Class A common stock and the common stock of each of the companies listed on the Russell 2000 Index and the S&P Composite 1500 Interactive Media & Services Index on July 25, 2022.

Comparison of Cumulative Return
220
200
180
160
140
120
100
80
60
40
20
7/25/2022
12/31/2022
6/30/2023
12/31/2023
6/30/2024
12/31/2024
Getty Images Holdings Inc
Russell 2000 Index
S&P Composite 1500 Interactive Media & Services Index

	7/25/2022	12/31/2022	06/30/2023	12/31/2023	06/30/2024	12/31/2024
Getty Images Holdings, Inc.	$100.00	$60.56	$53.33	$57.38	$35.63	$23.61
Russell 2000 Index	$100.00	$97.57	$105.44	$114.04	$116.01	$127.18
S&P Composite 1500 Interactive Media & Services Index	$100.00	$80.49	$126.27	$149.55	$200.33	$217.24
Item 6.

[Reserved]

Item 7.    Management’s Discussion and Analysis of Financial and Results of Operations
Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Getty Images should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report. The discussion should also be read together with the “Cautionary Note Regarding Forward-Looking Statements” above and the “Item 1A. Risk Factors” disclosure above for additional discussion of the risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Note the discussion below does not consider the impact of the planned merger, announced on January 7, 2025, between Getty Images Holdings, Inc. and Shutterstock, Inc.
Merger Agreement with Shutterstock

On January 6, 2025, Getty Images entered into an Agreement and Plan of Merger (the “Merger Agreement”) to combine in a merger-of-equals transaction with Shutterstock. Subject to terms and conditions in the Merger Agreement, the aggregate consideration to be paid by Getty Images in respect of the outstanding shares of common stock of Shutterstock will be:

•An amount in cash equal to the product of $9.50 multiplied by the number of shares of Shutterstock common stock outstanding immediately prior to the transaction close (including vested Shutterstock restricted stock units and performance stock units) (the “Total Cash Amount”); and

•A number of shares of our Class A common stock equal to the product of 9.17 multiplied by the number of shares of Shutterstock common stock outstanding immediately prior to the transaction close (including vested Shutterstock restricted stock units and performance stock units) (the “Total Stock Amount”).

Each of the Total Cash Amount and the Total Stock Amount will be fixed as of immediately prior to closing of the Merger. Therefore, cash elections will be subject to proration if cash elections are oversubscribed and stock elections will be subject to proration if stock elections are oversubscribed.

Each holder of Shutterstock common stock immediately prior to the transaction close will have the option to receive, subject to proration, for each share of Shutterstock common stock held by such holder:

•Cash consideration of $9.50 and 9.17 shares of our Class A common stock;

•Cash consideration of $28.8487; or

•13.67237 shares of our Class A common stock.

Following the close of the transaction, Getty Images stockholders will own approximately 54.7% and Shutterstock stockholders will own approximately 45.3% of the combined company on a fully diluted basis. The transaction is subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals, the approval of Getty Images and Shutterstock stockholders and other customary closing conditions.

Through December 31, 2024, Getty Images has expensed $4.1 million of legal, accounting, and direct costs related to this proposed Merger in “Other operating expenses (income) – net” on the consolidated balance sheet.

On January 28, 2025, Getty Images filed its Premerger Notification and Report Form under the HSR Act (“HSR Filing”). On February 27, 2025 Getty Images withdrew its HSR Filing and refiled it on March 3, 2025. The waiting period under the HSR Act will expire at 11:59 pm on April 2, 2025, unless earlier terminated or otherwise extended.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is attached hereto as Exhibit 2.2 and incorporated herein by reference.

Refinancing Amendment
On February 21, 2025 (the “Amendment Effective Date”), Abe Investment Holdings, Inc., a Delaware corporation (the “Parent Borrower”), and Getty Images, Inc., a Delaware corporation (the “Getty Borrower”, and together with the Parent Borrower, the “Borrowers”), which are subsidiaries of Getty Images, entered into the Second Incremental Commitment Amendment and Third Amendment to Credit Agreement (the “Refinancing Amendment”), which amended their existing credit agreement, dated as of February 19, 2019 (as amended, restated, amended and restated, supplemented or otherwise modified prior to the Amendment Effective Date, the “Existing Credit Agreement” and as amended by the Refinancing Amendment, the “Amended Credit Agreement”). The Refinancing Amendment, among other things, provided for (i) a new tranche of senior secured fixed rate incremental term loans denominated in U.S. Dollars in an aggregate principal amount of $580.0 million (the “Dollar Fixed Rate Term B-1 Loans”) and (ii) a new tranche of senior secured term loans denominated in Euros in an aggregate principal amount of €440.0 million (the “Euro Term B-1 Loans” and together with the Dollar Fixed Rate Term B-1 Loans, the “Term B-1 Loans”). The proceeds of the Term B-1 Loans were used to refinance in full all outstanding term loans under the Existing Credit Agreement. The Term B-1 Loans will mature on February 21, 2030; provided that, if more than $25.0 million of the Borrowers’ existing senior unsecured notes or refinancing indebtedness in respect thereof remain outstanding with a maturity date earlier than the date that is 91 days after February 21, 2030, then the maturity of the Euro Term B-1 Loans shall spring to the date that is 91 days prior to the maturity of such senior unsecured notes or refinancing indebtedness in respect thereof.
The Dollar Fixed Rate Term B-1 Loans will accrue interest at an initial fixed rate of 11.25% per annum (the “Initial Fixed Rate”), which will step-up to 12.25% per annum on May 14, 2025 and 13.25% per annum (the “Maximum Fixed Rate”) on August 14, 2025; provided that, if the Borrowers (i) commence a Permitted Debt Exchange Offer (as defined in the Amended Credit Agreement) and (ii) either (x) consummate such Permitted Debt Exchange (as defined in the Amended Credit Agreement) or (y) if no lenders elect to exchange their Dollar Fixed Rate Term B-1 Loans, permit the full election period set forth in the definitive documentation for such Permitted Debt Exchange Offer to expire, in each case, with respect to the Dollar Fixed Term B-1 Loans on or before December 31, 2025, then the interest rate shall be the Initial Fixed Rate at all times thereafter; provided further that, if such first Permitted Debt Exchange is consummated after December 31, 2025, then the interest shall be the Maximum Fixed Rate at all times thereafter. The Dollar Fixed Rate Term B-1 Loans shall be due and payable at maturity.
The Euro Term B-1 Loans will accrue interest at the Adjusted Eurodollar Rate (as defined in the Amended Credit Agreement and based on EURIBOR) plus 6.00% per annum. The Euro Term B-1 Loans will amortize at 5.0% per annum, payable in equal quarterly installments beginning on June 30, 2025.
With respect to the Dollar Fixed Rate Term B-1 Loans, any optional prepayment or mandatory prepayment as a result of incurring refinancing debt on or prior to the fourth anniversary of the Amendment Effective Date will be subject to a prepayment premium equal to (i) if such prepayment is made prior to the second anniversary of the Amendment Effective Date, a make-whole amount constituting the applicable Initial Prepayment Premium (as defined in the Amended Credit Agreement), (ii) if such prepayment is made on or after the second anniversary of the Amendment Effective Date but prior to the third anniversary of the Amendment Effective Date, 5.625% of the principal amount of the Dollar Fixed Rate Term B-1 Loans prepaid and (iii) if such prepayment is made on or after the third anniversary of the Amendment Effective Date but prior to the fourth anniversary of the Amendment Effective Date, 2.813% of the principal amount of the Dollar Fixed Rate Term B-1 Loans prepaid. With respect to the Euro Term B-1 Loans, any optional prepayment or mandatory prepayment as a result of incurring refinancing debt on or prior to the second anniversary of the Amendment Effective Date will be subject to a prepayment premium equal to (i) if such prepayment is made prior to the first anniversary of the Amendment Effective Date, a make-whole amount constituting the applicable Initial Prepayment Premium and (ii) if such prepayment is made on or after the first anniversary of the Amendment Effective Date but prior to the second anniversary of the Amendment Effective Date, 1.00% of the principal amount of the Euro Term B-1 Loans prepaid. Any prepayment of Term B-1 Loans in connection with a Permitted Debt Exchange shall not be subject to any prepayment premium.
The foregoing description of the Refinancing Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Refinancing Amendment, which is attached hereto as Exhibit 10.5 and incorporated herein by reference.
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
Getty Images is a preeminent global visual content creator and marketplace, providing a diverse collection of high-quality photos, illustrations, videos, and music licensing to businesses, media organizations, and individuals worldwide. The Company is one of the largest and most respected providers of stock imagery and multimedia content.
For 30 years, Getty Images has embraced innovation, from analog to digital, from offline to e-commerce, from stills to video, from single image purchasing to subscriptions, from websites to application programming interfaces (“APIs”), from pre-shot content to AI generated content designed to be commercially safe. With quality content at the core of our offerings, we embrace innovation as a means to service our existing customers better and to reach new ones.
We offer comprehensive content solutions, including a la carte (“ALC”) and subscription access to our pre- shot content and coverage, generative AI-services, custom content and coverage solutions, digital asset management tools, data insights, research, and print offerings.
Through our content and coverage, Getty Images moves the world—whether the goal is commercial or philanthropic, revenue-generating or society-changing, market-disrupting or headline-driving. Through our staff, our exclusive contributors and partners, and our expertise, data, and research, Getty Images’ content grabs attention, sheds light, represents communities, and reminds us of our history.
Through Getty Images, iStock, and Unsplash, we offer a full range of content solutions to meet the needs of any customer—no matter their size—around the globe, with over 604 million visual assets available through its industry-leading sites. New content and coverage are added daily, with over 11 million new assets added each quarter and over 2.7 billion searches annually. The Company has over 716,000 purchasing customers, with customers from almost every country in the world with websites in 23 languages bringing the world’s best content to media outlets, advertising agencies, and corporations of all sizes and, increasingly, serving individual creators and prosumers.
In support of its content, Getty Images employs 110 staff photographers and videographers, and distributes the content of over 583,000 contributors and more than 350 premium content partners. Over 81,000 of our contributors are exclusive to the Company, creating content that cannot be found anywhere else. Each year, we cover more than 160,000 global events across news, sport, and entertainment, providing a depth and breadth of coverage that is unmatched. Getty Images also maintains one of the largest and best privately-owned photographic archives in the world, with over 150 million images across geographies, periods, and verticals.
We distribute content and services offerings through three primary product lines:

Creative
Creative is comprised of royalty-free (“RF”) photos, illustrations, vectors, videos, and generative AI-services that are released for commercial use and cover a wide variety of commercial, conceptual, and contemporary subjects, including lifestyle, business, science, health, wellness, beauty, sports, transportation and travel. This content is available for immediate use by a wide range of customers with depth, breadth, and quality, allowing our customers to produce impactful websites, digital media, social media, marketing campaigns, corporate collateral, textbooks, movies, television and online video content relevant to their target geographies and audiences. We primarily source Creative content from a broad network of professional, semi-professional, and amateur creators, many exclusive to Getty Images. We have a global creative insights team dedicated to providing briefing and art direction to our exclusive contributor community. Creative represents 58.9%, 63.1% and 63.2% of our revenue of which 56.0%, 52.2%1 and 46.5%1 is generated through our annual subscription products, for the years ended December 31, 2024, 2023 and 2022, respectively. Annual Subscription products include products and subscriptions with a duration of 12 months or longer, Unsplash API, and Custom Content.
Editorial
Editorial is comprised of photos and videos covering the world of entertainment, sports, and news. We combine contemporary coverage of events around the globe with one of the largest privately held archives globally with access to images from the beginning of photography. We invest in a dedicated editorial team that includes 110 staff photographers and videographers to generate our own coverage in addition to coverage from our network of content partners. Editorial represents 36.8%, 35.0% and 35.2% of our revenue, of which 53.7%, 53.3% and 52.1% is generated through our annual subscription products, for the years ended December 31, 2024, 2023 and 2022, respectively. Annual Subscription products include subscriptions with a duration of 12 months or longer.
Other
Other represents 4.3%, 1.9%, and 1.6% of our revenue for the years ended December 31, 2024, 2023, and 2022, respectively. This includes music licensing, digital asset management, distribution services, print sales, and data access and/or licensing.
We service a full range of customers through our industry-leading brands and websites:
Getty Images
Gettyimages.com offers premium creative content and editorial coverage, including video, with exclusive content, and customizable rights and protections. This site primarily serves more prominent enterprise agency, media and corporate customers with global customer support from our sales and service teams. Customers can purchase on an ALC basis or through our content subscriptions, including our “Premium Access” subscription, where we uniquely offer frictionless access across all of the Getty Images and iStock content in one solution.
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
Unsplash
Unsplash.com is a platform offering free stock photo downloads and paid subscriptions targeted to the high-growth prosumer and semi-professional creator segments. The Unsplash website reaches a significant and geographically diverse audience with more than 96 million image downloads every month. On October 4, 2022, Unsplash launched Unsplash+, an unlimited paid subscription providing access to unique model released content with expanded legal protections.
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
For content contributors:
•Access to a marketplace that reaches almost every country in the world, across all customer categories and sizes and generated annual royalties of nearly $220 million for the year ended December 31, 2024.
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

Closing of the Business Combination
In connection with the Business Combination, on the Closing Date, Getty Images issued, (a) an aggregate of 66,000,000 shares of Class A common stock for aggregate gross proceeds of $660.0 million and (b) 20,000,000 shares of Class A common stock and 3,750,000 Forward Purchase Warrants (as defined in the notes to the consolidated financial statements included elsewhere in this Annual Report) for an aggregate purchase price of $200 million. The foregoing transactions resulted in aggregate gross proceeds to the Company of approximately $864.2 million. The Company used the proceeds, in addition to cash on hand, to repay a portion of its outstanding indebtedness and retire the Redeemable Preferred Stock of Legacy Getty. Each option to purchase shares of common stock of Legacy Getty (whether vested or unvested) was converted into a comparable option to purchase shares of Class A common stock of Getty Images.
See also “Note 5 — Common Stock Warrants” and “Note 16 — Stockholders’ Equity” in our consolidated financial statements included elsewhere in this Annual Report for information on additional transactions related to the Business Combination.

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
A significant portion of the business has transitioned to a subscription model with strong retention characteristics. Annual subscriptions now comprise approximately 54% of total revenue for the year ended December 31, 2024, and we continue to focus on growing subscription revenue.
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
Cost of revenue (exclusive of depreciation and amortization)
The ownership rights to the majority of the content we license are retained by the owners, and licensing rights are provided to us by a large network of content contributors and content partners. When we license content entrusted to us by content suppliers, we pay royalties to them at varying rates depending on the license model and the use of that content that our customers select. Suppliers who choose to work with us under contract typically receive royalties of 20% to 50% of the total license fee we charge customers, depending on the basis on which their content is licensed by our customers. Contributors will be compensated for any inclusion of their content in AI data training sets and, in certain cases, share in the revenue generated by AI tools and services trained with their content. We also own the copyright to certain content in our collections (“wholly-owned content”), including content produced by our staff photographers for our editorial product, for which we do not pay any third party royalties. Cost of revenue includes certain costs of our assignment photo shoots, but excludes amortization associated with creating or buying content. Cost of revenue consists primarily of royalties owed to content contributors, comprised of photographers, filmmakers, third-party companies that license their collection of content through us (“Content Partners”) and third party music content providers.
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
Amortization
Amortization expense consists of the amortization of intangible assets related to acquired customer relationships, trademarks and other intangible assets. The majority of our intangible assets have been fully amortized as of December 31, 2024. We expect amortization expense to be insignificant in the coming years.
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
Our future financial condition and results of operation will also be dependent upon various factors that generally affect the digital content industry, including the general trends affecting the media, marketing and advertising customer bases that we target, protection of intellectual property, and new and expanding technology such as generative AI technologies. In addition, our financial condition and results of operation will continue to be affected by factors that affect internet commerce companies and by general deterioration in macroeconomic factors that could continue to increase the risks of lower consumer spending, other business interruptions, the global and economic uncertainty caused by, among other things, any lingering effects of the Hollywood actors and writers strike and public health crisis, the military conflicts between Russia and Ukraine and in the Middle East, tariffs or trade restrictions imposed by the U.S. and other countries, changes in political climate, and high interest rates, currency fluctuations, high inflation and labor shortages.
Impact of Currency Fluctuations
Assets and liabilities for subsidiaries with functional currencies other than the U.S. Dollar are recorded in foreign currencies and translated at the exchange rate on the Balance Sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to “Other comprehensive income (loss)”, as a separate component of stockholder’s equity. The Company recognized net foreign currency translation adjustment losses of $36.7 million during the year ended December 31, 2024 and net foreign currency translation adjustment gains of $21.9 million during the year ended December 31, 2023.
Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in “Foreign exchange gain (loss) – net” in the Consolidated Statements of Operations. For the year ended December 31, 2024, the Company recognized net foreign currency transaction gains of $36.1 million. For the year ended December 31, 2023, the Company recognized net foreign currency transaction losses of $23.8 million.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023
The following table sets forth our consolidated results of operations for the periods indicated.

(In thousands, except percentages)	Years Ended December 31,		increase (decrease)
	2024	2023	$ change	% change
Revenue	$939,287	$916,555	$22,732	2.5%
Cost of revenue (exclusive of depreciation and amortization)	253,068	250,249	2,819	1.1%
Selling, general and administrative expenses	407,796	402,516	5,280	1.3%
Depreciation	58,987	54,374	4,613	8.5%
Amortization	2,306	24,069	(21,763)	(90.4)%
Loss on litigation	20,491	116,051	(95,560)	NM
Recovery of loss on litigation	—	(60,000)	60,000	NM
Other operating expenses (income) – net	15,834	1,624	14,210	NM
Total operating expenses	758,482	788,883	(30,401)	(3.9)%
Income from operations	180,805	127,672	53,133	41.6%
Interest expense	(131,408)	(126,884)	(4,524)	3.6%
(Loss) gain on fair value adjustment for swaps – net	(1,459)	(7,573)	6,114	(80.7)%
Foreign exchange gain (loss) – net	36,071	(23,772)	59,843	(251.7)%
Other non-operating income (expense) – net	2,946	3,652	(706)	(19.3)%
Total other expense – net	(93,850)	(154,577)	60,727	(39.3)%
Income (loss) before income taxes	86,955	(26,905)	113,860	(423.2)%
Income tax (expense) benefit	(47,483)	46,482	(93,965)	(202.2)%

Net income (loss)	$39,472	$19,577	$19,895	101.6%
____________________
NM - Not meaningful

Revenue by product
(In thousands)	Years Ended December 31,				increase / (decrease)
	2024	% of revenue	2023	% of revenue	$ change	% change	CN % change
Creative	552,828	58.9%	578,739	63.1%	(25,911)	(4.5)%	(4.4)%
Editorial	345,932	36.8%	320,643	35.0%	25,289	7.9%	7.7%
Other	40,527	4.3%	17,173	1.9%	23,354	136.0%	136.4%
Total revenue	$939,287	100.0%	$916,555	100.0%	$22,732	2.5%	2.5%
Certain prior period amounts have been reclassified to conform to the current year presentation.
For the year ended December 31, 2024, reported revenue was $939.3 million as compared to reported revenue of $916.6 million for the year ended December 31, 2023. On a reported basis for the year ended December 31, 2024, revenue increased by 2.5% (2.5% CN) year over year.
Creative revenue decreased on a reported basis 4.5% (4.4% CN) for the year ended December 31, 2024. The decrease for the year ended December 31, 2024 was driven by declines in our ALC credit sales and ultra packs, ALC Premium RF and iStock monthly subscriptions (decreased $33.6 million). These declines were largely driven by our continued focus on driving customers to our committed solutions, as well as reduced revenue from Agency customers, which are accounted for entirely within Creative revenue and purchase mainly on an ALC basis. Additionally, within our

Creative committed solutions, there were increases in our iStock annual subscriptions (increased $15.8 million) which were partially offset by decreases in our Premium Access subscriptions (decreased $11.6 million). Additional impacts to committed solutions resulted from subscriber download patterns, with major events during the year skewing downloads more toward Editorial than Creative.

Editorial revenue increased on a reported basis 7.9% (7.7% CN) for the year ended December 31, 2024. The increase was driven by editorial subscriptions (increased $14.8 million), editorial assignments (increased $6.4 million) and editorial ALC (increased $5.6 million). Overall, the increase was spurred by growth in Sport, driven by quadrennial UEFA European Championship soccer tournament and the Paris 2024 Olympics coverage; News, propelled by the U.S. political spend; and finally Entertainment, as the prior year was impacted by the Hollywood strikes. Additional impacts to committed solutions resulted from subscriber download patterns, with major events during the year skewing downloads more toward Editorial than Creative.

Other revenue includes music licensing, digital asset management and distribution services, print sales, and data access and licensing revenues. Revenue for the year ended December 31, 2024 from our Other products increased on a reported basis by 136.0% (136.4% CN). The increase of $23.4 million is primarily driven by data access and licensing agreements.
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
Cost of revenue (exclusive of depreciation and amortization)

Cost of revenue for the year ended December 31, 2024 was $253.1 million (26.9% of revenue) compared to $250.2 million (27.3% of revenue) in the prior year. The change in cost of revenue as a percentage of revenue compared to the prior year was due primarily to revenue mix by product. Generally, cost of revenue rates vary modestly period over period based on changes in revenue mix by product, as royalty rates vary depending on the license model and use of content.
Selling, general and administrative expense
Reported SG&A expense increased by $5.3 million or 1.3% (1.2% CN) for the year ended December 31, 2024 as compared to the year ended December 31, 2023. SG&A fluctuations from the prior year include the following:

•increase of $4.3 million related to staff costs for the year ended December 31, 2024. The increase was driven by higher bonus and commission expense tied to Company performance, fringe benefits and salary and wages (increased $20.2 million), which were partially offset by a decrease in equity-based compensation (decreased $15.8 million).

•increase of $2.0 million related to travel and entertainment for the year ended December 31, 2024, primarily driven by higher travel expenses related to the Paris 2024 Olympics and the U.S. political coverage.

•decrease in marketing spend of 2.8% ($1.4 million) for the year ended December 31, 2024. For the year ended December 31, 2024, marketing spend as a percentage of revenue decreased to 5.0%, from the year ended December 31, 2023 ratio of 5.3%, which remains in line with historical trends.
Depreciation expense

For the year ended December 31, 2024, depreciation expense was $59.0 million, an increase of $4.6 million or 8.5%. The increase is due to capital investments made that are primarily related to internal software development as we continue to innovate and invest in the design, user experience and performance of our websites.
Amortization expense

For the year ended December 31, 2024, amortization expense was $2.3 million which was a decrease of $21.8 million or 90.4% compared to the prior year. The decline was attributed to several of the Company’s intangible assets becoming fully amortized in the prior year.
Loss on litigation

For the year ended December 31, 2024, the Company recognized loss on litigation of $20.5 million compared to $116.1 million in the year ended December 31, 2023. The loss on litigation consists of the summary judgement amounts to lawsuits filed by former public warrant holders, interest on the summary judgment, legal fees, and amortization of fees related to appeal bond. The Company will continue to see these expenses as we navigate through the appeal of the judgment in the actions captioned by Alta Partners, LLC. V Getty Images Holdings, Inc., Case No. 1:22-cv-08916 and CRCM Institutional Master Fund (BVI) LTD. et al v. Getty Images Holdings, Inc., Case No. 1:23-cv-01074, and incur legal fees related to the additional warrant cases.
Recovery of loss on litigation
For the year ended December 31, 2023, the Company recognized recovery of loss on litigation of $60.0 million, which represented the limit of the Company’s third-party insurance coverage related to the lawsuits filed by former public warrant holders. There was no such recovery of loss on litigation for the year ended December 31, 2024.
Other operating expenses – net

Other operating expenses - net was $15.8 million for the year ended December 31, 2024, compared to $1.6 million in the year ended December 31, 2023. Impairment of a long-lived asset, acquisition costs, pre-acquisition Unsplash employment tax obligations and settlements of claims primarily drove the increase. We expect other operating expenses to fluctuate from period to period as this line item is heavily influenced by non-recurring events such as claims, settlements, and gains/losses on asset disposals.
Interest expense

We recognized interest expense of $131.4 million and $126.9 million for the year ended December 31, 2024 and December 31, 2023, respectively. Our interest expense primarily consisted of interest charges on our outstanding U.S. Dollar and Euro term loans (the “Term Loans”), Senior Unsecured Notes (the “Senior Notes”), and our revolving credit facility, which remained undrawn, as well as the amortization of original issue discount on our Term Loans and amortization of deferred debt financing fees. The increase in interest expense from the prior year was primarily due to the maturity of our interest rate swaps.

(Loss) gain on fair value adjustment for swaps – net

We recognized fair value adjustment net losses for our swaps of $1.5 million for the year ended December 31, 2024, as our interest rate swaps matured in February 2024. For the year ended December 31, 2023 we recognized net losses of $7.6 million for our swaps. The losses were driven by changes in interest rates relative to the rates in our derivatives.

While we have experienced volatility in the fair value adjustments on our derivative instruments, we believe hedging allows us to reduce our exposure to interest rate and foreign currency risks. We will continue to evaluate opportunities to utilize swaps, forwards, and other instruments to mitigate financial risks associated with our business.
Foreign exchange gain (loss) – net

We recognized foreign exchange gains, net of $36.1 million for the year ended December 31, 2024, compared to net losses of $23.8 million for the year ended December 31, 2023. These changes were driven by volatility in foreign exchange rates, including fluctuations in the EUR related to our EUR Term Loans.

We expect continued volatility in foreign exchange gains and losses each period based on fluctuations in exchange rates impacting our foreign currency exposures.

Other non-operating income – net

We recognized other non-operating income, net of $2.9 million and $3.7 million for the year ended December 31, 2024 and December 31, 2023, respectively. The increase was primarily due to higher interest income, driven by an increase in U.S. interest rates. We expect continued fluctuation in this line item based on market interest rates.
Income taxes

The Company’s income tax expense increased by $94.0 million to an expense of $47.5 million for the year ended December 31, 2024, as compared to a benefit of $46.5 million for the year ended December 31, 2023. The Company’s effective income tax rate for the year ended December 31, 2024 is 54.6%, compared to 172.8% for the year ended December 31, 2023. The increase in tax expense compared to the prior year is primarily due to changes in pre-tax income (loss) and a release of Ireland valuation allowance in the prior year.
Comparison of the Years Ended December 31, 2023 and 2022
Consolidated Statements of Operations

(In thousands, except percentages)
(In thousands)	Years Ended December 31,		increase (decrease)
	2023	2022	$ change	% change
Revenue	$916,555	$926,244	$(9,689)	(1.0)%

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	250,249	254,990	(4,741)	(1.9)%
Selling, general and administrative expenses	402,516	375,582	26,934	7.2%
Depreciation	54,374	49,574	4,800	9.7%
Amortization	24,069	43,645	(19,576)	(44.9)%
Loss on litigation	116,051	1,101	114,950	NM
Recovery of loss on litigation	(60,000)	—	(60,000)	NM
Other operating expenses (income) – net	1,624	(681)	2,305	NM
Total operating expenses	788,883	724,211	64,672	8.9%
Income from operations	127,672	202,033	(74,361)	(36.8)%

Other (expense) income, net:
Interest expense	(126,884)	(117,229)	(9,655)	8.2%
(Loss) gain on fair value adjustment for swaps – net	(7,573)	23,508	(31,081)	NM
Foreign exchange gain (loss) – net	(23,772)	24,643	(48,415)	NM
Loss on extinguishment of debt	—	(2,693)	2,693	NM
Net loss on fair value adjustment for warrant liabilities	—	(160,728)	160,728	NM
Other non-operating income (expense) – net	3,652	(3,051)	6,703	NM

Total other expense – net	(154,577)	(235,550)	80,973	(34.4)%
Income (loss) before income taxes	(26,905)	(33,517)	6,612	(19.7)%
Income tax benefit (expense)	46,482	(44,126)	90,608	NM

Net income (loss)	$19,577	$(77,643)	$97,220	NM
____________________
NM - Not meaningful

Revenue by product

(In thousands, except percentages)
	Year ended December 31,				increase / (decrease)
	2023	% of revenue	2022	% of revenue	$ change	% change	CN % change
Creative	578,739	63.1%	585,406	63.2%	(6,667)	(1.1)%	(0.6)%
Editorial	320,643	35.0%	325,779	35.2%	(5,136)	(1.6)%	(1.2)%
Other	17,173	1.9%	15,059	1.6%	2,114	14.0%	14.8%
Total revenue	$916,555	100.0%	$926,244	100.0%	$(9,689)	(1.0)%	(0.5)%
Certain prior year amounts have been reclassified to conform to the current year presentation.
For the year ended December 31, 2023, reported revenue was $916.6 million as compared to reported revenue of $926.2 million for the year ended December 31, 2022. On a reported basis for the year ended December 31, 2023, revenue decreased by 1.0% (0.5% CN) year over year. Foreign exchange movements negatively impacted reported revenue growth for the year ended December 31, 2023 by 50 basis points, largely driven by the strengthening Dollar relative to the EUR and GBP. Additionally, starting in the second quarter of 2023, the Hollywood actors and writers strikes negatively impacted both our Creative and Editorial product lines.
Creative revenue decreased on a reported basis 1.1% (0.6% CN) for the year ended December 31, 2023. At the product level, decreases for the year included Getty Images Stills and Video (decreased $23.8 million) and iStock monthly subscriptions and ALC credit sales (decreased $11.3 million), which was in part due to our continued focus on driving customers to our committed solutions. Offsetting increases were led by our iStock annual subscriptions (increased $12.1 million) and Getty Images annual subscriptions (increased $17.2 million). Without the declines of our agency business, which sits entirely in Creative, the Creative business is growing.
Editorial revenue decreased on a reported basis 1.6% (1.2% CN) for the year ended December 31, 2023. The decrease was driven by editorial ALC (decreased $9.8 million), which is partially due to our continued focus on driving customers to our committed solutions. Also, comparative results were impacted by the US political midterm elections, Men’s World Cup and Winter Olympics all occurring in the prior year. Offsetting increases were seen across both assignments (increased by $3.4 million) and editorial subscriptions (increased $1.3 million).
Other revenue includes music licensing, digital asset management and distribution services, print sales, and data licensing revenues. Revenue for the year ended December 31, 2023 from our Other products increased on a reported basis by 14.0% (14.8% CN). The increase was driven by music licensing (increase of $1.2 million), digital asset management and distribution services (increase of $0.9 million) and data licensing (increase of $0.7 million), partially offset by print sales (decreased by $0.8 million).
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
Selling, general and administrative expense
Reported SG&A expense increased by $26.9 million or 7.2% (7.5% CN) for the year ended December 31, 2023 as compared to the year ended December 31, 2022. SG&A fluctuations from the prior period include the following:
•increase of $31.2 million related to staff costs for the year ended December 31, 2023. The increase was largely driven by equity-based compensation (increased $28.4 million), resulting primarily from grants of restricted stock units.
•increase in professional fees of $5.7 million for the year ended December 31, 2023. The increase was primarily related to legal fees associated with ongoing litigation related to our intellectual property rights. Beginning in the third quarter of 2023, the Company reclassified historical legal fees associated with our warrant litigation from

“Selling, general and administrative expenses” to “Loss on litigation” within the Consolidated Statements of Operations. As a result, for the six months ended June 30, 2023, $6.4 million has been reclassified to Loss on litigation and for the year ended December 31, 2022, $1.1 million has been reclassified to Loss on litigation.
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
Depreciation expense
For the year ended December 31, 2023, depreciation expense was $54.4 million which was in line with the prior year.
Amortization expense
For the year ended December 31, 2023, amortization expense was $24.1 million which was a decrease of $19.6 million compared to the prior year. The decrease was due to several of our intangible assets becoming fully amortized in the fourth quarter of 2022.
Loss on litigation
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
Recovery of loss on litigation
The Company has recognized recovery of loss on litigation of $60.0 million, which represents the limit of the Company’s third-party insurance coverage related to the lawsuits filed by former public warrant holders.
Other operating (income) expense – net
For the year ended December 31, 2023, the increase in other operating expense, net from the prior year was $2.3 million. This increase in net expense was due to the prior year change in fair value of the Contingent Consideration related to our Unsplash acquisition. For further details, see “Note 7 — Fair Value of Financial Instruments” in our consolidated financial statements included elsewhere in this Annual Report. Additionally, the prior year income from the change in fair value of Contingent Consideration was partially offset by expenses associated with the abandonment of some of our office space in North America as we continue to evaluate our global office space needs. We recognized insignificant amounts of other operating expense, net for the year ended December 31, 2023.
Interest expense
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
Fair value adjustment for swaps and foreign currency exchange contract - net
We recognized fair value adjustment loss for our swaps and foreign currency exchange contracts, net of $7.6 million for the year ended December 31, 2023, compared with net gains of $23.5 million for the year ended December 31, 2022. Gains and losses are driven by changes in interest and foreign exchange rates, relative to the rates in our derivatives.

Foreign exchange gain (loss) – net
We recognized foreign exchange losses, net of $23.8 million for the year ended December 31, 2023, compared with gains of $24.6 million for the year ended December 31, 2022. These changes were primarily driven by fluctuations in the EUR related to our EUR Term Loans.
Loss on extinguishment of debt
For the year ended December 31, 2022, the Company utilized proceeds from the Business Combination along with cash on hand to repay $300.0 million of outstanding indebtedness on its USD Term Loans. The loss on debt extinguishment represents the acceleration of the issuance costs and debt discount. There were no such costs in the year ended December 31, 2023.
Net loss on fair value adjustment of warrant liabilities
For the year ended December 31, 2022, there was a loss on fair value of our warrant liability of $160.7 million. There was no such warrant liability in the year ended December 31, 2023.
Other non-operating income (expense) – net
We recognized other non-operating income, net of $3.7 million and expense of $3.1 million for the year ended December 31, 2023 and December 31, 2022, respectively. For the year ended December 31, 2023, the income primarily related to interest income from our cash and cash equivalents. For the year ended December 31, 2022, the expense relates to the transaction costs that were allocated to the fair value of the warrant liability, which were expensed upon the Closing of the Business Combination.
Income taxes
The Company’s income tax expense decreased by $90.6 million to a benefit of ($46.5) million for the year ended December 31, 2023, as compared to an expense of $44.1 million for the year ended December 31, 2022. The Company’s effective income tax rate for the year ended December 31, 2023 is 172.8%, compared to (131.7%) for the year ended December 31, 2022. The decrease in tax expense compared to 2022 is primarily due to the release of the Ireland valuation allowance and a release of uncertain tax position reserves in 2023.
Liquidity and Capital Resources

Our sources of liquidity are our existing cash and cash equivalents, cash provided by operations and amounts available under our revolving credit facility. As of December 31, 2024, 2023 and 2022, we had cash and cash equivalents of $121.2 million, $136.6 million and $97.9 million, respectively, and availability under our revolving credit facility, which expires May 4, 2028.

For the year ended December 31, 2024, we used $57.8 million of cash to prepay a portion of our USD Term Loans. Our principal liquidity needs include debt service and capital expenditures, as well as those required to support working capital, internal growth, and strategic acquisitions and investments. Deferred revenue represents the majority of our current liabilities, which given its nature is not expected to require cash settlement.
We may also be subject to losses as a result of legal proceedings that may be in excess of amounts of insurance coverage available. In particular, we have insurance coverage of $60.0 million for losses in respect of the Initial Warrant Litigation, the Follow-on Warrant Litigation (each as defined in “Note 13 — Commitments and Contingencies”) and any additional litigation that is filed based on related facts or circumstances, including legal fees and expenses. As of December 31, 2024, we had a remaining insurance recovery receivable related thereto of approximately $45.0 million, with related litigation reserves of $111.0 million. The Company has posted an appeal bond in respect of the Initial Warrant Litigation and, to date, no portion of the judgments entered in the Initial Warrant Litigation, which are subject to appeal, has been paid. To the extent not reimbursed by insurance, we expect to fund any payments required for the resolution of pending legal proceedings with our sources of liquidity. See “Note 13 — Commitments and Contingencies” herein for additional discussions of the Initial Warrant Litigation and the Follow-On Warrant Litigation.
The Company has open tax audits in various jurisdictions and some of these jurisdictions require taxpayers to pay assessed taxes in advance or at the time of appealing such assessments. One such jurisdiction is Canada, where one of the

Company’s subsidiaries, iStockphoto ULC, received tax assessments from the Canada Revenue Agency (“CRA”) asserting additional tax is due. The position taken by the CRA is related to the transactions between iStockphoto ULC and other affiliates within the Getty Images group for the 2015 Canadian income tax return filed. The Company believes the CRA position lacks merit and intends to appeal and vigorously contest these assessments.
As part of the appeal process in Canada, the Company may be required to pay a portion of the assessment amount, which the Company estimates could be up to $17.4 million. Such required payment is not an admission that the Company believes it is subject to such taxes. The Company believes it is more likely than not it will prevail on appeal, however, if the CRA were to be successful in the appeal process, the Company estimates the maximum potential outcome could be up to $25.3 million.
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

Cash Flows

	Year Ended December 31,		increase (decrease)
(Dollars in thousands)	2024	2023	$ change	% change
Net cash provided by operating activities	$118,320	$132,716	$(14,396)	(10.8)%
Net cash used in investing activities	$(72,488)	$(56,999)	$(15,489)	(27.2)%
Net cash used in financing activities	$(56,218)	$(45,350)	$(10,868)	(24.0)%
Effects of exchange rate fluctuations	$(5,160)	$8,089	$(13,249)	NM
____________________
NM - Not meaningful
Operating Activities
Cash provided by operating activities is primarily comprised of net income, as adjusted for non-cash items, and changes in operating assets and liabilities. Non-cash adjustments consist primarily of depreciation, amortization, foreign currency gains and losses on our foreign denominated debt, and equity-based compensation.
For the year ended was December 31, 2024, cash provided by operating activities was $118.3 million as compared to cash provided by operating activities of $132.7 million for the year ended December 31, 2023. The decrease in cash provided by operating activities was primarily driven by an increase in cash paid for interest and taxes.
Investing Activities
The changes in cash flows from investing activities relate to purchases of property and equipment and internal software development as part of our ongoing efforts to innovate in the design, user experience, and performance of our websites. Additionally, on April 1, 2024, the Company acquired Motorsport Images LLC and Motorsport.com, Inc.
For the years ended December 31, 2024 and 2023, cash used in investing activities was $72.5 million and $57.0 million, respectively. The increase in cash used for investing activities was driven by the acquisition of Motorsport Images LLC and Motorsport.com, Inc. as we continue to expand our depth and breadth of content services.
Financing Activities
For the years ended December 31, 2024 and 2023, our financing activities used $56.2 million and $45.4 million of cash, respectively. Financing activities for the year ended December 31, 2024 included debt issuance costs, principal payments on our Term Loans and cash paid for settlement of employee tax related to equity-based awards, partially offset by the proceeds from common stock issuance.

	Year Ended December 31,		increase (decrease)
(Dollars in thousands)	2023	2022	$ change	% change
Net cash provided by operating activities	$132,716	$163,117	$(30,401)	(18.6)%
Net cash used in investing activities	$(56,999)	$(61,291)	$4,292	7.0%
Net cash used in financing activities	$(45,350)	$(184,347)	$138,997	75.4%
Effects of exchange rate fluctuations	$8,089	$(6,614)	$14,703	NM
____________________
NM - Not meaningful
Cash provided by operating activities was $132.7 million for the year ended December 31, 2023, as compared to cash provided by operating activities of $163.1 million for the year ended December 31, 2022. The primary driver of our decrease in cash provided by operating activities of $30.4 million was an increase in our interest expense driven by the rise in interest rates from 2022 to 2023. We also saw an increase in the use of cash related to our ongoing intellectual property rights and warrant litigation.

Our investing activities used $57.0 million and $61.3 million in cash during the years ended December 31, 2023 and 2022, respectively, which was used to acquire property and equipment. The property and equipment was mainly related to internal software development as we continued to innovate and invest in the design, user experience and performance of our websites.
For the years ended December 31, 2023 and 2022, our financing activities used $45.4 million and $184.3 million of cash, respectively. Financing activities for the year ended December 31, 2023 primarily includes voluntary principal payments on our Term Loans and cash paid for settlement of employee taxes related to exercise of equity-based awards, partially offset by proceeds from common stock issuance related to employee options exercised. Financing activities for the year ended December 31, 2022 primarily related to the Business Combination, including cash contributions ($864.2 million) which were used to pay equity issuance costs ($106.9 million), retire our Redeemable Preferred Stock ($615.0 million) and prepay a portion of our USD Term Loans ($310.4 million). Additionally, during the six months ended June 30, 2022, the Unsplash Inc. Two-Year Earnout was achieved and was paid during the three months ended September 30, 2022 ($10.0 million).
Contractual obligations, guarantees and other potentially significant uses of cash
A summary of contractual cash obligations as of December 31, 2024 were as follows:

(Dollars in thousands)	2025-2026	2027-2028	2029 and thereafter	Total
Long-term indebtedness, including current portion and interest[1]	$1,167,055	$314,625	$—	$1,481,680
Operating lease obligations[2]	22,000	13,041	17,573	52,614
Minimum royalty guarantee payments to suppliers of content[3]	69,070	26,534	10,000	105,604
IT Commitments	13,559	412	—	13,971
Other commitments	4,348	—	—	4,348
Total	$1,276,032	$354,612	$27,573	$1,658,217
____________________
1Interest payments are estimated based on interest rate curves valued as of December 31, 2024, and do not include effects of debt refinanced in the first quarter of 2025.
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
Off-balance sheet arrangements
From time to time, we may issue small amounts of letters of credit to provide credit support for leases, guarantees, and contractual commitments. The fair values of the letters of credit reflect the amount of the underlying obligation and are subject to fees competitively determined in the marketplace. As of December 31, 2024, 2023 and 2022, we had no material letters of credit outstanding or other off-balance sheet arrangements except for operating leases entered into in the normal course of business.
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
Potential Liability and Insurance
We indemnify certain customers from claims related to alleged infringements of the intellectual property rights of third parties or misappropriation of publicity or personality rights of third parties, such as claims arising from copyright infringement or failure to secure model and property releases for images we license if such a release is required. The standard terms of these indemnifications require us to defend those claims upon notice and pay related damages, if any. We typically mitigate this risk by requiring all uses of licenses to be within the scope of our licenses, and by securing necessary model and property releases for Creative Stills content and by contractually requiring contributing photographers and other content partners to do the same prior to submitting any content to us, and by limiting damages/liability in certain circumstances. Additionally, we require all contributors and Content Partners, as well as companies that are potential acquisition targets to warrant that the content licensed to or purchased by us does not and will not infringe upon or misappropriate the rights of third parties. We also require content providers, including contributing photographers, Content Partners and sellers of businesses or image collections that we have purchased to indemnify us in certain circumstances where a claim arises in relation to an image they have provided or sold to us. Content Partners are also typically required to carry insurance policies for losses related to such claims and individual contributors are encouraged to carry such policies and we have insurance policies to cover litigation costs for such claims. We will record liabilities for these indemnifications if and when such claims are probable and the range of possible payments and available recourse from content partners can be estimated, as applicable. Historically, the exposure to such claims has been immaterial, as were the recorded liabilities for intellectual property infringement at December 31, 2024, 2023 and 2022. As such, management believes the estimated fair value of these liabilities is minimal.
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
The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because management does not believe a material liability is probable, no related liabilities were recorded at December 31, 2024, 2023 and 2022. We are subject to a variety of claims and suits that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties and management’s judgment about these matters may change in the future. Additionally, we hold insurance policies that mitigate potential losses arising from certain indemnifications, and historically, significant costs related to performance under these obligations have not been incurred.
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
The recognition and measurement of revenue requires the use of judgments. Specifically, judgment is used in identifying the performance obligation included in each contract. At contract inception, we assess the product offerings in our contracts to identify performance obligations that are distinct. A performance obligation is distinct when it is separately identifiable from other items and if a customer can benefit from it on its own or with other resources that are readily available to the customer.
For digital content licenses, we recognize revenue on capped subscription-based, credit-based sales and single image licenses when content is downloaded, at which time the license is provided.
Litigation reserves and insurance recoveries
The Company recognizes a charge for litigation reserves when a loss is probable, and the amount is material and reasonably determinable. The amount accrued represents the Company’s best estimate of the loss, including related interest if applicable or, if no best estimate within a range of outcomes exists, the minimum amount in the range is reserved and high end of the range is disclosed. If it is determined that a loss is only reasonably possible or that a loss is probable but the amount is not reasonably estimable, the Company discloses the nature of the possible loss and gives an estimate of the possible range of loss. Our estimates and judgments could change based on new information, changes in laws or regulations, or the outcome of legal proceedings, settlements, or other factors. If different estimates and judgments were applied with respect to these matters, it is likely that reserves would be recorded for different amounts. The reserve for litigation is accrued in “Litigation Reserves” on the consolidated balance sheets and related legal and professional fees associated with the litigation are included in “Accounts Payable” or “Accrued Liabilities” on the consolidated balance sheets.
The Company also recognizes the benefit of recoveries of losses on litigation when it is probable that such recoveries will be received. These recoveries are typically receivable from our third-party insurance carriers for legal claims and related costs that are included in “Loss on Litigation” on the consolidated statement of operations.
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
Key Performance Indicators and Non-GAAP Financial Measures
    In addition to evaluating the Company’s performance on a GAAP basis, we use the below key performance indicators (“KPIs”) and financial measures that are not calculated according to generally accepted accounting principles (“GAAP”). We believe the non-GAAP measures of Currency Neutral (“CN”) revenue growth (expressed as a percentage) and Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”), Adjusted EBITDA less capex and Adjusted EBITDA margin are useful in evaluating our operating performance. These KPIs and non-GAAP financial measures help us monitor and evaluate the effectiveness of our operations and evaluate period-to-period comparisons. Management believes that these KPIs and non-GAAP financial measures help illustrate underlying trends in our business. We use KPIs and non-GAAP financial measures to establish budgets and operational goals (communicated internally and externally), manage our business and evaluate our performance. We also believe that management and investors benefit from referring to our KPIs and non-GAAP financial measures as supplemental information in assessing our performance and when planning, forecasting, and analyzing future periods. We believe our KPIs and non-GAAP financial measures are useful to investors both because they allow for greater transparency with respect to financial measures used by management in their financial and operational decision-making and also because investors and the analyst community use them to help evaluate the health of our business. The non-GAAP financial information is presented for supplemental informational purposes only, and should not be considered a substitute for financial information presented. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most comparable GAAP financial measures.
Key Performance Indicators
Our KPIs outlined below are the metrics that provide management with the most immediate understanding of the drivers of business performance and our ability to deliver shareholder return, track to financial targets and prioritize customer satisfaction. Our KPIs are reported on a trailing, or last, 12-month basis (“LTM”).

	Years Ended December 31,
	2024	2023	2022
LTM total purchasing customers (thousands)[1]	717	799	835
LTM total active annual subscribers (thousands)[1]	314	236	129
LTM paid download volume (millions)[1,2]	93	95	95
LTM annual subscriber revenue retention rate	92.9%	92.4%	100.1%
Image collection (millions)[1]	572	535	497
Video collection (millions)	32	28	24
LTM video attachment rate[1]	16.5%	14.1%	13.1%
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
Total purchasing customers decreased to 717 thousand for the LTM ended December 31, 2024, compared to 799 thousand and 835 thousand for the LTM ended December 31, 2023 and 2022, respectively. This decrease can be attributed to lower ALC transaction volume primarily due to the ongoing shift of our customers to more committed annual subscription products. Importantly, the shift into more committed solutions continues to have a positive impact on annual revenue per purchasing customer, which grew by 14.2% to $1,310 for the LTM ended December 31, 2024 from $1,147 for the LTM ended December 31, 2023.
Total active annual subscribers
Total active annual subscribers is the count of customers who were on an annual subscription product during the LTM reporting period. This metric provides management and investors with visibility into the rate at which we are growing our annual subscriber base and is highly correlated to the percentage of our revenue that comes from annual subscription products.
Total active annual subscribers increased to 314 thousand for the LTM ended December 31, 2024 compared to 236 thousand and 129 thousand for the LTM ended December 31, 2023 and 2022, respectively. Expanded e-commerce subscriptions including iStock and Unsplash+ subscriptions primarily drove growth. This reflects our strategic focus on subscription offerings to provide comprehensive content solutions. A significant portion of the annual subscribers were new customers, with many coming from our growth expansion markets and a substantial number of new subscribers also coming from our core markets. We have a strong pipeline of new customers as demand for visual content remains strong, while also helping existing customers evolve with their expanding visual narratives.
Paid download volume
Paid download volume is a count of the number of paid downloads by our customers in the reported period. This metric informs both management and investors about the volumes at which customers are engaging with our content over time.
Paid download volume decreased slightly for the LTM ended December 31, 2024, as compared to the LTM ended December 31, 2023 and 2022. We believe that the steady demand in paid download volumes during the last twelve month period that had a myriad of macro-economic challenges, is a strong outcome and signals that our content continues to meet our customers evolving needs.

Annual subscriber revenue retention rate
The annual subscriber revenue retention rate calculates retention of total revenue for customers on annual subscription products, comparing the customer’s total booked revenue (inclusive of spend for annual subscription and non-annual subscription products) in the LTM period to the prior twelve month period. For example, LTM annual subscriber booked revenue (the amount of revenue invoiced to customers) for the period ended December 31, 2024 was 92.9% of revenue from these customers in the period ended December 31, 2023. Revenue retention rate informs management and investors on the degree to which we are maintaining or growing revenue from our annual subscriber base. As we continue to focus on growing subscriptions as percentage of total revenue, revenue retention for these customers is a key driver of the predictability of our financial model with respect to revenue.
The annual subscriber revenue retention rate increased for the LTM ended December 31, 2024, as compared to the LTM ended December 31, 2023 but down compared to the LTM ended December 31, 2022. Our strong revenue retention rates are a testament to the significant value that our subscription products deliver to our customers. This strong performance underscores the trust and satisfaction our customers have in our offerings, highlighting the effectiveness and enduring appeal of our solutions in meeting their needs over time.
Image and Video collection
Image and Video collection is a count of the total images and videos in our content library as of the reporting date. Management and investors can view growth in the size, both depth and breadth, of the content library as an indication of our ability to continue to expand our content offering with premium, high quality, contemporary content to meet the evolving needs of our customers. Image and video collections increased during the LTM ended December 31, 2024 as compared to LTM periods ending December 31, 2023 and 2022. Our image collection grew 7% to 572 images as of December 31, 2024 compared to 535 as of December 31, 2023. Our video collection grew 17% to 32 million videos over the same period.
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
The video attachment rate increased to 16.5% in the LTM ended December 31, 2024 from 14.1% and 13.1% as compared to the LTM ended December 31, 2023 and 2022, respectively. The video attachment rate provides management and investors with an indication of our customers’ level of engagement with our video content offering. Our expansion of video across our subscription products is focused on further increasing the attachment rate over time. The increase in the video attachment rate reflects increased customer awareness of our video offering, improved search and site prominence for video content, and upselling of video into subscriptions.
Non-GAAP Financial Measures
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

(in thousands)	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$39,472	$19,577	$(77,643)
Add/(less) non-GAAP adjustments:
Depreciation and amortization	61,293	78,443	93,219
Loss on litigation, net of recovery [1]	20,491	56,051	1,101
Other operating expenses – net	15,834	1,624	(681)
Interest expense	131,408	126,884	117,229
Fair value adjustments, foreign exchange and other non operating (expense) income — net[2]	(37,558)	27,693	(45,100)
Loss on extinguishment of debt	—	—	2,693
Net loss on fair value adjustment for warrant liabilities	—	—	160,728
Income tax expense (benefits)	47,483	(46,482)	44,126
Equity-based compensation expense, net of capitalization	21,848	37,652	9,292
Adjusted EBITDA	$300,271	$301,442	$304,964
Capex	57,450	56,998	59,291
Adjusted EBITDA less capex	242,821	244,444	245,673
Net income (loss) margin	4.2%	2.1%	(8.4)%
Adjusted EBITDA Margin	32.0%	32.9%	32.9%
____________________
1 Beginning with the third quarter of 2023 reporting period, the Company reclassified historical legal fees associated with our warrant litigation from “Selling, general and administrative expenses” to “Loss on litigation” within the Consolidated Statements of Operations. The aggregate amount of these fees reported through June 30, 2023, totaled $7.5 million, with $1.1 million recognized for the three months ended December 31, 2022 and $6.4 million recognized for the six months ended June 30, 2023. This change in classification serves to increase our Adjusted EBITDA by $6.4 million for the year ended December 31, 2023 and $1.1 million for the year ended December 31, 2022, when compared to classification in prior periods.
2 Fair value adjustments for our swaps and foreign currency exchange contracts, foreign exchange gains (losses) and other insignificant non-operating related (expenses) income.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest rate market risk

For the year ended December 31, 2024, we were exposed to changes in Adjusted Term SOFR interest rates on the USD Term Loans of the senior secured credit facilities, subject to a minimum floor of 0.00%. As of December 31, 2024, the applicable Adjusted Term SOFR was above said floor. To offset our exposure to interest rate changes, Getty Images entered into interest rate swap agreements with notionals of $355.0 million. These swap arrangements also had an embedded floor of 0.00%. The interest rate swap agreement matured February 19, 2024. Based on $579.2 million of principal outstanding as of December 31, 2024 on our USD Term Loan of our senior secured credit facility, each one eighth percentage point increase in the Adjusted Term SOFR rate thereafter would have correspondingly increased our interest expense on the senior secured credit facilities by approximately $0.7 million per annum. We were also exposed to changes in EURIBOR interest rates on the EUR Term Loans, subject to a minimum floor of 0.00%. As of December 31, 2024, the principal outstanding of our EUR Term Loans of the senior secured term was €419.0 million. Based on the principal outstanding as of December 31, 2024, each one eighth percentage point increase in the EURIBOR rate would have correspondingly increased our interest expense on the senior secured credit facilities by approximately $0.6 million per annum.

On February 21, 2025, Getty Images amended the Existing Credit Agreement, pursuant to which, among other things, the Original USD Term Loans were repaid in full and the Dollar Fixed Rate Term B-1 Loans were incurred. The Dollar Fixed Rate Term B-1 Loans are subject to a fixed interest rate. As of the Amendment Effective Date, Getty Images is no longer exposed to fluctuation in Adjusted Term SOFR). Getty Images continues to be exposed to changes in

EURIBOR interest rates on the Euro Term B-1 Loans under the Amended Credit Agreement. Please refer to “Note 23 — Subsequent Events” in our consolidated financial statements for more discussion on the Refinancing Amendment.
Foreign currency market risk

We are exposed to foreign currency risk by virtue of our international operations. For each of the years ended December 31, 2024 and 2023, we derived approximately 43% of our revenue from operations outside the United States. Getty Images and its subsidiaries enter into transactions that are denominated in currencies other than Getty Images’ functional currency, including the Euro and British pounds. Some of these transactions result in foreign currency denominated assets and liabilities that are revalued each month. Upon revaluation, transaction gains and losses are generated, which, with the exception of those related to long-term intercompany balances, are reported as exchange gains and losses in our Consolidated Statements of Operations in the periods in which the exchange rates fluctuate. Transaction gains and losses on foreign currency denominated long-term intercompany balances for which settlement is not planned or anticipated in the foreseeable future, are reported in “Accumulated other comprehensive loss” in our consolidated balance sheets.

Transaction gains and losses arising from revaluation of assets and liabilities denominated in the same foreign currencies may offset each other, in part, acting as a natural hedge. Where our assets and liabilities are not naturally hedged, we may enter into non-exotic foreign currency exchange contracts to reduce our exposure to transaction gains and losses. These foreign exchange contracts are generally up to eighteen months in original maturity and primarily require the sale of either the Euro or British Pounds and the purchase of U.S. Dollars. The contracts during the current period have not been designated as hedges as defined by ASC 815, “Derivatives and Hedging,” and therefore gains and losses arising from revaluation of these forward contracts are recorded as “Foreign exchange gain (loss) – net” in our Consolidated Statements of Operations in the periods in which the exchange rates fluctuate. These gains and losses generally offset, at least in part, the gains and losses of the underlying exposures that are being hedged.

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
Item 8.    Financial Statements and Supplementary Data.
The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth on pages F-2 through F-43 of this Annual Report on Form 10-K.
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon our evaluation management concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level.

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

Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of December 31, 2024, our internal controls over financial reporting were effective.
As we are an “emerging growth company” and “smaller reporting company,” we are exempt from the requirement to obtain an attestation report from our independent registered public accounting firm on the assessment of our internal controls pursuant to Sarbanes-Oxley Act of 2002, and this Annual Report does not include such attestation report.
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
Item 9B.    Other Information.

Insider Trading Arrangements and Policies

Other than described in the table below, during the fiscal quarter ended December 31, 2024, none of our directors and officers (as defined in Section 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K).

			Trading Arrangement
Name and Title	Action	Date Adopted/ Terminated	Rule 10b5-1	Total Shares to be Sold	Expiration Date
Lizanne Vaughan, Former Senior Vice President, Former Chief People Officer[1]	Terminate	11/14/2024	X	300,000	12/19/2025

(1) Ms. Vaughan separated from the Company effective October 31, 2024.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance

Code of Conduct and Business Ethics for Employees, Executive Officers, and Directors

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

Executive Officers and Board of Directors

The following persons are the members of our Board of Directors and our executive officers as of the date of this Annual Report:

Name	Age	Position
Executive Officers
Craig Peters	55	Chief Executive Officer, Director (Class III)
Mikael Cho	38	Senior Vice President, CEO, Unsplash
Grant Farhall	49	Senior Vice President, Chief Product Officer
Gene Foca	59	Senior Vice President, Chief Marketing Officer
Nate Gandert	51	Senior Vice President, Chief Technology Officer
Chris Hoel	53	Vice President, Chief Accounting Officer
Kjelti Kellough	51	Senior Vice President, General Counsel
Jennifer Leyden	51	Senior Vice President, Chief Financial Officer
Ken Mainardis	53	Senior Vice President, Global Content
Peter Orlowsky	56	Senior Vice President, Strategic Development
Michael Teaster	58	Senior Vice President, Chief of Staff
Daine March Weston	37	Senior Vice President, Ecommerce
Non-Employee Directors
Mark Getty, self-employed, serving in various capacities including Trustee and director of various Getty family entities	64	Chair (Class II)
Patrick Maxwell, Private Equity Management	59	Director (Class I)
James Quella, self-employed	75	Director (Class I)
Jeffrey Titterton, Chief Marketing Officer, Stripe, Inc.	52	Director (Class I)
Chinh Chu, Senior Managing Director and Founder, CC Capital Partners, LLC	58	Director (Class II)
Brett Watson, President, Koch Equity Development LLC	44	Director (Class II)
Tracy Knox, self-employed	53	Director (Class II)
Michael Harris, Managing Director of Koch Equity Development LLC	45	Director (Class III)
Hilary Schneider, Strategic Advisor to the Board of Directors of Shutterfly	63	Director (Class III)

Executive Officers

All of our executive officers, other than Grant Farhall, Kjelti Kellough, Ken Mainardis and Daine Weston are located in the United States. For the biography of Craig Peters, our chief executive officer and director, see “—Directors” below.

Mikael Cho
Mr. Cho has served as Co-Founder and Chief Executive Officer for Unsplash, a subsidiary of the Company, since 2013 and is responsible for leading and operating Unsplash’s overall strategy and vision. In 2013, Mr. Cho founded Unsplash as a blog with ten photos and the mission to make world-class images accessible to enable everyone to create. Prior to founding Unsplash, Mr. Cho held co-founder and leadership roles at companies in the digital and creative sectors, including Crew, a marketplace for creative talent, Uber Foundry, a digital design studio, and WHYNOTBLUE Digital Agency.
Grant Farhall
Mr. Farhall has served as our Senior Vice President, Chief Product Officer since 2020, where he is responsible for our overall product strategy and vision. In his role, Mr. Farhall oversees our websites, user experiences, customer research and generative AI strategy, with the aim of making it easier for our customers to discover, license and share content to connect with their audiences, and drive impact for the business. His career at Getty Images spans more than a decade, including his prior role as Vice President of Ecommerce from 2019 until 2020 and his role as General Manager of iStock from 2017 until 2019. Prior to joining Getty Images, Mr. Farhall worked in broadcast journalism and managed several design and web development agencies.

Gene Foca
Mr. Foca has served as our Senior Vice President, Chief Marketing and Revenue Officer since 2017 and effective May 1, 2023, as Senior Vice President, Chief Marketing and Revenue Officer. As Chief Marketing and Revenue Officer, Mr. Foca is responsible for leading global marketing, sales, ecommerce and communications for Getty Images, overseeing our brand portfolio, strategy and execution for all marketing channels from digital to communications, marketing data science and operations and global sales, including outbound sales, customer success and customer service. He has a wealth of experience across ecommerce, product and digital marketing, bringing over 20 years’ experience as a strategic and data driven leader, launching and growing some of the world’s biggest content and ecommerce businesses. Mr. Foca joined Getty Images after nearly five years at Amazon in Seattle and New York from 2012 through 2016, working with Kindle and retail ecommerce, as well as a brief stint at Fresh Direct overseeing customer marketing. Prior to that, he served as SVP of Marketing for News Digital/News Corporation, where he focused on content app launches and subscription marketing from 2010 until 2011. He previously spent nearly 19 years at Time Warner in senior ecommerce and consumer marketing leadership roles, primarily with the Time Incorporated division from 1991 until 2010.
Nate Gandert
Mr. Gandert has served as our Senior Vice President, Chief Technology Officer since 2016. In his role as Chief Technology Officer, Mr. Gandert is responsible for leading our overall technology strategy and vision, as well as our data and insights capabilities. Mr. Gandert oversees all advancements, innovations and operations delivered by the technology and product functions, including our search architecture, application and software development, ecommerce platform and websites with the aim of enriching our product offering to better serve customers worldwide. His remit also includes the development of internal and customer value using data, AI and machine learning.
Mr. Gandert’s career at Getty Images spans over 13 years during which time he has served in various Vice President, Senior Director, Director and professional level roles. Prior to joining Getty Images, Mr. Gandert held vice president and leadership roles at other companies in the ecommerce and media sectors, holding more than 25 years of industry experience overall.
Chris Hoel
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
Kjelti Kellough
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
Jennifer Leyden
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
Ken Mainardis
Mr. Mainardis was appointed as our Senior Vice President, Editorial in October 2023, and he previously served as our Senior Vice President, Global Content. He oversees all of our content divisions across its editorial spectrum. From sport, entertainment, news, to archival product lines, Mr. Mainardis has responsibility for overseeing the production and licensing of photography, video, paid assignment solutions and associated services. Mr. Mainardis joined Getty Images in 2004 as Managing Editor, EMEA and a year later became Director of Editorial Photography with a focus on major editorial events. In April 2010, Mr. Mainardis took on the new role of Senior Director, Editorial Services and Events with a global brief responsible for editorial event operations and services. In February 2013, he was appointed Vice President, Sports Imagery and Operations, before being promoted to Senior Vice President of Editorial in 2017. Mr. Mainardis began his career in 1995 as an assignments editor for the Reuters News Agency in their London bureau, before taking on the role of Global Sports Editor for Reuters Pictures in 2000. Mr. Mainardis is also a board member of the News Media Coalition, a not-for-profit trade organization protecting the news media’s access to events of public interest.
Peter Orlowsky
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

Michael Teaster
As our senior vice president, Chief of Staff, since September 2022, Mr. Teaser supports our Global Leadership Team and our Board of Directors with company planning, priority management, and delivery. Mr. Teaser has 30 years of industry-related experience and has served in several executive roles for Getty Images. Prior to his current role, Mr. Teaser served as Senior Vice President of Business Operations from 2017 to 2019, before which he also served as Senior Vice President of Global Sales from 2008 to 2017, among other executive roles. Previously, Mr. Teaser served as Vice President of Licensee Relations for The Image Bank, a company that was later acquired by Getty Images in 1999.
Daine Weston
Mr. Weston was appointed Senior Vice President, Ecommerce, in May 2023. As the Senior Vice President of Ecommerce, Daine Weston leads Getty Images’ efforts to enhance its online business by delivering exceptional customer experience across its ecommerce platform and websites, digital marketing initiatives, SEO strategy, and ecommerce operations. Based in New York, Mr. Weston sits on the company’s executive team, providing valuable insights and strategic direction to support the company’s growth. With over 15 years of experience in digital marketing, he has made significant contributions to Getty Images’ success. He was instrumental in developing a scalable global model for display and remarketing efforts across multiple brands and countries during his time in Calgary. As the head of Getty Images EMEA Digital Marketing team in London, Mr. Weston successfully drove growth in customer acquisition across all paid marketing channels. As Vice President of Digital Marketing & Demand Generation at Getty Images, he oversaw customer acquisition, paid marketing investments, and demand generation efforts globally. Prior to joining Getty Images in 2015, Mr. Weston was a key player at OMD Digital and OMD International, where he led efforts for major clients such as Vodafone, Sky Television, McDonald’s, Johnson & Johnson, Air New Zealand and Sony. Mr. Weston received a double major in advertising and marketing from AUT University in Auckland, New Zealand.

Directors

Mark Getty
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

Craig Peters
    Craig Peters has served as our Chief Executive Officer and a director since 2019. As CEO, Mr. Peters has overarching responsibility for the organization across its Getty Images, iStock and Unsplash brands. Mr. Peters joined Getty Images in 2007 and prior to being appointed CEO in 2019, he served as Chief Operating Officer with previous leadership roles across Content, Product, Marketing, Technology and Business Development.
Prior to joining Getty Images, Mr. Peters held key leadership roles in media and technology within established and early stage organizations. These included WireImage (acquired by Getty Images), FOX Sports Interactive, the PGA TOUR, Homestead.com (acquired by Intuit) and positions with A. T. Kearney and Eastman Kodak Company. In 2005 while at the PGA TOUR, Craig accepted an Emmy by the National Television Academy for Outstanding Achievement in Advanced Media Technology for the Enhancement of Original Television Content. Mr. Peters holds an MBA from The Wharton School of Business and a BS in Finance from The Ohio State University.

Patrick Maxwell
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

James Quella
Mr. Quella has served on our Board of Directors since July 2022, and also serves as a member of the Audit Committee. Mr. Quella previously served as a director of CCNB from August 2020 through the Closing Date of July 2022. Mr. Quella currently serves as a director and has served on the Compensation and Audit Committees of Dun & Bradstreet Corporation (NYSE: DUN) since April 2019. Mr. Quella has previously served as chairman of the board of Michaels Companies, Inc. (when it was listed on the Nasdaq Stock Market) from March 2019 to April 2021, having previously served as Lead Independent Director since November 2018 and as a Director of Fidelity & Guaranty Life Insurance Company from 2017 to 2020. Mr. Quella retired as a Senior Managing Director, Senior Operating Partner and Head of the Portfolio Operations Group at Blackstone, an investment business on behalf of pension funds, large institutions and individuals, in the Private Equity Group in June 2013, having served in these roles since February 2003. Mr. Quella was Managing Director in Private Equity and Senior Operating Partner and Head of the Portfolio Operations Group at DLJ Merchant Banking from 2000 to 2003. In the last 20 years, Mr. Quella has been a director of Advanstar, Allied Waste, Catalent Pharma Solutions, Inc., Columbia House, Celanese Corporation, Decrane Aerospace, DJO Global, Inc., Freescale Semiconductor, Inc., Graham Packaging Company, L.P., Houghton Mifflin Harcourt Company, Intelenet Global Services, Jostens, Lionbridge Technologies, Inc., The Nielsen Company, Vanguard Health Systems, Inc., and Von Hoffman. Mr. Quella received a B.A. in International Studies from The University of Wisconsin-Madison and an M.B.A. with Dean’s Honors from the University of Chicago Graduate School of Business.

Jeffrey Titterton
Mr. Titterton has served on our Board of Directors since November 2022, currently serves as the Chief Marketing Officer of Stripe, Inc., and served as the Chief Operating Officer of Zendesk Inc. from April 2021 until November 2022. He previously served as Zendesk Inc.’s Chief Marketing Officer from October 2018 until April 2021 and its Senior Vice President, Marketing from May 2017 to October 2018. From January 2017 to May 2017, Mr. Titterton served as the Head of Global Campaign and Engagement Marketing for Adobe Inc., a software company, and as Head of Engagement Marketing, Creative Cloud, from August 2013 to January 2017. Prior to that, Mr. Titterton served as the Chief Marketing Officer for 99designs, a graphic design marketplace, from August 2011 to August 2013. Mr. Titterton holds a B.A. in English with a concentration in economics from Cornell University.

Chinh Chu
Mr. Chu served as Chief Executive Officer and Director of CCNB from May 2020 through the Closing Date, and as a director on our Board of Directors since the Closing Date. Mr. Chu has over 30 years of investment and acquisition experience. Mr. Chu also served as Chief Executive Officer and Director of CCNB1 (NYSE: PCPL) from August 2020 until the consummation of the business combination with E2open Holdings, LLC in February 2021 (NYSE: ETWO). Mr. Chu now serves as the chairman of the Board of Directors of E2open (NYSE: ETWO) since February 2021. Mr. Chu served as the Vice Chairman of Collier Creek Holdings (“Collier Creek”) (NYSE: CCH), a blank check company co-founded by him and formed for substantially similar purposes as CCNB. On August 28, 2020, Collier Creek consummated the acquisition of Utz Brands Holdings, LLC, the parent of Utz Quality Foods, LLC, a leading manufacturer of branded salty snacks, to form Utz Brands (NYSE: UTZ). In 2016, Mr. Chu co-founded CF Corporation for substantially similar purposes as CCNB. CF Corporation sold 69.0 million units in its IPO, generating gross proceeds of $690.0 million. On November 30, 2017, CF Corporation consummated the acquisition of Fidelity & Guaranty Life, a provider of annuities and life insurance products, for approximately $1.835 billion plus the assumption of $405 million of existing debt, and related transactions. In connection with the FGL business combination, the name of the company was changed from “CF Corporation” to “FGL Holdings” (NYSE: FG). Mr. Chu served as Co-Executive Chairman of FGL Holdings.
Mr. Chu is the founder and the Senior Managing Partner of CC Capital, a private investment firm which he founded in 2016. As Senior Managing Director of CC Capital, Mr. Chu led the effort to take Dun & Bradstreet private in a $7.2 billion deal that closed in February 2019. Before founding CC Capital, Mr. Chu worked at Blackstone from 1990 to December 2015, where Mr. Chu led numerous investments across multiple sectors, including technology, financial services, chemicals, specialty pharma and healthcare products, and packaging. Mr. Chu was a Senior Managing Director at Blackstone from 2000 until his departure in December 2015, where he served, at various points, as a member of Blackstone’s Executive Committee, the Co-Chair of Blackstone’s Private Equity Executive Committee and as a member of Blackstone Capital Partners’ Investment Committee.
Before joining Blackstone in 1990, Mr. Chu worked at Salomon Brothers in the Mergers & Acquisitions Department. In addition to Mr. Chu’s role as Chairman of E2open, he has served on the boards of directors of Dun & Bradstreet (NYSE: DNB) since 2019 and E2open Holdings, LLC (NYSE: ETWO) since 2020. Mr. Chu previously served on the Board of Directors of AVINTIV from 2011 to 2012, BankUnited Inc. from 2009 to 2014, Kronos Incorporated from 2014 to 2015, Biomet, Inc. from July 2007 to September 2007 and from 2013 to 2015, Freescale Semiconductor, Ltd. from 2011 to 2015, HealthMarkets, Inc. from 2006 to 2016 and NCR Corporation (NYSE: NCR) from 2015 to 2021. Mr. Chu also previously served on the Board of Directors of Stearns Mortgage, Alliant Insurance Services, Inc., AlliedBarton Security Services, Celanese Corporation, DJO Global, Inc., Graham Packaging, the London International Financial Futures and Options Exchange, Nalco Company, Nycomed, Stiefel Laboratories and SunGard Data Systems, Inc. Mr. Chu received a B.S. in Finance from the University of Buffalo.
Tracy Knox
Ms. Knox has served as a director on our Board of Directors since April 10, 2024, and she previously served as the Chief Financial Officer of Rover Group, the world’s largest online marketplace for pet care from 2017 through its public listing and SPAC merger in 2021, retiring at the end of 2022. Prior to that, Ms. Knox served as Chief Financial Officer of Rightside, a leading domain name service company from its public listing in 2014 until it’s sale in 2017, as Chief Financial Officer at A Place for Mom from 2013 until 2014, as Chief Financial Officer at UIEvolution from 2011 until 2013, and at drugstore.com from 2003, including as Chief Finance Officer from 2008 until 2011.
Ms. Knox also serves on the boards of Babylist since 2021 and Pet Partners since 2023. Ms. Knox holds a B.S. in Accounting from Indiana University and a M.B.A. with honors from University of Washington.
Brett Watson
Mr. Watson has served on our Board of Directors since February 2019. Mr. Watson has been the President of Koch Equity Development LLC since December of 2020. Before that, Mr. Watson was a Senior Managing Director of Koch Equity Development LLC.
In addition to his board position at Getty Images, Mr. Watson currently serves on the boards of directors of the parent companies of Infor, Hexagon AB, Transaction Network Services, and MI Windows and Doors. He formerly served on the boards of directors of ADT Inc., Solera Holdings Inc., Globus, and the Flint Group. Mr. Watson earned both his B.S. and M.B.A. degrees from Binghamton University.

Michael Harris
Mr. Harris has served on our Board of Directors since February 2019. Since 2019, Mr. Harris has also served as a Managing Director of Koch Equity Development, where he has been employed since October 2013. Mr. Harris is responsible for the origination, evaluation and execution of acquisitions and investments for Koch Industries, Inc. In this capacity, he evaluates opportunities across industries with specific expertise in the software, technology, aerospace and defense, and industrial manufacturing sectors. Prior to joining Koch, Mr. Harris worked for Bank of America Merrill Lynch advising clients on mergers and acquisitions, capital deployment and structured equity capital alternatives from 2011 to 2013. He has also previously worked at Orbital Sciences Corporation as a mechanical engineer in their Launch Systems group from 2005 to 2011.
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
Hilary Schneider
Ms. Schneider has served on our Board of Directors since 2020 and is the former Chief Executive Officer and current Strategic Advisor to the Board of Directors of Shutterfly, a leading ecommerce and manufacturing platform for personalized products and custom design, since 2020. Ms. Schneider previously served as Chief Executive Officer of Wag!, the country’s largest on-demand mobile dog walking and dog care service, from 2018 to 2019. Prior to this role, Ms. Schneider served as President and CEO of LifeLock, the leader in identity theft protection, through its public listing and acquisition by Symantec, as well as serving in a series of executive positions at Yahoo! From 2006 to 2010 and in several senior leadership roles at Knight Ridder from 2002 to 2005.
In addition to her board position at Getty Images, Ms. Schneider also serves on the boards of Vail Resorts, Inc. (NYSE: MTN) and Digital Ocean since 2010, and water.org since 2011. Ms. Schneider holds a B.A. in economics from Brown University and an M.B.A. from Harvard Business School.
Corporate Governance
Board Composition
Our business and affairs are organized under the direction of our Board of Directors. Our Board of Directors currently consists of ten members. The primary responsibilities of our Board of Directors are to provide oversight, strategic guidance, counseling and direction to our management. Our Board of Directors meets on a regular basis and additionally as required.
In accordance with our Amended and Restated Certificate of Incorporation, our Board of Directors is divided into three classes, Class I, Class II and Class III, with members of each class serving staggered three-year terms. Currently, our Board of Directors is divided into the following classes:
•Class I, which consists of Patrick Maxwell, James Quella and Jeffrey Titterton, whose terms will expire at the 2027 Annual Meeting;
•Class II, which consists of Mark Getty, Chinh Chu, Tracy Knox and Brett Watson, whose terms will expire at the Company’s annual meeting of stockholders to be held in 2025; and
•Class III, which consists of Hilary Schneider, Michael Harris, and Craig Peters, whose terms will expire at the Company’s annual meeting of stockholders to be held in 2026.
At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election and until their successors are duly elected and qualified. This classification of our Board of Directors may have the effect of delaying or preventing changes in our control or management.
Further, in connection with the execution of the Business Combination Agreement, CC Neuberger Principal Holdings II Sponsor LLC (the “Sponsor”), the equityholders of the Sponsor, certain equityholders of Legacy Getty and certain other parties thereto entered into the Stockholders Agreement dated December 9, 2021 with Getty Images (then Vector Holding, LLC), pursuant to which, among other things, our Board of Directors consists of (i) three directors nominated by Getty Investments LLC (“Getty Investments”), (ii) two directors nominated by Koch Icon Investments, LLC (“Koch Icon”), (iii) one director nominated by CC Capital Partners, LLC (“CC Capital”), (iv) the chief executive officer of Getty Images and (v) a number of independent directors sufficient to comply with the requisite independence requirements of the NYSE and the rules and regulations of the SEC. The number of nominees that each of Getty Investments, Koch Icon and CC Capital will continue to be entitled to nominate pursuant to the Stockholders Agreement is subject to reduction based on the aggregate number of shares of Class A common stock held by such stockholders (together with their successors and any permitted transferees), as follows:
•For so long as (i) the Getty Family Stockholders beneficially own, in the aggregate, at least 52,000,000 shares of Class A common stock, as adjusted for stock splits, stock combinations, and the like (the “Three Director Appointment Threshold”), Getty Investments shall be entitled to nominate three individuals to our Board of Directors, (ii) if the Getty Family Stockholders do not meet the Three Director Appointment Threshold, but the Getty Family Stockholders beneficially own, in the aggregate, at least 26,000,000 shares of Class A common stock, as adjusted for stock splits, stock combinations, and the like (the “Two Director Appointment Threshold”), Getty Investments shall be entitled to nominate two individuals to the our Board of Directors, and (iii) the Getty Family Stockholders beneficially own, in the aggregate, fewer than 26,000,000 shares of Class A common stock, as adjusted for stock splits, stock combinations, and the like, but greater than or equal to 5% of the total number of outstanding shares of Class A common stock (but less than a number of shares of Class A common stock that would meet the Two Director Appointment Threshold), Getty Investments shall be entitled to nominate one individual to our Board of Directors. In the event that the Getty Family Stockholders beneficially own, in the aggregate, less than 5% of the total number of outstanding shares of Class A common stock, Getty Investments will not be entitled to nominate any individual to our Board of Directors pursuant to the Stockholders Agreement.
•For so long as (i) Koch Icon beneficially owns, in the aggregate, at least 26,000,000 shares of Class A common stock, as adjusted for stock splits, stock combinations, and the like, Koch Icon shall be entitled to nominate two individuals to our Board of Directors and (ii) Koch Icon beneficially owns, in the aggregate, fewer than 26,000,000 shares of Class A common stock, as adjusted for stock splits, stock combinations, and the like, but greater than or equal to 5% of the total number of outstanding shares of Class A common stock, Koch Icon shall be entitled to nominate one individual to our Board of Directors. In the event that Koch Icon beneficially owns, in the aggregate, less than 5% of the total number of outstanding shares of Class A common stock, Koch Icon shall not be entitled to nominate any individual to our Board of Directors pursuant to the Stockholders Agreement.
•For so long as the Sponsor beneficially owns, in the aggregate, at least 5,116,000 shares of Class A common stock, as adjusted for stock splits, stock combinations, and the like, CC Capital shall be entitled to nominate one individual to our Board of Directors. In the event that the Sponsor beneficially owns, in the aggregate, fewer than 5,116,000 shares of Class A common stock, as adjusted for stock splits, stock combinations, and the like, CC Capital shall not be entitled to nominate any individual to our Board of Directors pursuant to the Stockholders Agreement.
Please see the Stockholders Agreement, which is attached as exhibit 10.3 to this Annual Report on Form 10-K, and “Item 13. Certain Relationships and Related Transactions, and Director Independence—Stockholders Agreement.” See also “Item 13. Certain Relationships and Related Transactions, and Director Independence—Significant Stockholder Agreement” for information on certain corporate governance matters entered into in connection with the Shutterstock Merger Agreement.
Director Independence
As required by the rules of the New York Stock Exchange (“NYSE”), a majority of our Board of Directors is independent. An “independent director” is generally defined under applicable NYSE rules as one who the Board of Directors affirmatively determines has no material relationship with the company, either directly or as an officer, partner or stockholder of a company that has a relationship with the company. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act, and the listing standards of NYSE.

Our Board of Directors has determined that each of the directors, other than Craig Peters and Mark Getty, qualifies as an “independent director” under applicable SEC and NYSE rules for purposes of serving on our Board of Directors and each committee on which they serve, as applicable. Our Board of Directors also previously determined that Jonathan D. Klein, a former director who served on our board until June 13, 2024, was an “independent director” under applicable SEC and NYSE rules for purposes of serving on our Board of Directors and the committee on which he served. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Role of Our Board of Director in Risk Oversight/Risk Committee
Our Board of Directors is involved in the oversight of risk management related to us and our business. Our Board of Directors accomplishes this oversight both directly and through its Audit Committee, which assists the board in overseeing a part of our overall risk management and regularly reports to the board. The Audit Committee represents the board by periodically reviewing our accounting, reporting and financial practices, including the integrity of our financial statements, the oversight of administrative and financial controls, our compliance with legal and regulatory requirements, cybersecurity, our procedures for treatment of complaints regarding internal accounting controls or auditing matters, and our policies with respect to risk assessment and risk management. Through its regular meetings with management, including the finance, legal and internal audit functions, the Audit Committee reviews and discusses significant areas of our business and related risks and summarizes for the board areas of risk and any mitigating factors. In addition, our Board of Directors participates in regular briefings with management on a variety of topics, including cybersecurity and artificial intelligence, in which risk oversight is an inherent element.

Board Committees

Our Board of Directors has three standing committees—an audit committee, a compensation committee, and a nominating and corporate governance committee. We may from time to time establish other committees. Copies of the charters for each committee are available on our website.
Audit Committee
Our audit committee consists of Tracy Knox, Hilary Schneider and James Quella. Our Board of Directors has determined that each of the members of the audit committee satisfies the independence requirements of the NYSE corporate governance standards and Rule 10A-3 under the Exchange Act and is financially literate (as defined under the rules of the NYSE). In arriving at this determination, our Board of Directors has examined each audit committee member’s scope of experience, the nature of their prior and/or current employment and all other factors determined to be relevant under the rules and regulations of the NYSE and the SEC.
Tracy Knox serves as the chair of our Audit Committee. Our Board of Directors has determined that Ms. Knox, Ms. Schneider and Mr. Quella each qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the NYSE rules. In making this determination, our Board of Directors has considered formal education and previous professional experience in financial roles. Both our independent registered public accounting firm and management periodically meet privately with the audit committee members.
Our Board of Directors has delegated the oversight of cybersecurity risks to the Audit Committee. The Audit Committee assists the Board in its oversight of the Company’s policies and practices employed to identify, assess and manage key risks facing Getty Images, including cybersecurity risks. Members of management, including the Company’s Chief Technology Officer, provide the Audit Committee with updates on cybersecurity and information technology matters. In turn, the Audit Committee and management also provide updates to the Board of Directors.
The functions of our Audit Committee include, among other things:
•evaluating the performance, independence and qualifications of our independent auditors and determining whether to retain our existing independent auditors or engage new independent auditors;
•reviewing our financial reporting processes and disclosure controls;
•reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit services;
•reviewing the quality and adequacy of our internal control policies and procedures, including the responsibilities, budget and staffing of our internal audit function;
•reviewing with the independent auditors, and internal audit department, if applicable, the annual audit plan;
•obtaining and reviewing at least annually a report by the Company’s independent auditors describing the independent auditors’ internal quality control procedures, issues raised by the most recent internal quality-control review and all relationships between the independent auditor and the Company, if any;
•monitoring the rotation of the lead partner of our independent auditor on our engagement team as required by law;
•prior to engagement of any independent auditor, and at least annually thereafter, reviewing relationships that may reasonably be thought to bear on their independence, and assessing and otherwise taking the appropriate action to oversee the independence of our independent auditor;
•reviewing our annual and quarterly financial statements and reports, including the disclosures contained in Management’s Discussion and Analysis of the Company’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q and discussing the statements and reports with our independent auditors and management;
•reviewing with our independent auditors and management significant issues in internal audit reports and responses by management;

•reviewing with management and our auditors any earnings press releases and other public announcements related to financials;
•establishing and overseeing procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters;
•preparing the report that the SEC requires in our annual proxy statement;
•reviewing and providing oversight of any related party transactions in accordance with our related party transaction policy and reviewing and monitoring compliance with legal, regulatory and ethical responsibilities;
•reviewing our major financial risk exposures; and
•reviewing and evaluating on an annual basis the performance of the Audit Committee and the Audit Committee Charter.
The composition and function of the audit committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC rules and regulations. We will comply with future requirements to the extent they become applicable to the Company.
Compensation Committee
Our Compensation Committee consists of Brett Watson, Chinh Chu and Hilary Schneider. Our Board of Directors has determined that each of the members of our Compensation Committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act, and satisfies the independence requirements of the NYSE. Mr. Watson serves as the chair of our Compensation Committee. Our Board of Directors adopted a written charter for the Compensation Committee, which is available on our corporate website at https://investors.gettyimages.com/. The information on any of our websites is deemed not to be incorporated in this Annual Report on Form 10-K.
The Compensation Committee has engaged Compensia, Inc. as our independent consultant. In 2024, Compensia, Inc. reviewed both executive and director compensation and did not provide us any other services. Compensia, Inc. reported directly to the Compensation Committee and provided guidance on trends in executive and non-employee director compensation, the development of specific executive compensation programs, the composition of our compensation peer group and other matters as directed by the Compensation Committee.
Our Compensation Committee is responsible for assisting our Board of Directors in the discharge of its responsibilities relating to the compensation of our executive officers. In fulfilling its purpose, our Compensation Committee has the following principal duties:
•reviewing and approving the corporate goals and objectives that pertain to the determination of executive compensation;
•reviewing and approving the compensation and other terms of employment of our executive officers;
•making recommendations to our Board of Directors regarding the adoption or amendment of equity and cash incentive plans and approving amendments to such plans to the extent authorized by the board;
•reviewing and making recommendations to our Board of Directors regarding the type and amount of compensation to be paid or awarded to our non-employee board members;
•reviewing and establishing stock ownership guidelines for executive officers and non-employee board members;
•reviewing and assessing the independence of compensation consultants, independent legal counsel and other advisors;
•administering our equity incentive plans;
•reviewing and approving the terms of any employment agreements, severance arrangements, transition or consulting agreements, retirement agreements and change-in-control agreements or provisions and any other material arrangements for our executive officers;
•approving or recommending for approval the creation or revision of any clawback policy allowing the Company to recoup compensation paid to officers, directors and employees;
•reviewing with management our disclosures under the caption “Compensation Discussion and Analysis” in our periodic reports or proxy statements to be filed with the SEC, to the extent such caption is included in any such report or proxy statement;

•preparing an annual report on executive compensation to be included in our annual proxy statement, to the extent any such report is required to be included in our annual proxy statement; and
•reviewing and evaluating on an annual basis the performance of our Compensation Committee and recommending such changes as deemed necessary to our Board of Directors.
The composition and function of the compensation committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and NYSE rules and regulations. We will comply with future requirements to the extent they become applicable to the Company.
Nominating and Corporate Governance Committee
Our Nominating and Corporate Governance Committee consists of Michael Harris and Patrick Maxwell. Our Board of Directors has determined that each of the members of our Nominating and Corporate Governance Committee satisfies the independence requirements of the NYSE and the SEC. Mr. Harris serves as the chair of our Nominating and Corporate Governance Committee.
Our Nominating and Corporate Governance Committee’s responsibilities include:
•identifying, reviewing and making recommendations of candidates to serve on our Board of Directors;
•evaluating the performance of our Board of Directors, committees of the board and individual directors and determining whether continued service on our Board of Directors is appropriate;
•evaluating nominations by stockholders of candidates for election to our Board of Directors;
•evaluating the current size, composition and governance of our Board of Directors and its committees and making recommendations to the board for approvals;
•reviewing the leadership structure of our Board of Directors, including the separation of the Chair and Chief Executive Officer roles and/or appointment of a lead independent director of the board;
•reviewing corporate governance policies and principles and recommending to our Board of Directors any changes to such policies and principles;
•reviewing issues and developments related to corporate governance;
•reviewing, approving, and monitoring directors’ compliance with our Code of Business Conduct and Ethics;
•assisting the Company in fulfilling its corporate responsibility strategy; and
•reviewing periodically the Nominating and Corporate Governance Committee Charter, structure and membership requirements and recommending any proposed changes to our Board of Directors, including undertaking an annual review of its own performance.
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
•for any transaction from which the director derives an improper personal benefit;
•for any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•for any unlawful payment of dividends or redemption of shares; or
•for any breach of a director’s duty of loyalty to the corporation or its stockholders.
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
Insider Trading Policies
The Company has adopted insider trading policies governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and contractors, as well as a trading policy governing the Company's repurchase of its own securities. We believe both policies are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable NYSE exchange listing standards. Copies of our insider trading policies are filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of our Class A common stock, to file with the SEC reports of ownership of such securities and changes in reported ownership.

Based on a review of reports filed with the SEC, or written representations from reporting persons that all reportable transactions were reported, we believe that, during 2024, our directors, executive officers, and 10% stockholders timely filed all reports that were required to be filed under Section 16(a), except one Form 4 reporting the sale of shares of Class A common stock to cover tax withholding on the vesting and settlement of outstanding RSUs was not timely filed by Daine Weston.
Item 11.    Executive Compensation

We are an “emerging growth company,” as defined under the Jumpstart Our Business Startups Act, and a “smaller reporting company,” as defined under the Securities Act. As an “emerging growth company,” and “smaller reporting company, we have opted to comply with the executive compensation rules applicable to smaller reporting companies, which require compensation disclosure for our principal executive officer and our next two most highly compensated executive officers (other than our principal executive officer) as of the end of the last completed fiscal year (collectively, the “Named Executive Officers” or “NEOs”). Also, as an emerging growth company, and smaller reporting company, we are not required to include, and have not included, a Compensation Discussion and Analysis and certain of the other compensation tables required by Item 402 of Regulation S-K. Further, as an “emerging growth company,” and “smaller reporting company,” we are exempt from certain other requirements related to executive compensation, including the requirement to hold advisory votes on the compensation of our Named Executive Officers, the requirement to disclose a CEO pay ratio and the requirement to disclose “pay versus performance” information, as applicable.
The following executives were our Named Executive Officers as of December 31, 2024:
•Craig Peters, our Chief Executive Officer (“CEO”);
•Nathaniel Gandert, our Senior Vice President and Chief Technology Officer; and
•Gene Foca, our Senior Vice President and Chief Marketing and Revenue Officer.

To achieve our compensation objectives, we historically have provided our executives with a compensation package consisting of the following elements:

Compensation Element	Compensation Purpose
Base Salary	Provide a fixed level of cash compensation to attract, retain and reward talented and skilled executives that is competitive for such individuals specific to scope and impact of their job responsibilities and our industry.
Annual Cash Bonus (“Non-Sales Bonus Plan”)	Incentivize and reward our executives for annual contributions to our performance by tying to both corporate and individual performance metrics.
Long-Term Incentive Compensation	Promote an ownership culture and the maximization of long-term stockholder value by aligning the interests of our executives and stockholders.
2024 Summary Compensation Table
The following table sets forth information concerning the compensation of our Named Executive Officers for the years ended December 31, 2024 and December 31, 2023.

Named Executive Officer	Year	Salary (1)	Bonus	Stock Awards (2)	Option Awards (2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation (4)	Total
Craig Peters,	2024	$887,817	$—	$2,751,673	$—	$1,159,791	$22,375	$4,821,656
Chief Executive Officer and Director	2023	$983,650	$—	$9,092,343	$2,849,350	$—	$23,895	$12,949,238
Nathaniel Gandert,	2024	$545,625	$—	$909,516	$—	$275,000	$16,061	$1,746,202
Senior Vice President and Chief Technology Officer	2023	$531,748	$—	$2,819,241	$1,259,000	$—	$17,047	$4,627,036
Gene Foca,	2024	$522,083	$—	$926,485	$—	$250,000	$18,601	$1,717,169
Senior Vice President and Chief Marketing and Revenue Officer	2023	$512,514	$—	$2,874,108	$629,500	$—	$21,195	$4,037,317
_________________________
(1)Reflects base salary actually paid in 2024 and 2023. See “— Base Salary” below for more information.
(2)Amounts represent the grant date fair value of the stock and option awards granted to our Named Executive Officers, as computed in accordance with FASB ASC Topic 718, excluding estimated forfeitures. See “Note 17  —  Equity-Based Compensation” in our consolidated financial statements for the assumptions used in computing the grant date fair value of such awards. For 2024, the amounts reported in the “Stock Awards” column include grant date fair values of the PSUs of $1,225,000, $326,667 and $326,667 granted to Messrs. Peters, Gandert and Foca, respectively. These amounts represent the second annual tranche equal to one-third of the units subject to an award with a three-year performance period. The performance metrics for each tranche are selected and approved annually. Consequently, in accordance with FASB ASC Topic 718, only the second tranche for which the performance metrics were approved for 2024 is considered granted in 2024 and reported in the table. The full intended target value of the PSUs is $3,675,000, $980,000 and $980,000 for Messrs. Peters, Gandert and Foca, respectively.
(3)Amounts represent non-equity incentive plan compensation earned in 2024 and paid in 2025 to each Named Executive Officer pursuant to the Non-Sales Bonus Plan. See “— Annual Cash Bonus Plan” below for more information.
(4)Amounts for 2024 represent reportable income on our split-benefit life insurance policies ($4,198, $1,711 and $3,070 for Messrs. Peters, Gandert and Foca, respectively) and a tax gross up for such income ($4,377, $550 and $1,731 for

Messrs. Peters, Gandert and Foca, respectively), and employer matching contributions under our Section 401(k) profit sharing plan ($13,800 each for Messrs. Peters, Gandert and Foca).
Narrative Disclosure to 2024 Summary Compensation Table
For 2024, the compensation program for our Named Executive Officers consisted of base salary, a cash bonus opportunity under our Annual Cash Bonus Plan, and long-term incentive compensation in the form of equity awards. In addition, our Named Executive Officers were covered by Company-sponsored executive life and disability benefits and were eligible to participate in any employee benefit programs generally available to all our employees.
Base Salary
Base salary is set at a level that reflects the remit, scope, and impact of the role and is commensurate with our Named Executive Officer’s contributions, prior experience, and sustained performance. Initial base salaries are established through arm’s-length negotiation at the time the individual Named Executive Officer is hired, taking into consideration any relevant factors as well as experience and an analysis of competitive market data. Thereafter, our Compensation Committee has generally reviewed, and adjusted as necessary, base salaries for each of our Named Executive Officers, at a minimum annually and whenever there is a change in the scope of the Named Executive Officer’s role. In setting base salary levels for 2024, our Compensation Committee considered a range of factors, including:
•the individual’s anticipated responsibilities and experience;
•the collective experience and knowledge in compensating similarly situated individuals at other companies, including those in our selected peer group, informed by the Radford Global Technology and Radford Global Sales compensation surveys; and
•the value of the Named Executive Officer’s existing equity awards.
Non-Sales Bonus Plan (“Annual Cash Bonus Plan”)
We maintain the Annual Cash Bonus plan for our non-sales employees, including our Named Executive Officers. Like our other non-sales employees, in 2024, our Named Executive Officers received a target bonus opportunity reflected as a percentage of their base salaries, as applicable. Typically, their actual annual cash bonus payment is based on individual performance, provided the Company meets its performance measure target.
For 2024, the Annual Cash Bonus Plan was approved by our Compensation Committee on February 7, 2024. For purposes of the 2024 Annual Cash Bonus Plan, our Compensation Committee selected revenue as the Company performance measure. Further, the CEO evaluated the individual performance of each other Named Executive Officer, taking into consideration such executive’s achievement of the objectives and key performance indicators for his role, an evaluation of his performance as measured against Getty Images’ Leadership Principles, and his contribution to the overall success of Getty Images. In the case of our CEO, his individual performance was evaluated by our Board of Directors.
Our Compensation Committee evaluated the Company’s performance against the company performance component and each individual NEO’s performance against his or her individual performance component following the end of the year and exercised its discretion to determine the amount to be paid based on the level of achievement of the company performance component and the amount to be paid based on our NEOs’ individual performance and approved the amount of each NEO’s annual bonus as set forth in the “Non-Equity Incentive Plan Compensation” column of the 2024 Summary Compensation Table above. The CEO's amount was also approved by our Board of Directors.
Long-Term Incentive Compensation
In 2022, our Board of Directors adopted, and our then stockholder approved, the Getty Images Holdings, Inc. 2022 Equity Incentive Plan (the “2022 Plan”), the Getty Images Holdings, Inc. 2022 Earn Out Plan (the “Earn Out Plan”) and the Getty Images Holdings, Inc. 2022 Employee Stock Purchase Plan (the “ESPP” and together with the 2022 Plan and the Earnout Plan, the “Equity Incentive Plans”). The purpose of the Equity Incentive Plans is to align the interests of eligible participants with our stockholders by providing long-term incentive compensation opportunities in the form of time-based equity awards and/or equity awards tied to the Company’s performance based on relevant Company metrics. The intent of the Equity Incentive Plans is to advance the Company’s interests and increase stockholder value by attracting, retaining and motivating key personnel.
The 2012 Equity Incentive Plan of the Partnership and the Legacy Getty 2012 Plan (the “2012 Equity Plans”) were adopted on October 18, 2012, as amended from time to time (including most recently on September 1, 2021).

Although the 2012 Equity Plans were terminated in connection with the Business Combination, they will continue to govern the terms and conditions of any outstanding awards previously granted thereunder. See “— Securities Authorized for Issuance Under Equity Compensation Plans” below.
In 2024, our Compensation Committee determined to grant our Named Executive Officers both RSUs and PSUs. Please see the “— Outstanding Equity Awards at 2024 Fiscal Year-End” table and “— Potential Payments Upon Termination or Change in Control” below for a description of the vesting, termination of employment and change in control treatment of the awards granted in 2024.

Timing of Stock Option and other Equity Award Grants
Although we do not have a formal policy regarding the timing of stock option grants to our NEOs, we do not grant stock options or any other form of equity compensation in anticipation of the release of material, non-public information. Similarly, we do not time the release of material, non-public information based on stock option or other equity award grant dates for the purpose of affecting the value of any NEO award. During our 2024 fiscal year, none of our NEOs were granted any options to purchase shares of our common stock.

Section 401(k) Plan
We sponsor a tax-qualified Section 401(k) profit-sharing plan (the “401(k) Plan”) for all U.S. employees, including our Named Executive Officers. Our full-time U.S. employees are eligible to participate in the 401(k) Plan and may contribute up to a specified percentage of their base salary to the 401(k) Plan. We make "safe harbor" matching contributions to the 401(k) Plan on behalf of eligible U.S. employees who are eligible to participate in the 401(k) Plan. We match 4% of a participant’s base salary deferrals. The total matching contribution does not exceed the match allocated based on IRS annual compensation limits.
Pension Benefits and Nonqualified Deferred Compensation
None of our Named Executive Officers participated in any defined benefit pension plans in 2024.
None of our Named Executive Officers participated in any non-qualified deferred compensation plans, supplemental executive retirement plans, or any other unfunded retirement arrangements in 2024.
Other Benefits and Perquisites
We offer health and welfare benefits to our Named Executive Officers on the same basis as provided to all of our employees, including health, dental and vision insurance; life insurance; accidental death and dismemberment insurance; short-term and long-term disability insurance; a health savings account and flexible spending accounts. Additionally, some executives, including our Named Executive Officers, may receive transit subsidies and are eligible for our split-benefit life insurance policies and executive disability insurance.
Currently, we do not view perquisites or other personal benefits as a significant component of our executive compensation program. Accordingly, we do not provide significant perquisites or other personal benefits to our Named Executive Officers except as generally made available to our employees or in situations where we believe it is appropriate to assist an individual in the performance of his or her duties, to make him more efficient and effective and for recruitment and retention purposes. During 2024, none of our Named Executive Officers received perquisites or other personal benefits that were, in the aggregate, equal to $10,000 or more for any individual.
Employment Agreements
We have entered into employment agreements with each of our Named Executive Officers that generally set forth the terms and conditions of their employment, including base salary, target annual cash bonus opportunities, the opportunity to participate in our equity incentive plans and standard employee benefit plan participation. In addition, the Named Executive Officer employment agreements also contain provisions for certain payments and benefits in connection with certain terminations of employment, including a termination of employment in connection with a change in control of Getty Images as described further in “— Potential Payments upon Termination or Change in Control” below.
Mr. Peters
We entered into an amended and restated employment agreement with Mr. Peters as of July 1, 2015, providing that commencing on December 31, 2017, and on each annual anniversary thereafter, the employment term would be automatically extended for an additional one-year term unless we or Mr. Peters provide three months’ notice not to renew the employment agreement term. Subsequently, the employment agreement was amended on January 27, 2017 (to adjust the target annual cash bonus percentage), on November 3, 2017 (to extend its term until December 31, 2020, subject to automatic one-year extensions unless either party provided three months’ notice of non-renewal), and on January 1, 2019 (to elevate Mr. Peters to the position of Chief Executive Officer, adjust his base salary, and to extend its term until December 31, 2021, subject to automatic one-year renewals unless either party provides three months’ notice of non- renewal). On April 1, 2020, we amended Mr. Peters’ employment agreement to reduce his base salary in response to the COVID-19 pandemic and make other corresponding adjustments, and on October 1, 2020 we further amended his employment agreement to restore his base salary to its pre-COVID-19 pandemic level and make other corresponding adjustments. Effective January 1, 2024, we amended Mr. Peters’ employment agreement to reduce his base salary and make other corresponding adjustments, and, effective January 1, 2025, we amended Mr. Peters’ employment agreement to re-instate his base salary and make other corresponding adjustments.
Additionally, his employment agreement sets forth his duties as well as his annual base salary (which as of December 31, 2024 is $883,650 and subject to annual review by our Board of Directors, although the Board of Directors increased Mr. Peters' base salary to $983,650 effective January 1, 2025, restoring his previously voluntarily reduced salary), a target annual cash bonus award opportunity in an amount equal to a percentage of his annual base salary (currently 75%), the opportunity to participate in our equity incentive plan, and participation in our employee benefit plans on a no less favorable basis as those benefits are generally made available to the other senior executives of Getty Images. The employment agreement also contains certain restrictive covenants involving non-solicitation, non-competition, confidentiality of information, and the treatment and ownership of intellectual property arising during his employment with Getty Images. Further, the employment agreement provides for the rights and responsibilities of the parties in the event of certain terminations of Mr. Peters’ employment, as further described in “— Potential Payments upon Termination or Change in Control” below.
Mr. Gandert
We entered into an employment agreement with Mr. Gandert as of June 1, 2016, providing that commencing on December 31, 2019, and on each annual anniversary thereafter, the employment term would be automatically extended for an additional one-year term unless we or Mr. Gandert provide three months’ notice not to renew the employment agreement term. On April 1, 2020, we amended Mr. Gandert’s employment agreement to reduce his base salary in response to the COVID-19 pandemic and make other corresponding adjustments, and on October 1, 2020, we further amended his employment agreement to restore his base salary to its pre-COVID-19 pandemic level and make other corresponding adjustments.
The employment agreement sets forth Mr. Gandert’s position as Chief Technology Officer and duties as well as his annual base salary (which as of December 31, 2024 is $550,000 and subject to annual review by our Compensation Committee and Board of Directors), a target annual cash bonus award opportunity in an amount equal to a percentage of Mr. Gandert’s annual base salary (currently 50%), the opportunity to participate in our equity incentive plans and participation in our employee benefit plans that are no less favorable than those generally made available to other senior executives of Getty Images. The employment agreement also contains certain restrictive covenants involving non-solicitation, non-competition, confidentiality of information, and the treatment and ownership of intellectual property arising during his employment with Getty Images. Further, the employment agreement provides for the rights and responsibilities of the parties in the event of certain terminations of Mr. Gandert’s employment, as further described in “— Potential Payments upon Termination or Change in Control” below.
Mr. Foca
We entered into an employment agreement with Mr. Foca as of January 3, 2017, providing that commencing on December 31, 2019, and on each annual anniversary thereafter, the employment term would be automatically extended for an additional one-year term unless we or Mr. Foca provide three months’ written notice not to renew the employment agreement term. On April 1, 2020, we amended Mr. Foca’s employment agreement to reduce his base salary in response to the COVID-19 pandemic and make other corresponding adjustments, and on October 1, 2020, we further amended his employment agreement to restore his base salary to its pre-COVID-19 pandemic level and make other corresponding adjustments. On May 1, 2023, we amended Mr. Foca’s employment agreement to reflect his new title.
The employment agreement sets forth Mr. Foca’s position as Senior Vice President, Chief Marketing and Revenue Officer and duties as well as his annual base salary (which as of December 31, 2024 is $525,000 and subject to annual review by our Compensation Committee and Board of Directors), a target annual cash bonus award opportunity in an amount equal to a percentage of Mr. Foca’s annual base salary (currently 50%), the opportunity to participate in our equity incentive plans and participation in our employee benefit plans that are no less favorable than those generally made available to other senior executives of Getty Images. The employment agreement also contains certain restrictive covenants involving confidentiality of information, and the treatment and ownership of intellectual property arising during his employment with Getty Images. Further, the employment agreement provides for the rights and responsibilities of the parties in the event of certain terminations of Mr. Foca’s employment, as further described in “— Potential Payments upon Termination or Change in Control” below.
Outstanding Equity Awards at 2024 Fiscal Year-End Table
The following table presents information regarding outstanding equity awards held by our Named Executive Officers as of December 31, 2024:

Named Executive Officer	Grant Date	Number of securities underlying unexercised options (Exercisable)	Number of securities underlying unexercised options (Unexercisable)		Option exercise price	Option expiration date	Number of shares or units of stock that have not vested		Market value of shares or units of stock that have not vested (4)	Equity Incentive Plan Awards: Number of unearned shares, units, or other rights that have not vested (5)	Equity Incentive Plan Awards: Market or payout value of unearned shares, units, or other rights that have not vested (4)(5)
Craig Peters, Chief Executive Officer	2/26/2017	71,869	—	(1)	$3.13	2/25/2027	—		$—	—	$—
	2/26/2017	127,420	—	(1)	$3.13	2/25/2027	—		$—	—	$—
	2/26/2017	172,264	—	(1)	$3.13	2/25/2027	—		$—	—	$—
	3/1/2017	1,565,691	—	(1)	$3.13	2/28/2027	—		$—	—	$—
	4/10/2019	1,758,203	—	(1)	$2.74	4/9/2029	—		$—	—	$—
	4/10/2019	939,415	—	(1)	$2.74	4/9/2029	—		$—	—	$—
	3/16/2023	293,750	206,250	(2)	$6.00	3/15/2033	309,375	(2)	$668,250	250,000	$540,000
	3/16/2023	293,750	206,250	(2)	$8.00	3/15/2033	—		$—	—	$—
	3/16/2023	293,750	206,250	(2)	$10.00	3/15/2033	—		$—	—	$—
	7/11/2024	—	—		$—	—	66,500	(3)	$143,640	66,500	$143,640
Nathaniel Gandert, Senior Vice President and Chief Technology Officer	2/26/2017	13,996	—	(1)	$3.13	2/25/2027	—		$—	—	$—
	2/26/2017	29,535	—	(1)	$3.13	2/25/2027	—		$—	—	$—
	2/26/2017	39,938	—	(1)	$3.13	2/25/2027	—		$—	—	$—
	3/1/2017	488,216	—	(1)	$3.13	2/28/2027	—		$—	—	$—
	4/10/2019	986,117	—	(1)	$2.74	4/9/2029	—		$—	—	$—
	4/10/2019	292,930	—	(1)	$2.74	4/9/2029	—		$—	—	$—
	3/16/2023	293,750	206,250	(2)	$4.90	3/15/2033	82,500	(2)	$178,200	66,667	$144,001
	7/11/2024	—	—		$—	—	33,250	(3)	$71,820	33,250	$71,820
Gene Foca, Senior Vice President and Chief Marketing and Revenue Officer	3/1/2017	639,523	—	(1)	$3.13	2/28/2027	—		$—	—	$—
	4/10/2019	1,029,047	—	(1)	$2.74	4/9/2029	—		$—	—	$—
	3/16/2023	146,875	103,125	(2)	$4.90	3/15/2033	82,500	(2)	$178,200	66,667	$144,001
	7/11/2024	—	—		$—	—	33,250	(3)	$71,820	33,250	$71,820
_________________________
(1)The stock option awards vest over four years, with 25% of the total number of shares subject to the option vesting on the first anniversary of the vesting commencement date and the remaining 75% vesting in equal quarterly installments thereafter. In addition, the stock option will fully vest and become fully exercisable upon a Change in Control (as defined in the option agreement) of Getty Images subject to the understanding that the Business Combination did not constitute a change in control for purposes of the option agreement.
(2)One third of the stock option awards and RSUs vested on March 20, 2024, with the remaining vesting in substantially equal quarterly installments for the following two years.
(3)RSUs vest in four quarterly installments starting March 2026.
(4)Amounts are represented at a market value based upon the closing price of the Company’s Class A Common Stock on December 31, 2024, of $2.16 per share.
(5)The PSUs from the annual equity awards granted in fiscal years 2023 and 2024 for which the performance criteria have not been established as of December 31, 2024, have been treated as outstanding at target for purposes of this table but are not yet treated as granted under ASC Topic 718.
Potential Payments Upon Termination or Change in Control
Each of the Named Executive Officer’s employment agreements provides for severance payments and benefits upon certain terminations of employment with Getty Images and its affiliates, as described further below. Each Named Executive Officer’s rights with respect to his or her equity participation in Getty Images or its affiliates is governed by the applicable equity documents (as defined in the respective employment agreement) and the Named Executive Officer’s rights with respect to employee benefits will be governed by the documents governing such employee benefits.
As provided in the applicable employment agreement, upon the termination of a Named Executive Officer’s employment term and his or her employment by us for “cause” or due to his or her resignation without “good reason” (as each such term is defined in his or her respective employment agreement), the Named Executive Officer will be entitled to receive his or her base salary through the date of termination, any annual bonus earned, but unpaid, as of the termination date for the immediately preceding fiscal year, reimbursement for any unreimbursed business expenses that have been properly incurred by him or her prior to the termination date and that are or have been submitted in accordance with the applicable Getty Images policy, and such employees benefits (as defined in his or her employment agreement), if any, that the Named Executive Officer may be entitled under our employee benefit plans, which will not include payment for any unused vacation or paid time off, as applicable, unless required by applicable law (all of the amounts described in this sentence are referred to the “Accrued Rights”).
Upon the termination of a Named Executive Officer’s employment term and his or her employment due to the Named Executive Officer’s “death” or “disability” (as each such term is defined in his or her respective employment agreement), the Named Executive Officer will be entitled to receive the Accrued Rights and his or her estate will benefit from a term life insurance policy provided by Getty Images and intended to provide a payment of a death benefit equal to the “base severance” (as defined below).
In the event that a Named Executive Officer’s employment term and his or her employment is terminated by Getty Images without “cause” or by the Named Executive Officer for “good reason” (as each such term is defined in his or her respective employment agreement), the Named Executive Officer will be entitled to receive, in addition to the Accrued Rights, and subject to his or her execution and non-revocation of a release of claims in a form acceptable to Getty Images as provided in his or her employment agreement and continued compliance with the following restrictive covenants set forth in his or her employment agreement:
•payments totaling in the aggregate (i) the sum of (x) 150% (200% in the case of Mr. Peters) of the Named Executive Officer’s base salary and (y) 150% (200% in the case of Mr. Peters) of the Named Executive Officer’s target annual cash bonus opportunity in respect of the fiscal year that the termination date occurs or (ii) in the case of Mr. Peters, his base salary and target annual cash bonus opportunity for the period from the termination date through the last day of the employment term, if greater than such amount in (i), in each case, payable over a 18-month (24- month in the case of Mr. Peters) period (such amounts, the “Base Severance”); and
•continued coverage under our group health and welfare plans for a period until the later of 18 months (24 months in the case of Mr. Peters) following the termination date on the same basis (including payment of monthly premiums) as provided by us to senior-level executives (or, a monthly payment in an amount equal to our cost of providing such benefit if this benefit would trigger adverse tax consequences), which will be discontinued if the Named

Executive Officer becomes eligible for similar benefits from a successor employer (the “Continued Health Benefits”).
In the event that a Named Executive Officer elects not to extend the employment term of his or her employment agreement, unless terminated earlier, he or she will be entitled to receive the Accrued Rights. In the event we elect not to extend the employment term of a Named Executive Officer’s employment agreement, unless terminated earlier, he or she will be entitled to receive the Accrued Rights and, subject to the Named Executive Officer’s execution and non-revocation of a release of claims in a form acceptable to us as provided in the employment agreement, the Continued Health Benefits and equal payments totaling in the aggregate the base severance payable over an 18-month (24-month in the case of Mr. Peters) period.
Non-Employee Director Compensation
In 2024, five of our non-employee directors received compensation (cash retainers, equity awards, fees or other compensation) for service on our Board of Directors. Our Board of Directors expects to review director compensation periodically to ensure that director compensation remains competitive such that we are able to recruit and retain qualified directors.
On February 27, 2023, our Board of Directors adopted our Non-Employee Directors Annual Compensation Program designed to align compensation with business objectives and the creation of stockholder value, while enabling Getty Images to attract, retain, incentivize and reward directors who contribute to the long-term success of the Company. Pursuant to this policy, each member of our Board of Directors who is not our employee nor Mark Getty, Chinh Chu, Patrick Maxwell, Brett Watson, or Michael Harris, is eligible to receive the following compensation for his or her service as a member of our Board of Directors:
•Cash Fees. Commencing on July 22, 2022, an annual cash retainer of $40,000 per year. The chairs of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee receive cash retainers in the amount of $20,000, $15,000, and $10,000, respectively, for his or her respective committee service as a chair. Members of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee receive cash retainers in the amount of $10,000, $7,500, and $5,000 respectively. All cash fees shall be pro-rated for the director’s time served on our Board of Directors; and
•Equity. Eligible directors will receive a grant of RSUs equal to the grant value of $390,000 at the time of grant, with a four-year vesting period, subject to the director’s continued service on our Board of Directors. For the initial grant, 25% of the RSUs vest on the first anniversary of the date of grant, and the remaining 75% vest in equal quarterly installments thereafter. Directors will receive a new grant every four years. Directors with existing stock options were not issued a new grant at the time of the approval of the program.
Our policy is to reimburse our non-employee directors for reasonable out of pocket expenses incurred that are integrally related to service as a member of our Board of Directors, including travel and lodging expenses related to attendance at meetings or performing other services in their capacities as directors.
The following table sets forth information regarding the compensation earned by or paid to the non-employee members of our Board of Directors during the year ended December 31, 2024.

2024 Director Compensation Table

Name	Total Fees earned or paid in cash	Stock Awards (1)(2)	All Other Compensation	Total Amount
Chinh Chu	$—	$—	$—	$—
Mark Getty	$—	$—	$—	$—
Michael Harris	$—	$—	$—	$—
Jonathan Klein(3)	$22,665	$—	$—	$22,665
Tracy Knox	$39,890	$390,000	$—	$429,890
Patrick Maxwell	$—	$—	$—	$—
James Quella	$50,000	$—	$—	$50,000
Hilary Schneider	$62,005	$—	$—	$62,005
Jeffrey Titterton	$40,000	$—	$—	$40,000
Brett Watson	$—	$—	$—	$—
(1) Amounts represent the grant date fair value of the stock awards granted to our non-employee directors, as computed in accordance with FASB ASC Topic 718, excluding estimated forfeitures. See “Note 17  —  Equity-Based Compensation” in our consolidated financial statements for the assumptions used in computing the grant date fair value of such awards.
(2) The following table presents the number of outstanding and unexercised stock option awards and the number of outstanding RSUs held by each of the non-employee directors as of December 31, 2024.
(3)    Jonathan Klein resigned from our Board of Directors on June 13, 2024.

Name	Number of Shares Subject to Outstanding Options	Number of RSUs
Tracy Knox	—	106,268
James Quella	—	38,086
Hilary Schneider	213,175	—
Jeffrey Titterton	—	38,086

Securities Authorized for Issuance Under Equity Compensation Plans
The table below provides information about our shares of Class A common stock that may be issued upon the exercise of options and RSUs under all of our existing equity compensation plans as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights ($) (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2022 Equity Incentive Plan	33,585,783	(1)	$3.48	(2)	6,243,088
2022 Employee Share Purchase Plan	—		$—		3,515,661
2022 Earn Out Plan	—		$—		20,856
Equity compensation plans not approved by security holders(3)	N/A		N/A		N/A
Total
_________________________
(1)Represents shares subject to outstanding awards granted, of which (i) 7,986,949 shares of Class A common stock are subject to outstanding RSUs and (ii) 25,598,834 shares of Class A common stock are subject to outstanding stock options.
(2)The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding stock options and does not reflect the shares that will be issued upon the vesting of outstanding awards of restricted shares or RSUs, which have no exercise price.
(3)As of December 31, 2024, there were no equity compensation plans not approved by security holders under which equity securities of the Company were authorized for issuance.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 1, 2025, the number of shares of our Class A common stock beneficially owned by each director, NEO, all directors and executive officers as a group, and each person or entity we know to be the beneficial owner of more than 5% of our Class A common stock.
In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities and includes the shares of Class A common stock issuable pursuant to options and warrants that are exercisable or settled within 60 days of the date of this table. Shares of Class A common stock issuable pursuant to options and warrants are deemed outstanding for computing the percentage of the class beneficially owned by the person holding such securities but are not deemed outstanding for computing the percentage of the class beneficially owned by any other person. Except as otherwise indicated, all share ownership is as of March 1, 2025 and the percentage of beneficial ownership is based on 412,270,402 shares of Class A common stock outstanding. Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of Class A common stock beneficially owned by them.

The business address of each beneficial owner is c/o Getty Images Holdings, Inc., 605 5th Ave. S. Suite 400, Seattle, WA 98104, unless otherwise indicated below.

Name of Beneficial Owners	Number of Shares of Class A Common Stock (#)	Percentage
Directors and Executive Officers
Mark Getty(1)	13,347,502	3.3%
Tracy Knox	—	*%
Patrick Maxwell	—	*%
Hilary Schneider(2)	262,724	*%
Craig Peters(3)	6,713,435	1.6%
Brett Watson	—	*%
Chinh Chu(4)	15,469,230	3.8%
Michael Harris	—	*%
James Quella(5)	82,846	*%
Jeffrey Titterton	42,846	*%
Gene Foca(6)	2,229,239	*%
Nate Gandert(7)	2,636,719	*%
All directors and executive officers as a group (21 total)	47,089,110	11.5%
Five Percent Holders of the Company
The Getty Family Stockholders(8)	191,374,006	46.9%
Koch Icon Investments, LLC(9)	80,733,607	19.8%
NBOKS(10)	74,175,262	18.6%
_________________________
*Less than 1%
(1)Interests shown consist of (i) 7,794,004 shares of Class A common stock held by Mark Getty and (ii) (a) 5,089,413 shares of Class A common stock to be held by The October 1993 Trust and (b) 464,085 shares of Class A common stock held by The Options Settlement, which shares Mr. Getty may be deemed to beneficially own by virtue of his interests in such entities. This number does not include 178,026,504 shares of Class A common stock held by Getty Investments. Mr. Getty is one of three directors of Getty Investments (the other two directors being Pierre du Preez and Jan Moehl) and therefore he may be deemed to share voting and investment power over the shares held by Getty Investments. The shares of Class A common stock held by The October 1993 Trust are pledged to the Cheyne Walk Trust (see footnote 9 below) in respect of a guarantee it provides against certain credit facilities.
(2)Interests shown consist of 49,549 shares of Class A common stock and 213,175 shares of Class A common stock issuable upon exercise of vested options.
(3)Interests shown consist of 898,648 shares of Class A common stock, 174,925 shares of Class A common stock issuable upon vesting and settlement of PSUs and 5,639,862 shares of Class A common stock issuable upon exercise of vested options.
(4)According to a Form 4 filed by Mr. Chu on October 31, 2024, interests shown consist of (i) 5,762,560 shares of Class A common stock held by CC NB Sponsor 2 Holdings LLC and (ii) 9,706,670 shares of Class A common stock held by CC Capital SP, LP. CC NB Sponsor 2 Holdings LLC is a wholly owned subsidiary of CC Capital SP, LP. CC Capital SP, LP is controlled by Chinh Chu. As such, Mr. Chu is deemed to be the beneficial owner of the shares held by CC Capital SP, LP and the shares held by CC NB Sponsor 2 Holdings LLC.
(5)Interest shown consist of 82,846 shares of Class A Common Stock.
(6)Interest shown consists of 346,523 shares of Class A common stock, 46,646 shares of Class A common stock issuable upon vesting and settlement of PSUs and 1,836,070 shares of Class A common stock issuable upon exercise of vested options.

(7)Interest shown consists of 404,341 shares of Class A common stock, 46,646 shares of Class A common stock issuable upon vesting and settlement of PSUs and 2,185,732 shares of Class A common stock issuable upon exercise of vested options.
(8)Interests shown consist of (i) 178,026,504 shares of Class A common stock held by Getty Investments, (ii) 5,089,413 shares of Class A common stock held by The October 1993 Trust, (iii) 464,085 shares of Class A common stock held by The Options Settlement, and (iv) 7,794,004 shares of Class A common stock held by Mark Getty. The Cheyne Walk Trust is the sole owner of Cheyne Walk Master Fund 2 LP, which is the majority owner of Getty Investments, and the Cheyne Walk Trust may be deemed to have indirect beneficial ownership of Getty Investments’ 178,026,504 shares of Class A common stock. According to a Schedule 13D filed with the SEC on January 8, 2025, the business address of Getty Investments is 5390 Kietzke Lane, Suite 202, Reno, Nevada 89511.
(9)Interests shown consist of 80,733,607 shares of Class A common stock held by Koch Icon. According to a Schedule 13D filed with the SEC on January 8, 2025 Koch Icon Investments, LLC ("Koch Icon") is beneficially owned by Koch Equity Development LLC (“Koch Equity”), Koch Equity is beneficially owned by Koch Investments Group, LLC (“KIG”), KIG is beneficially owned by Koch Investments Group Holdings, LLC (“KIGH”), KIGH is beneficially owned by Koch Companies, LLC (“KCLLC”), and KCLLC is beneficially owned by Koch, Inc. The business address of Koch Icon, Koch Equity, KIG, KIGH, KCLLC and Koch Inc. is c/o Koch, Inc., 4111 East 37th Street North, Wichita, Kansas 67220.
(10) Held by Neuberger Berman Opportunistic Capital Solutions Master Fund LP (“NBOKS”). According to a Schedule 13D filed with the SEC on November 22, 2024, Neuberger Berman Investment Advisers LLC (“NBIA”) serves as investment adviser to NBOKS and, in such capacity, exercises voting or investment power over the shares held directly by NBOKS. Neuberger Berman Investment Advisers Holdings LLC (“NBIA Holdings”) is the holding company of NBIA and a subsidiary of Neuberger Berman Group LLC (“NB Group”). The business address of NBOKS, NB Group, NBIA Holdings and NBIA is 1290 Avenue of Americas, New York, New York 10104.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 11. Executive Compensation—Securities Authorized for Issuance Under Equity Compensation Plans” for more information.
Item 13.    Certain Relationships and Related Transactions, and Director Independence

Additional information regarding certain related party balances and transactions is included in “Note 2 — Summary of Significant Accounting Policies” to the consolidated financial statements included in this Annual Report.
Policies and Procedures for Related Person Transactions
Our Board of Directors has adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions. Under the policy:
•any related person transaction, and any material amendment or modification to a related person transaction, must be reviewed and approved or ratified by a committee of our Board of Directors composed solely of independent directors who are disinterested or by the disinterested members of our Board of Directors; and
•any employment relationship or transaction involving an executive officer and any related compensation must be approved by the Compensation Committee of our Board of Directors or recommended by the Compensation Committee to our Board of Directors for its approval.
In connection with the review and approval or ratification of a related person transaction:
•management must disclose to the committee or disinterested directors, as applicable, the name of the related person and the basis on which the person is a related person, the material terms of the related person transaction, including the approximate Dollar value of the amount involved in the transaction, and all the material facts as to the related person’s direct or indirect interest in, or relationship to, the related person transaction;
•management must advise the committee or disinterested directors, as applicable, as to whether the related person transaction complies with the terms of our agreements governing our material outstanding indebtedness that limit or restrict our ability to enter into a related person transaction;
•management must advise the committee or disinterested directors, as applicable, as to whether the related person transaction will be required to be disclosed in our applicable filings under the Exchange Act, and related rules, and, to the extent required to be disclosed, management must ensure that the related person transaction is disclosed in accordance with such Act and related rules; and
•management must advise the committee or disinterested directors, as applicable, as to whether the related person transaction constitutes a “personal loan” for purposes of Section 402 of the Sarbanes-Oxley Act.
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
A “related person transaction” is a transaction, arrangement or relationship in which the Company or any of its subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. A “related person” means:
•any person who is, or at any time during the applicable period was, one of the Company’s executive officers or one of the Company’s directors;
•any person who is known to be the beneficial owner of more than 5% of the Company’s voting stock;
•any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, executive officer or a beneficial owner of more than 5% of our Class A common stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5% of our Class A common stock; and
•any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.
Related Person Transactions
Below are transactions, arrangements and relationships that exceed or are reasonably expected to exceed $120,000 in a single fiscal year with our directors, executive officers and stockholders owning 5% or more of our outstanding Class A common stock, or any member of the immediate family of any of the foregoing persons, since January 1, 2023, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Item 11. Executive Compensation.”
Stockholders Agreement
Concurrently with the execution and delivery of the Business Combination Agreement, the Company, the Getty Family Stockholders, Koch Icon, the Sponsor, CC NB Sponsor 2 Holdings LLC, NBOKS and certain other parties thereto entered into the Stockholders Agreement, dated December 9, 2021, relating to, among other things, the composition of our Board of Directors following the Closing, certain voting provisions and lock-up restrictions. Pursuant to the Stockholders Agreement, (i) the Sponsor, Joel Alsfine, James Quella and Jonathan Gear (together with their respective successors and any permitted transferees) agreed to be subject to a twelve-month lock-up period in respect of their Founder Shares (subject to certain customary exceptions) and (ii) the Getty Family Stockholders (together with their respective successors and any permitted transferees) and Koch Icon (together with its respective successors and any permitted transferees) agreed to be subject to a 180-day lockup period in respect of their shares of Class A common stock received in the Business Combination (subject to certain customary exceptions). In accordance with the Stockholders Agreement, the composition of our Board of Directors currently is (a) three directors nominated by Getty Investments: Patrick Maxwell, Mark Getty and Tracy Knox; (b) two directors nominated by Koch Icon: Michael Harris and Brett Watson; (c) one director nominated by CC Capital: Chinh Chu; (d) the chief executive officer of the Company (which is Craig Peters) and (e) a number of independent directors sufficient to comply with the requisite independence requirements of the NYSE and the rules and regulations of the SEC. See “Corporate Governance — Board Composition” above for more information.
Registration Rights Agreement
Concurrently with the Closing, the Company, the Sponsor and the persons identified on Schedule A thereto, including the Getty Family Stockholders and Koch Icon, entered into the Registration Rights Agreement, which provides customary demand and piggyback registration rights. Pursuant to the Registration Rights Agreement, the Company agreed that, as soon as practicable, and in any event within 30 days after the Closing, the Company will file with the SEC a shelf registration statement. In addition, the Company will use its commercially reasonable best efforts to have such shelf registration statement declared effective as soon as practicable after the filing thereof, but no later than the 90th day (or the

120th day if the SEC notifies the Company that it will “review” such shelf registration statement) following the filing deadline, in each case subject to the terms and conditions set forth therein; and the Company will not be subject to any form of monetary penalty for its failure to do so.
Additionally, the Company, the Getty Family Stockholders, Koch Icon, and other parties to the Registration Rights Agreement, have agreed to amend and restate such agreement in connection with the closing of the transactions contemplated by the Shutterstock Merger Agreement (the “Amended and Restated Registration Rights Agreement”). Pursuant to the Amended and Restated Registration Rights Agreement, the parties will be entitled to certain piggyback registration rights and customary demand registration rights. In addition pursuant to the amendment and restatement, among other things, within 90 days following the closing of the transactions contemplated by the Shutterstock Merger Agreement, the Company will coordinate with the stockholders party to the Amended and Restated Registration Rights Agreement to complete an underwritten secondary offering of a certain number of shares of Class A common stock beneficially owned by such stockholders.
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

Significant Stockholder Agreement

Concurrently with the execution of the Shutterstock Merger Agreement, the Getty Family Stockholders, Koch Icon and Mr. Jonathan Oringer, the Executive Chairman of Shutterstock (each, a “Significant Stockholder”) entered into the Significant Stockholder Agreement. Pursuant to the Significant Stockholder Agreement, the Getty Family Stockholders, Koch Icon and Mr. Oringer have agreed to certain restrictions on transfers of their shares of Class A common stock following the closing of business combination between the Company and Shutterstock, including (a) any transfers during the 90 days following the closing or (b) thereafter, to any direct competitor of Getty Images or any activist shareholder, in each case, subject to certain limited exceptions including in sales through open market transactions. These restrictions terminate based on certain thresholds of the Significant Stockholders’ beneficial ownership.

Pursuant to the Significant Stockholder Agreement, the Getty Family Stockholders and Koch Icon are entitled to certain rights to designate directors to our Board of Directors, subject to ownership thresholds. Based on expected ownership of the Getty Family Stockholders and Koch Icon immediately following the closing, the Getty Family Stockholders are expected to be entitled to designate two directors to our Board of Directors and the Koch Icon is expected to be entitled to designate one director to our Board of Directors. For so long as the Getty Family Stockholders are entitled to designate two directors to our Board of Directors, the Getty Family Stockholders will be entitled to designate the Chairman of our Board of Directors. For so long as the Getty Family Stockholders and Koch Icon are entitled to designate at least one director to our Board of Directors, each of Getty Family Stockholders and Koch Icon, as applicable, shall be entitled to appoint an observer to our Board of Directors.

Please see the Significant Stockholder Agreement, which is attached as exhibit 10.20 to this Annual Report on Form 10-K for more information

Letter Agreements

Also concurrently with the execution of the Shutterstock Merger Agreement, the Getty Family Stockholders and Koch Icon have each entered into a letter agreement with the Company, in each case dated as of January 6, 2025, wherein (a) the Getty Family Stockholders and Koch Icon have agreed to certain restrictions on transfers of their shares of Class A common stock and associated voting rights until the earlier of (i) termination of the Shutterstock Merger Agreement in accordance with its terms or (ii) the closing of the transaction, (b) each of the Getty Family Stockholders and Koch Icon have agreed to cooperate with the Company in connection with (A) termination of the existing Stockholders Agreement, to be effective as of closing of the transaction and (B) seeking regulatory approvals required in connection with the transaction, and (c) the Company has agreed to provide reimbursement to the Getty Family Stockholders and Koch Icon for certain expenses incurred in connection with the transaction, in each case up to a cap of $400,000 (such cap, however, does not apply to expenses incurred in connection with litigation or regulatory approvals). CC NB Sponsor 2 Holdings LLC, CC Capital and NBOKS have also each entered into a Letter Agreement with the Company, in each case dated as of January 6, 2025, which contain similar provisions with respect to reimbursement for certain of their expenses incurred in connection with the transaction and their cooperation in connection with termination of the existing Shareholders Agreement, to be effective as of the closing.

Please see the Letter Agreements, which are attached as exhibits 10.21 and 10.22 to this Annual Report on Form 10-K for more information
Indemnification Agreements
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
Stephanie Liverani, the spouse of Mikael Cho, Senior Vice President – CEO, Unsplash, is employed by a subsidiary of Getty Images and serves as Vice President & Co-Founder, Unsplash. In 2024 and 2023, she was paid approximately $265,000 and $220,000 in base salary and $234,000 and $78,000 in cash bonus, respectively. Additionally, Christopher Liverani, the brother-in-law of Mikael Cho, Senior Vice President – CEO, Unsplash, is employed by a subsidiary of Getty Images and serves as Brand Partnerships Executive. In 2024 and 2023, he was paid approximately $206,000 and $110,000 in base salary and $323,000 and $970,000 in commissions, respectively. Each individual participated in other regular and customary employee benefit programs generally available to all Getty Images employees. In addition, the amount of compensation was determined in accordance with the Company’s standard compensation practices applicable to similarly situated employees.
Director Independence
For information on director independence, see “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 14.    Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Ernst & Young LLP for professional services rendered for fiscal years ended December 31, 2024 and December 31, 2023:

Fee Category (in thousands)	2024	2023
Audit Fees	$3,032	$2,215
Tax Fees(1)	552	581
All Other Fees	4	4
Total Fees	$3,588	$2,800
(1) The previously presented tax fees for the year ended December 31, 2023 were revised to reflect the actual fees associated with the services rendered by our external auditor.
Audit Fees
Audit fees consist of fees billed for professional services rendered for the annual audit of our consolidated financial statements presented within the Annual Report on Form 10-K for the year ended December 31, 2024, the review of the interim consolidated financial statements presented in our quarterly reports on Form 10-Q, our registration statement on Form S-3, and other regulatory filings.
Tax Fees
Tax fees include fees billed by Ernst & Young LLP related to tax compliance and consulting services.
All Other Fees
All other fees consisted of fees related to an accounting research software product.
The Audit Committee determined that Ernst & Young LLP’s provision of these services, and the fees that we paid for these services, are compatible with maintaining the independence of the independent registered public accounting firm. The Audit Committee approved all services that Ernst & Young LLP provided in the fiscal years ended December 31, 2024 and 2023.

PART IV
Item 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this annual report.
1Financial Statements
2Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
3Exhibits

Exhibit Number	Description
2.1†
Business Combination Agreement by and among CC Neuberger Principal Holdings II, Griffey Global Holdings, Inc. and the other parties thereto, dated as of December 9, 2021 (incorporated by reference to Exhibit 2.1 of Vector Holding, LLC’s Registration Statement on Form S-4, filed with the SEC on June 29, 2022)

2.2†
Agreement and Plan of Merger, dated as of January 6, 2025, by and among Getty Images, Merger Sub 2, Merger Sub 3, Shutterstock, HoldCo and Merger Sub 1 (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed with the SEC on January 7, 2025)

3.1
Amended and Restated Certificate of Incorporation of Getty Images Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 18, 2024)

3.2	Amended and Restated By-Laws of Getty Images Holdings, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K, filed with the SEC on June 18, 2024)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Vector Holding, LLC’s Registration Statement on Form S-4, filed with the SEC on June 29, 2022)
4.2
Indenture, dated February 19, 2019, between Getty Images, Inc. and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.2 of the Company's Form 10-K, filed with the SEC on March 14, 2023)

4.3
First Supplemental Indenture, dated February 19, 2019, between Getty Images, Inc. and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.3 of the Company's Form 10-K, filed with the SEC on March 14, 2023)

4.4
Second Supplemental Indenture, dated March 29, 2023, between Getty Images, Inc., Getty Images Holdings, Inc. and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K, filled with SEC on March 15, 2024)

4.5	Description of Registrant’s securities (incorporated by reference to Exhibit 4.4 of the Company’s Form 10-K on March 14, 2023)

10.1
Registration Rights Agreement, by and among Getty Images Holdings, Inc., CC Neuberger Principal Holdings II, the Independent Directors (as defined therein), Getty Investments L.L.C., Koch Icon Investments, LLC and certain equity holders of Getty Images, dated July 22, 2022 (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2022)

10.2^	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2022)
10.3
Stockholders Agreement, by and among Vector Holdings, LLC and each of the persons listed on Schedule A thereto, dated as of December 9, 2021 (incorporated by reference to Exhibit 10.7 of Vector Holding, LLC’s Registration Statement on Form S-4, filed with the SEC on June 29, 2022)

10.4
Incremental Commitment Amendment and Second Amendment to Credit Agreement, dated as of May 4, 2023, by and among Abe Investment Holdings, Inc., Getty Images, Inc., J.P. Morgan Chase Bank N.A., as administrative agent, as an L/C Issuer (as defined therein) and as Swing Line Lender (as defined therein), the lenders party thereto and the other loan parties party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the SEC on May 10, 2023)

10.5
Second Incremental Commitment Amendment and Third Amendment to Credit Agreement, dated as of February 21, 2024, by and among Abe Investment Holdings, Inc., Getty Images, Inc., J.P. Morgan Chase Bank N.A., as administrative agent, as L/C Issuer and as swing line lender, the lenders party thereto and the other loan parties party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the SEC on February 21, 2025)

10.6^	Getty Images Holdings, Inc. Earn Out Plan dated as of July 21, 2022 (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2022)
10.7^
Getty Images Holdings, Inc. 2022 Employee Stock Purchase Plan dated as of July 21, 2022 (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2022)

10.8^
Getty Images Holdings, Inc. 2022 Equity Incentive Plan dated as of July 21, 2022 (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2022)

10.9^
Form of Award Agreement Awarding Restricted Stock Units under the Getty Images Holdings, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 15, 2024)

10.10^
Form of Award Agreement Awarding Performance Restricted Stock Units under the Getty Images Holdings, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 15, 2024)

10.11^
Form of Award Agreement Awarding Stock Options under the Getty Images Holdings, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K, filed with the SEC on March 14, 2023)

10.12^
Form of Award Agreement Awarding Restricted Stock Units under the Getty Images Holdings, Inc. 2022 Earn Out Plan (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-K, filed with the SEC on March 15, 2024)

10.13*^	Employment Agreement with Craig Peters dated July 1, 2015, as amended on January 27, 2017, November 3, 2017, January 1, 2019, April 1, 2020, October 1, 2020 January 1, 2024 and January 1, 2025
10.14^
Employment Agreement with Nathaniel Gandert, dated June 1, 2016, as amended on April 1, 2020 and October 1, 2020 (incorporated by reference to Exhibit 10.14 to Vector Holding, LLC’s Registration Statement on Form S-4, filed with the SEC on January 18, 2022)

10.15^
Employment Agreement with Gene Foca, dated January 3, 2017, as amended on April 1, 2020, October 1, 2020, and May 1, 2023. (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 15, 2024)

10.16
Restated Option Agreement, by and among Griffey Investors, L.P., Getty Images, Inc., Getty Investments, L.L.C. and certain other parties, dated February 9, 1998, as amended on February 9, 1998, February 24, 2008, August 14, 2012, and December 9, 2021 (incorporated by reference to Exhibit 10.15 of Vector Holding, LLC’s Registration Statement on Form S-4, filed with the SEC on June 29, 2022)

10.17
Side Letter to the Forward Purchase Agreement and Backstop Agreement by and between CC Neuberger Principal Holdings II, and Neuberger Berman Opportunistic Capital Solutions Master Fund L.P., dated as of December 9, 2021 (incorporated by reference to Exhibit 10.2 of Vector Holding, LLC’s Registration Statement on Form S-4, filed with the SEC on June 29, 2022)

10.18
Sponsor Side Letter by and among CC Neuberger Principal Holdings II Sponsor, LLC, Joel Alsfine, James Quella, Jonathan Gear, CC NB Sponsor 2 Holdings LLC, Neuberger Berman Opportunistic Capital Solutions Master Fund LP, CC Neuberger Principal Holdings II, Vector Holding, LLC and Griffey Global Holdings, Inc., dated as of December 9, 2021 (incorporated by reference to Exhibit 10.3 of Vector Holding, LLC’s Registration Statement on Form S-4, filed with the SEC on June 29, 2022)

10.19
Voting and Support Agreement, dated as of January 6, 2025, by and between Getty Images and Jonathan Oringer (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the SEC on January 7, 2025)

10.20
Significant Stockholder Agreement, dated as of January 6, 2025, by and among Getty Images, the Getty Family Stockholders, the Koch Stockholder and Jonathan Oringer (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K, filed with the SEC on January 7, 2025

10.21
Letter Agreement, dated as of January 6, 2025, by and among Getty Images and the Getty Family Stockholders (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, filed with the SEC on January 7, 2025)

10.22
Letter Agreement, dated as of January 6, 2025, by and between Getty Images and the Koch Stockholder (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K, filed with the SEC on January 7, 2025)

19.1*	Getty Images Holdings, Inc. Insider Trading Policies
21.1*	Subsidiaries of Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97^	Getty Images Holdings, Inc. Incentive-Based Compensation Recovery Policy (incorporated by reference from the Company’s Form 10-K, filed with the SEC on March 15, 2024)
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statement of Redeemable Preferred Stock and Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
104	Cover Page Interactive Data File. Formatted in Inline XBRL and contained in exhibit 101.
†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.
*	Filed Herewith
**	Furnished Herewith
^	Indicates management contract or compensatory plan or arrangement
ITEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2025	GETTY IMAGES HOLDINGS, INC. (REGISTRANT)

	By:	/s/ Craig Peters
	Name:	Craig Peters
	Title:	Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Craig Peters		/s/ Jennifer Leyden
Name:	Craig Peters	Name:	Jennifer Leyden
Title:	Chief Executive Officer and Director	Title:	Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)
Date:	March 17, 2025	Date:	March 17, 2025

/s/ Chris Hoel
Name:	Chris Hoel
Title:	Chief Accounting Officer
(Principal Accounting Officer)
Date:	March 17, 2025

/s/ Mark Getty		/s/ Chinh Chu
Name:	Mark Getty	Name:	Chinh Chu
Title:	Director	Title:	Director
Date:	March 17, 2025	Date:	March 17, 2025

/s/ Michael Harris		/s/ Tracy Knox
Name:	Michael Harris	Name:	Tracy Knox
Title:	Director	Title:	Director
Date:	March 17, 2025	Date:	March 17, 2025

/s/ Patrick Maxwell		/s/ James Quella
Name:	Patrick Maxwell	Name:	James Quella
Title:	Director	Title:	Director
Date:	March 17, 2025	Date:	March 17, 2025

/s/ Hilary Schneider		/s/ Jeffrey Titterton
Name:	Hilary Schneider	Name:	Jeffrey Titterton
Title:	Director	Title:	Director
Date:	March 17, 2025	Date:	March 17, 2025

/s/ Brett Watson
Name:	Brett Watson
Title:	Director
Date:	March 17, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Getty Images Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Getty Images Holdings, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), redeemable preferred stock and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
Seattle, Washington
March 17, 2025

GETTY IMAGES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$121,173	$136,623
Restricted cash	4,131	4,227
Accounts receivable – net of allowance of $6,164 and $6,527, respectively	151,130	138,730
Prepaid expenses	16,327	15,798
Insurance recovery receivable	45,000	48,615
Taxes receivable	9,577	9,758
Other current assets	11,477	11,253
Total current assets	358,815	365,004
Property and equipment, net	177,292	179,378
Operating lease right of use assets	32,453	41,098
Goodwill	1,510,477	1,501,814
Intangible assets, net of accumulated amortization	389,906	403,805
Deferred income taxes, net	63,965	69,400
Other assets	30,800	41,262
Total assets	$2,563,708	$2,601,761
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$99,320	$102,525
Accrued expenses	59,938	43,653
Income taxes payable	10,913	11,325
Litigation reserves	110,994	98,149
Deferred revenue	172,090	176,349
Total current liabilities	453,255	432,001
Long-term debt, net	1,314,424	1,398,658
Lease liabilities	29,034	39,858
Deferred income taxes, net	24,357	21,580
Uncertain tax positions	22,329	24,772
Other long-term liabilities	1,969	3,462
Total liabilities	1,845,368	1,920,331
Commitments & contingencies (Note 13)
Stockholders’ equity:
Redeemable Preferred Stock, $0.0001 par value, 1.0 million shares authorized, no shares were issued or outstanding at December 31, 2024 and December 31, 2023	—	—
Class A common stock, $0.0001 par value: 2.0 billion shares authorized; 412.3 million shares issued and outstanding as of December 31, 2024 and 405.0 million shares issued and outstanding as of December 31, 2023	41	40
Class B common stock, $0.0001 par value: 5.1 million shares authorized; no shares issued and no shares outstanding as of December 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	2,017,407	1,983,276
Accumulated deficit	(1,223,482)	(1,263,015)
Accumulated other comprehensive loss	(123,770)	(87,076)
Total Getty Images Holdings, Inc. stockholders’ equity	670,196	633,225
Non-controlling interest	48,144	48,205
Total stockholders’ equity	718,340	681,430
Total liabilities and stockholders’ equity	$2,563,708	$2,601,761
See notes to consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue	$939,287	$916,555	$926,244

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	253,068	250,249	254,990
Selling, general and administrative expenses	407,796	402,516	375,582
Depreciation	58,987	54,374	49,574
Amortization	2,306	24,069	43,645
Loss on litigation	20,491	116,051	1,101
Recovery of loss on litigation	—	(60,000)	—
Other operating expenses (income) – net	15,834	1,624	(681)
Total operating expenses	758,482	788,883	724,211
Income from operations	180,805	127,672	202,033

Other (expense) income, net:
Interest expense	(131,408)	(126,884)	(117,229)
(Loss) gain on fair value adjustment for swaps – net	(1,459)	(7,573)	23,508
Foreign exchange gain (loss) – net	36,071	(23,772)	24,643
Loss on extinguishment of debt	—	—	(2,693)
Net loss on fair value adjustment for warrant liabilities	—	—	(160,728)
Other non-operating income (expense) – net	2,946	3,652	(3,051)
Total other expense – net	(93,850)	(154,577)	(235,550)
Income (loss) before income taxes	86,955	(26,905)	(33,517)
Income tax (expense) benefit	(47,483)	46,482	(44,126)

Net income (loss)	39,472	19,577	(77,643)
Less:
Net income (loss) attributable to non-controlling interest	(61)	238	(89)
Premium on early redemption of Redeemable Preferred Stock	—	—	26,678
Redeemable Preferred Stock dividend	—	—	43,218
Net income (loss) attributable to Getty Images Holdings, Inc.	$39,533	$19,339	$(147,450)

Net income (loss) share attributable to Class A Getty Images Holdings, Inc. common stockholders:
Basic	$0.10	$0.05	(0.53)
Diluted	$0.10	$0.05	(0.53)

Weighted-average Class A common shares outstanding:
Basic	409,144,863	399,037,805	276,942,660
Diluted	414,870,801	411,495,025	276,942,660
See notes to consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$39,472	$19,577	(77,643)
Other comprehensive (loss) income:
Net foreign currency translation adjustment (losses) gains	(36,694)	21,852	(30,525)
Comprehensive income (loss)	2,778	41,429	(108,168)
Less: Comprehensive (loss) gain attributable to noncontrolling interest	(61)	238	(89)
Comprehensive income (loss) attributable to Getty Images Holdings, Inc.	$2,839	$41,191	$(108,079)
See notes to consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Redeemable Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Getty Images Holdings, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE — December 31, 2021	677,484	$685,350	153,313,505	$1,533	—	$—	$933,569	$(1,203,440)	$(78,403)	$(346,741)	$48,056	$(298,685)
Retroactive application of recapitalization	—	$—	42,781,797	$(1,513)	—	$—	$1,513	$—	$—	$—	$—	$—
BALANCE — December 31, 2021, after effect of recapitalization	677,484	$685,350	196,095,302	$20	—	$—	$935,082	$(1,203,440)	$(78,403)	$(346,741)	$48,056	$(298,685)
Net loss	—	—	—	—	—	—	—	(77,554)	—	(77,554)	(89)	(77,643)
Net foreign currency translation adjustment (losses) gains in comprehensive income	—	—	—	—	—	—	—	—	(30,525)	(30,525)		(30,525)
Cumulative effect of accounting change- adoption of ASU 2019-12 (Note 2)	—	—	—	—	—	—	—	(1,360)	—	(1,360)	—	(1,360)
Issuance of common stock in connection with equity-based compensation arrangements	—	—	1,581,275	—	—	—	194	—	—	194	—	194
Common shares withheld for settlement of taxes in connection with equity-based compensation	—	—	(679,914)	—	—	—	(6,267)	—	—	(6,267)	—	(6,267)
Equity-based compensation activity	—	—	—	—	—	—	9,547	—	—	9,547	—	9,547
Redeemable Preferred Stock dividend	38,109	43,218	—	—	—	—	(43,218)	—	—	(43,218)	—	(43,218)
Premium on early redemption of Redeemable Preferred Stock	—	26,678	—	—	—	—	(26,678)	—	—	(26,678)	—	(26,678)
Redemption of Redeemable Preferred Stock for cash and share consideration	(715,593)	(755,246)	15,000,000	2	—	—	140,248	—	—	140,250	—	140,250
Issuance of Class A and Class B common stock upon Business Combination and PIPE Investment, net of tax impact and issuance costs	—	—	107,068,311	10	5,140,000	1	694,449	—	—	694,460	—	694,460
Issuance of Class A common stock upon exercise of Private Placement Warrants	—	—	11,555,996	1	—	—	232,852	—	—	232,853	—	232,853
Issuance of Class A common stock upon exercise of Public Warrants	—	—	10,328	—	—	—	121	—	—	121	—	121
Issuance of Class A common stock upon vesting of Earn-out shares	—	—	58,999,956	6	—	—	(6)	—	—	—	—	—
Conversion of Class B common stock to Class A common Stock	—	—	5,140,000	—	(5,140,000)	(1)	—	—	—	(1)	—	(1)
BALANCE — December 31, 2022	—	—	394,771,254	39	—	—	1,936,324	(1,282,354)	(108,928)	545,081	47,967	593,048
Net income	—	—	—	—	—	—	—	19,339	—	19,339	238	19,577
Net foreign currency translation adjustment (losses) gains in comprehensive income	—	—	—	—	—	—	—	—	21,852	21,852	—	21,852
Issuance of common stock in connection with equity-based compensation arrangements	—	—	12,035,420	1	—	—	15,049	—	—	15,050	—	15,050
Common shares withheld for settlement of taxes in connection with equity-based compensation	—	—	(1,835,887)	—	—	—	(8,713)	—	—	(8,713)	—	(8,713)
Equity-based compensation activity	—	—	—	—	—	—	40,616		—	40,616	—	40,616
BALANCE — December 31, 2023	—	$—	404,970,787	$40	—	$—	$1,983,276	$(1,263,015)	$(87,076)	$633,225	$48,205	$681,430
Net income (loss)	—	—	—	—	—	—	—	39,533	—	39,533	(61)	39,472
Issuance of shares in connection with acquisition	—	—	1,189,061	—	—	—	4,875	—	—	4,875	—	4,875
Net foreign currency translation adjustment (losses) gains in comprehensive income	—	—	—	—	—	—	—	—	(36,694)	(36,694)	—	(36,694)
Issuance of common stock in connection with equity-based compensation arrangements	—	—	6,726,667	1	—	—	7,878	—	—	7,879	—	7,879
Common shares withheld for settlement of taxes in connection with equity-based compensation	—	—	(616,113)	—	—	—	(2,655)	—	—	(2,655)	—	(2,655)
Equity-based compensation activity	—	—	—	—	—	—	24,033		—	24,033	—	24,033
BALANCE — December 31, 2024	—	$—	412,270,402	$41	—	$—	$2,017,407	$(1,223,482)	$(123,770)	$670,196	$48,144	$718,340
See notes to consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$39,472	$19,577	$(77,643)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	58,987	54,374	49,574
Amortization	2,306	24,069	43,645
Foreign currency (losses) gain on foreign denominated debt	(28,411)	16,579	(26,636)
Equity-based compensation	21,848	37,652	9,292
Non-cash fair value adjustment for common stock warrants	—	—	160,728
Deferred income taxes – net	4,094	(76,624)	15,801
Uncertain tax positions	(2,321)	(12,561)	(5,368)
Impairment of equity method investment	7,459	—	—
Non-cash fair value adjustment for swaps and foreign currency exchange contracts	1,459	7,573	(22,005)
Amortization of debt issuance costs	2,518	3,965	6,096
Non cash operating lease costs	11,469	12,173	9,760
Impairment of right of use assets	—	—	2,563
Loss on extinguishment of debt	—	—	2,693
Transaction costs allocated to common stock warrants	—	—	4,262
Non-cash fair value adjustment of contingent consideration	—	—	(4,039)
Other	5,661	4,458	3,428
Changes in assets and liabilities:
Accounts receivable	(18,408)	(11,704)	6,016
Accounts payable	(4,759)	9,799	6,001
Accrued expenses	14,426	(6,808)	(14,231)
Insurance recovery receivable	3,615	(48,615)	—
Litigation reserves	12,845	98,149	—
Lease liabilities, non-current	(12,423)	(13,187)	(11,408)
Income taxes receivable/payable	(1,388)	8,027	(188)
Deferred revenue	492	4,532	9,140
Other	(621)	1,288	(4,364)
Net cash provided by operating activities	118,320	132,716	163,117
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(57,450)	(56,999)	(59,291)
Purchase of a minority investment	—	—	(2,000)
Acquisition of a business, net of cash acquired	(15,038)	—	—
Net cash used in investing activities	(72,488)	(56,999)	(61,291)
CASH FLOWS FROM FINANCING ACTIVITIES:
Prepayment of debt	(57,800)	(50,400)	(310,400)
Payment of contingent consideration	—	—	(10,000)
Payment of Redeemable Preferred Stock	—	—	(614,996)
Cash contributions from business combination	—	—	864,164
Debt issuance costs	(3,641)	(1,137)	—
Proceeds from common stock issuance	7,878	15,050	—
Cash paid for settlement of employee taxes related to exercise of equity-based awards	(2,655)	(8,713)	(6,267)
Cash paid for equity issuance costs	—	(150)	(106,917)
Proceeds from option and warrant exercises	—	—	313
Redemption of warrants for cash	—	—	(244)
Net cash used in financing activities	(56,218)	(45,350)	(184,347)
Effects of exchange rates fluctuations	(5,160)	8,089	(6,614)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(15,546)	38,456	(89,135)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of period	140,850	102,394	191,529
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - End of period	$125,304	$140,850	$102,394
SUPPLEMENTAL DISCLOSURES:
Interest paid	$128,804	$122,826	$110,909
Income taxes paid, including foreign taxes withheld	$41,400	$31,700	$30,800
See notes to consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    DESCRIPTION OF THE BUSINESS

Getty Images Holdings, Inc. (the “Company” or “Getty Images”) is a preeminent global visual content creator and marketplace that offers a full range of content solutions to meet the needs of customers around the globe, no matter their size. Through Getty Images, iStock, and Unsplash brands, websites and APIs, the Company serves customers in almost every country in the world and is one of the first places people turn to discover, purchase and share powerful visual content from the world’s best photographers and videographers. The Company offers a full range of content, with over 604 million assets available through its industry-leading sites. The Company serves businesses in almost every country in the world with websites in 23 languages bringing content to media outlets, advertising agencies and corporations and, increasingly, serving individual creators and prosumers.
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

Estimates and Assumptions

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses reported during the period. Some of the estimates and assumptions that require the most difficult judgments are: a) the assumptions used to estimate unused capped subscription-based and credit-based products; b) the appropriateness of the amount of accrued income taxes, including the potential outcome of future tax consequences of events that have been recognized in the consolidated financial statements as well as the deferred tax asset valuation allowances and; c) the assumptions used to estimate accrued litigation reserves and insurance recoveries. These judgments are inherently uncertain which directly impacts their valuation and accounting. Actual results and outcomes may differ from management’s estimates and assumptions.
Principles of Consolidation
The consolidated financial statements and notes thereto include the accounts of Getty Images Holdings, Inc. and its wholly owned subsidiaries. Equity investments in which the Company exercises significant influence, but does not control and is not the primary beneficiary of, are accounted for using the equity method. Significant accounts and transactions between consolidated entities have been eliminated. Intercompany transactions and balances have been eliminated in consolidation.
Noncontrolling Interest
The Company’s noncontrolling interest represents the minority stockholder’s ownership interest related to the Company’s subsidiary, Getty Images SEA Holdings Co., Limited (“Getty SEA”). The Company reports its non-controlling interest in subsidiary as a separate component of stockholders’ equity in the consolidated balance sheets and reports both net income (loss) attributable to the non-controlling interest and net income (loss) attributable to the Company’s common stockholders on the Consolidated Statements of Operations. The Company’s equity interest in Getty SEA is 50% and the non-controlling stockholder’s interest is 50%. Net Income or Loss from this subsidiary is allocated based upon these ownership interests. This is reflected in the consolidated statements of Redeemable Preferred Stock and Stockholders’ Equity as “Noncontrolling interest”.
Net Income (Loss) Per Share Attributable to Common Stockholders
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

Foreign Currencies
Assets and liabilities for subsidiaries with functional currencies other than the U.S. Dollar are recorded in foreign currencies and translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to “Other comprehensive income (loss)” (“OCI”), as a separate component of stockholders’ equity. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in “Foreign exchange gain (loss) – net” in the Consolidated Statements of Operations. For the years ended December 31, 2024, 2023, and 2022 the Company recognized net foreign currency transaction gain of $36.1 million, net loss of $23.8 million and net gain of $24.6 million, respectively.
Derivative Instruments
Prior to February 2024, the Company used derivative instruments to manage exposures to foreign currency and interest rate risks. The derivative instrument matured in February 2024. Generally, the objectives for holding derivatives includes reducing or eliminating the economic impact of those exposures. Derivative instruments are recorded as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and whether the instrument is designated as a hedge for accounting purposes. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of OCI and is subsequently recognized in earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is recognized in earnings. For derivative instruments designated as either fair value or cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in earnings. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized in “(Loss) gain on fair value adjustment for swaps – net” in the Consolidated Statements of Operations. As of December 31, 2024, 2023, and 2022 the Company did not have any derivatives designated as hedging instruments as defined by the derivative instruments and hedging activities accounting guidance. See “Note 6 — Derivative Instruments” for further information.
Litigation Reserves
The Company recognizes a charge for litigation reserves when a loss is probable, and the amount is material and reasonably determinable. The amount accrued represents the Company’s best estimate of the loss, including related interest if applicable or, if no best estimate within a range of outcomes exists, the minimum amount in the range is reserved and the high end of the range is disclosed. If it is determined that a loss is only reasonably possible or that a loss is probable but the amount is not reasonably estimable, the Company discloses the nature of the possible loss and gives an estimate of the possible range of loss. The estimates and judgments could change based on new information, changes in laws or regulations, or the outcome of legal proceedings, settlements, or other factors. If different estimates and judgments were applied with respect to these matters, it is likely that reserves would be recorded for different amounts. The reserve for litigation is accrued in “Litigation reserves” on the consolidated balance sheets and related legal and professional fees associated with the litigation are included in “Accounts Payable” or “Accrued expenses” on the consolidated balance sheets. See “Note 13 — Commitments and Contingencies” for further discussion.
Recoveries of Losses on Litigation
The Company recognizes the benefit of recoveries of losses on litigation when it is probable that such recoveries will be received. These recoveries are recorded in “Recovery of loss on litigation” in the Consolidated Statements of Operations, and are typically receivable from third-party insurance carriers for legal claims and related costs that are included in “Loss on litigation” on the consolidated statement of operations, see “Note 13 — Commitments and Contingencies”.

Cash, Cash Equivalents and Restricted Cash
The following represents the Company’s cash, cash equivalents and restricted cash as of December 31, 2024 and 2023 (in thousands):

	As of December 31,
	2024	2023
Cash and cash equivalents	$121,173	$136,623
Restricted cash	4,131	4,227
Total cash, cash equivalents and restricted cash	$125,304	$140,850
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
Accounts Receivable —  Net
Accounts receivable are trade receivables, net of reserves for allowances for doubtful accounts totaling $6.2 million and $6.5 million as of December 31, 2024 and 2023, respectively.
Allowance for doubtful accounts is calculated based on the current estimate of expected lifetime credit losses, which includes assumptions such as historical losses, existing economic conditions, and analysis of specific older account balances of customer and delegate accounts. Trade receivables are written off when collection efforts have been exhausted.

Allowance for doubtful accounts changed as follows during the years presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning of year	$6,527	$6,460	$5,946
Provision	2,180	2,228	1,465
Deductions	(2,543)	(2,161)	(951)
End of year	$6,164	$6,527	$6,460
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
Minority Investment without Readily Determinable Fair Value
The carrying amount of the minority investments, which is included within “Other long-term assets” on the consolidated balance sheets, was $1.9 million and $10.0 million as December 31, 2024 and 2023, respectively. The Company uses the measurement alternative for these equity investments and their carrying value is reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments. Revenue related to content consumed by the minority investees was not material during any of the years end December 31, 2024, 2023 and 2022.
The investments are holdings in a privately held companies that are not exchange traded and therefore not supported with observable market prices. The Company periodically evaluates the carrying value of the minority investment, or when events and circumstances indicate that the carrying amount of an asset may not be recovered. During the year ended December 31, 2024, the Company recorded an impairment of $7.5 million related to a minority investment in the Consolidated Statements of Operations. The investee experienced consistent and significant decline in income, which indicated that the carrying value of the investment may not be recoverable. As of December 31, 2023 and 2022, no adjustments to the carrying values of the Company’s long-term investments were identified as a result of this assessment. Changes in performance negatively impacting operating results and cash flows of these investments could result in the Company recording an impairment charge in future periods.
Goodwill
The Company evaluates goodwill for impairment annually or more frequently when an event occurs, or circumstances indicate it is more likely than not that the fair value of the reporting unit is below its carrying value. Circumstances that could indicate impairment and require impairment tests more frequently than annually include; significant adverse changes in legal factors or market and economic conditions, a significant decline in the financial results of the Company’s operations, significant changes in strategic plans, adverse actions by regulators, unanticipated changes in competition and market share, or a planned disposition of a significant portion of the business. Management performs the annual goodwill impairment analysis as of October 1 each year. The Company’s 2024, 2023 and 2022 goodwill impairment analyses did not result in an impairment charge. As circumstances change, it is possible that future goodwill impairment analysis could result in goodwill impairments, which would be included in the calculation of income or loss from operations.
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
Loans Receivable
Loans are stated at unpaid principal balances less any allowance for loan losses. Interest is recognized over the term of the loan and is calculated using the compound interest method. Management considers a loan impaired when, based on current information or factors, it is probable that the principal and interest payment will not be collected according to the loan agreement. The Company did not recognize any loan impairment charges during the years ended December 31, 2024, 2023 or 2022.
Leases
In accordance with ASC 842, Leases ( “ASC 842”), the Company first determines if an arrangement contains a lease and the classification of that lease, if applicable, at inception. This standard requires the recognition of right of use (“ROU”) assets and lease liabilities for the Company’s operating leases. For contracts with lease and non-lease components, the Company has elected not to allocate the contract consideration, and to account for the lease and non-lease components as a single lease component. The Company has also elected not to recognize a lease liability or ROU asset for leases with a term of 12 months or less, and recognize lease payments for those short-term leases on a straight-line basis over the lease term in the Consolidated Statements of Operations. Operating leases are included in “Right of use assets”, “Accrued expenses” and “Lease liabilities” (net of current portion) in the consolidated balance sheets.
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
Related-Party Transactions
The Company paid annual management fees to Getty Investments, LLC (“Getty Investments”) in the amount of $0.9 million for the year ended December 31, 2022. These costs are included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations. Getty Investments was the majority partner in Partnership. With the closing of the Business Combination, the management fee contract was terminated.

On June 15, 2016, Getty SEA, a subsidiary of the Company, entered into various agreements with Visual China Group Holding Limited (“VCG”). As part of those agreements, Getty SEA issued $24.0 million in an unsecured note receivable to VCG. This note receivable bears interest at 2.5% per annum with an August 18, 2036 due date. VCG is also a noncontrolling interest stockholder of Getty SEA. As of December 31, 2024, 2023 and 2022 this unsecured note receivable is included in “Other long-term assets” in the consolidated balance sheets.
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
The Company recognizes revenue gross of contributor royalties because the Company is the principal in the transaction as it is the party responsible for the performance obligation and it controls the product or service before transferring it to the customer. The Company also licenses content to customers through third-party delegates worldwide (approximately 3% of total revenues for the years ended December 31, 2024, 2023 and 2022). Delegates sell the Company’s products directly to customers as the principal in those transactions. Accordingly, the Company recognizes revenue net of costs paid to delegates. Delegates typically earn and retain 35% to 50% of the license fee, and the Company recognizes the remaining 65% to 50% as revenue.
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
Advertising and Marketing
The Company markets its products and services mainly through paid search, natural or organic search optimization, affiliate marketing channels, email and website marketing, customer events and public relations initiatives. Costs associated with marketing efforts are recorded in “Selling, general and administrative expenses” when related liabilities are incurred. For paid search and affiliate marketing, liabilities are incurred when potential new customers click through the links in the ad, generating an obligation to the internet search provider or affiliate marketing partner. Advertising and marketing costs expensed for the years ended December 31, 2024, 2023 and 2022 were $47.1 million, $48.5 million and $55.8 million, respectively.
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
Segments
The Company has determined that it operates and manages one operating segment, which is the business of developing and commercializing visual content. The Company’s chief operating decision maker (the “CODM”), its Chief Executive Officer, reviews financial information on an aggregate basis for the purpose of allocating resources and making operating decisions. See “Note 21 — Segment and Geographic Information” for further information.
Concentration of Credit Risk
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
Recently Adopted Accounting Standard Updates
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, “Improvements to Reportable Segment Disclosures (Topic 280)” (“ASU 2023-07”) new guidance that modifies the disclosure and presentation requirements of reportable segments. The new guidance requires the disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit and loss. In addition, the new guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. The Company adopted ASU 2023-07, effective December 15, 2024. The adoption of this standard only modified how the reportable segment expenses are disclosed and did not have a material impact on the consolidated financial statements or operations of the Company. See “Note 21 — Segment and Geographic Information” for further information.
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
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses, (Topic 326)” (“ASU 2016-13”). ASU 2016-13 changes how to recognize expected credit losses on financial assets. The standard requires an entity to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects current expected credit losses, requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates and provides additional transparency about credit risk. The effective date of ASU 2016-13 for the Company is beginning with fiscal years after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of this standard did not have a material impact on the consolidated financial statements.

Recently Issued Accounting Standard Updates

In November 2024, the FASB issued ASU 2023-04 (Topic 220-40), “Disaggregation of Income Statement Expenses (Topic 220-40)” (“ASU 2023-04”), requiring additional disclosure of the nature of expenses included in the income statement. The new guidance requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2023-04 applies to all public business entities and is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is in the process of evaluating the impact of adopting this new guidance on the consolidated financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosure (Topic 740)” (“ASU 2023-09”), to amend and improve the existing income tax disclosure requirements. Under the new guidance, public business entities are required to disclose more details to the effective tax rate reconciliation and income taxes paid. The Company is in the process of evaluating the impact of adopting this new guidance on the consolidated financial statement disclosures.

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
The following table reconciles the elements of the Business Combination to the Consolidated Statement of Cash Flows and the Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity for the year ended December 31, 2022 (in thousands):

Cash – CCNB trust and cash, net of redemptions	$4,164
Cash – PIPE Financing	360,000
Cash – Forward Purchase Agreement	200,000
Cash – Backstop Agreement	300,000
Less: Cash paid to redeem Redeemable Preferred Stock	(614,996)
Less: Transaction costs paid during the year ended December 31, 2023	(106,917)
Net cash contributions from the Business Combination and related transactions	$142,251
Add: Non-cash assets received from CCNB	806
Add: Transaction costs allocated to warrants	4,262
Add: Cash paid to redeem Redeemable Preferred Stock	614,996
Add: Tax effect of change in tax basis due to business combination	6,508
Less: Fair value of Public, Private Placement and Forward Purchase Warrants	(72,374)
Less: Transaction costs previously paid by Legacy Getty during 2021 or accrued at December 31, 2023	(1,989)
Net Business Combination and related transactions, excluding Redeemable Preferred Stock redemption	$694,460
Add: Fair value of Class A common stock issued to redeem Redeemable Preferred Stock	140,250
Net Business Combination and related transactions, including Redeemable Preferred Stock redemption	$834,710

The number of shares of common stock issued immediately following the consummation of the Business Combination:

Common stock of CCNB, net of redemptions	508,311
CCNB shares held by the Sponsor	25,700,000
Shares issued in the PIPE Financing	36,000,000
Shares issued in the Forward Purchase Agreement	20,000,000
Shares issued in the Backstop Agreement	30,000,000
Total shares issued in Business Combination and related transactions	112,208,311
Shares issued for Getty Images common stock	196,938,915
Shares issued upon redemption of Getty Images Redeemable Preferred Stock	15,000,000
Total shares of common stock immediately following the Business Combination	324,147,226
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
The components of the fair value of consideration transferred are as follows (in thousands):

Cash	15,106
Class A common stock	4,875
Total fair value of consideration considered	$19,981
The transaction was accounted for using the acquisition method of accounting and, accordingly, the results of the acquired business have been included in the Company’s results of operations from the acquisition date. In connection with the acquisition, the Company incurred approximately $1.0 million of transaction costs for the year ended December 31, 2024, recorded in “Other operating expenses (income) – net” on the Consolidated Statements of Operations.
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
The revenue and operating loss from Motorsport Images included in the Company’s Consolidated Statements of Operations for the year ended December 31, 2024 was not material.
Pro forma revenue and earnings amounts on a combined basis have not been presented as they are not material to the Company’s historical pre-acquisition financials.
5.    COMMON STOCK WARRANTS
Public Warrants
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
As of December 31, 2022, December 31, 2023 and December 31, 2024, there were no outstanding Public, Private Placement or Forward Purchase Warrants.
6.    DERIVATIVE INSTRUMENTS
Foreign Currency Risk
Certain assets, liabilities and future operating transactions are exposed to foreign currency exchange rate risk. The Company had previously utilized derivative financial instruments, namely foreign currency forwards and option contracts, to reduce the impact of foreign currency exchange rate risks where natural hedges did not exist. The Company is exposed to market risk from foreign currency exchange rate fluctuations as a result of foreign currency-denominated revenues and expenses. The Company had entered into certain foreign currency derivative contracts, including foreign currency forward options to manage these risks. These contracts were economic hedges of the Company’s exposures but were not designated as hedges, as defined in the applicable accounting guidance, for financial reporting purposes. These contracts were carried at fair value, as determined by quoted market exchange rates. At December 31, 2024 and 2023, the Company held no foreign currency contracts. The Company recognized gain of $0.7 million for the year ended December 31, 2022 and none in the subsequent years in “(Loss) gain on fair value adjustment for swaps – net” in the accompanying Consolidated Statements of Operations.

Interest Rate Risk

In February 2019, the Company entered into two interest rate swaps to hedge interest rate risk associated with the Company’s debt. One of the swaps had a notional amount of $175.0 million and the Company paid a fixed rate of 2.5010%. This swap matured during the year ended December 31, 2022. The other swap had a notional amount of $355.0 million and the Company paid a fixed rate of 2.5380%. This swap matured in February 2024. Each swap contained an embedded floor option under which the Company received a rate of 0.0% or one-month LIBOR, whichever was greater, to match the terms of the Company’s debt. In June 2023 the rate transitioned to the greater of one-month CME Term SOFR or negative 0.1%. Both swaps were considered economic hedges and had not been designated as hedges, as defined in the applicable accounting guidance, for financial reporting purposes. The changes in fair value are recognized in “(Loss) gain on fair value adjustment for swaps – net” in the accompanying Consolidated Statements of Operations.
For the interest rate swaps, the Company recognized loss of $1.5 million, loss of $7.6 million and gain of $22.8 million on these derivative instruments for the years ended December 31, 2024, 2023 and 2022, respectively.

The Company does not hold or issue derivative financial instruments for trading purposes. In general, the Company’s derivative activities do not create foreign currency exchange rate risk because fluctuations in the value of the instruments used for economic hedging purposes are offset by fluctuations in the value of the underlying exposures being hedged. Counterparties to derivative financial instruments expose the Company to credit related losses in the event of nonperformance; however, the Company entered into these instruments with creditworthy financial institutions and considers the risk of nonperformance to be minimal.
The interest rate swap of $1.5 million was included in “Other current assets” on the Consolidated Balance Sheet at December 31, 2023.

7.    FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments as of December 31, 2024 and 2023 consist of cash equivalents, interest rate swaps and debt. Assets and liabilities measured at fair value on a recurring basis (cash equivalents and interest rate swaps) and a nonrecurring basis (debts) are categorized in the tables below based on the levels discussed in “Note 2 — Summary of Significant Accounting Policies”.
The following tables summarize the Company’s financial instruments by level in the fair value hierarchy as of December 31, 2024:

(In thousands)	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$75,431	$—	$—	$75,431

Liabilities:
Term Loans	$—	$1,013,231	$—	$1,013,231
Senior Notes	$—	$298,965	$—	$298,965

(In thousands)	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$57,062	$—	$—	$57,062
Interest rate swaps	—	1,459	—	1,459

Derivative Liabilities:
Term Loans	$—	$1,104,237	$—	$1,104,237
Senior Notes	$—	$302,250	$—	$302,250
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

8.    PROPERTY AND EQUIPMENT – NET
Property and equipment consisted of the following at the reported Balance Sheet dates (in thousands, except years):

	Estimated Useful Lives (in Years)	December 31,
		2024	2023
Contemporary imagery	5	$392,303	$395,063
Computer hardware purchased	3	5,625	2,809
Computer software developed for internal use	3	141,209	161,317
Leasehold improvements	2–20	9,060	8,295
Furniture, fixtures and studio equipment	5	12,384	11,341
Archival imagery	40	93,099	96,090
Other	3–4	2,313	2,406
Property and equipment		655,993	677,321
Less: accumulated depreciation		(478,701)	(497,943)
Property and equipment, net		$177,292	$179,378
Included in archival imagery as of December 31, 2024 and 2023 was $9.8 million and $10.2 million respectively, of imagery that has an indefinite life and therefore is not amortized.
9.    GOODWILL
Goodwill was tested for impairment as of October 1, 2024 and 2023. The Company did not recognize a goodwill impairment charge during the year ended December 31, 2024 and 2023. The fair value of the Goodwill was estimated using both market indicators of fair value and the expected present value of future cash flows. As of December 31, 2024 and 2023, the accumulated impairment loss on Goodwill was $525.0 million for both years.
Goodwill changed during the years presented as follows:

(in thousands)	Goodwill before impairment	Accumulated impairment charge	Goodwill – net
December 31, 2022	$2,024,578	$(525,000)	$1,499,578
Effects of fluctuations in foreign currency exchange rates	2,236	—	2,236
December 31, 2023	$2,026,814	$(525,000)	$1,501,814
Motorsports Images acquisition	15,939	—	15,939
Effects of fluctuations in foreign currency exchange rates	(7,276)	—	(7,276)
December 31, 2024	$2,035,477	$(525,000)	$1,510,477

10.    IDENTIFIABLE INTANGIBLE ASSETS — NET
Identifiable intangible assets consisted of the following at December 31 (in thousands, except years):

		As of December 31,
		2024			2023
	Range of Estimated Useful Lives (Years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trade name	Indefinite	$383,444	$—	$383,444	$397,495	$—	$397,495
Trademarks and trade names	5–10	103,976	(103,976)	—	104,109	(104,109)	—
Patented and unpatented technology	3–10	107,669	(105,533)	2,136	111,045	(106,869)	4,176
Customer lists, contracts, and relationships	5–11	388,466	(384,140)	4,326	399,378	(397,244)	2,134
Non-compete Covenant	3	900	(900)	—	900	(900)	—
Other identifiable intangible assets	3–13	5,080	(5,080)	—	5,089	(5,089)	—
		$989,535	$(599,629)	$389,906	$1,018,016	$(614,211)	$403,805
The Getty Images and Unsplash trade names were valued using an estimated royalty rate which considered name recognition, licensing practices of the Company and its competitors for similar services, and other relevant qualitative factors.
Based on balances at December 31, 2024, the estimated aggregate amortization expense for identifiable intangible assets for the next five years is as follows (in thousands):

Years Ended December 31,
2025	$2,205
2026	$972
2027	$520
2028	$520
2029	$520
11.    OTHER ASSETS AND LIABILITIES
The following table summarizes the Company’s other long-term assets:

	Year end December 31,
(In thousands)	2024	2023
Long term note receivable from a related party	$24,000	$24,000
Minority and other investments[1]	4,385	12,454
Equity method investment[2]	1,077	2,852
Other	1,338	1,956
Total other long-term assets	$30,800	$41,262

1 During the year ended December 31, 2024, the Company recorded an impairment of $7.5 million related to a minority investment in the Consolidated Statements of Operations.
2 During the year ended December 31, 2024, a $2.2 million cash dividend was declared and paid by an investee accounted for under the equity method, which reduced the value of the equity method investment.
The following table summarizes the Company’s accrued expenses:

(In thousands)	Year end December 31,
	2024	2023
Accrued compensation and related costs	$26,419	$16,933
Lease liabilities	11,252	9,780
Interest payable	9,903	9,942
Accrued professional fees	10,809	6,045
Other	1,555	953
Total accrued expenses	$59,938	$43,653
12.    DEBT
Debt included the following:

(In thousands)	Year end December 31,
	2024	2023
Senior Notes	$300,000	$300,000
USD Term Loans	579,200	637,000
EUR Term Loans[1]	435,190	463,588
Adjusted for: issuance costs, premiums and discounts amortized to interest expense	34	(1,930)
Long-term debt – net	$1,314,424	$1,398,658
1 The table above converted the EUR Term Loans to USD using currency exchange rates as of those dates.
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
On May 4, 2023, the Company amended the then existing Credit Agreement to among other things, (i) upsize the total amount of commitments under the revolving credit facility capacity from $80.0 million to $150.0 million and (ii) extend the maturity of the revolving credit facility until May 4, 2028. The revolving facility is also subject to a springing maturity of 180 days inside any earlier maturity of Senior Notes or Term Loans (prior to the Amendment Effective Date) or Term B-1 Loans (on and after the Amendment Effective Date) with an aggregate principal amount exceeding $100.0 million. The revolving credit facility remains undrawn. The Company accounted for this amendment as a modification of the existing revolving credit facility. The unamortized debt issuance costs and the fees incurred to amend the revolving credit facility will be amortized over the term of the new revolving credit facility. The Company incurred unused commitment fees of $0.7 million during each of the years ended December 31, 2024, 2023 and 2022.
The Senior Notes are due March 1, 2027, and bear interest at a rate of 9.750% per annum. Interest on the notes is payable semi-annually on March 1 and September 1 of each year. The Company may redeem the Senior Notes earlier than March 1, 2027, subject to prepayment premiums.
Prior to the Amendment Effective Date, the Term Loans were set to mature in 2026. The Company may voluntarily prepay loans or reduce commitments under the Credit Facility without premium or penalty. The Company made voluntary prepayments of $57.8 million on its outstanding USD term loans during the year ended December 31, 2024. The prepayments were made using cash on hand and did not result in any prepayment penalties. The prepayments reduced the principal balance and interest expense on the term loans.

In August of 2022, the Company utilized proceeds from its Business Combination along with cash on hand to repay $300.0 million of outstanding indebtedness on its USD Term Loans. In accordance with ASC 470-50-40-2 - Debt - Modifications and Extinguishments, the Company recorded a loss on extinguishment of debt of $2.7 million for the year ended December 31, 2022, in the Consolidated Statements of Operations related to this payment. The loss on extinguishment of debt represents the acceleration of amortization of issuance costs and debt discount related to the $300.0 million payment. Under the terms of the Credit Facility, the prepayment of $300.0 million was applied against the quarterly installments of $2.6 million. As of the Amendment Effective Date, the USD Term Loans have been repaid in full.
The face value of the EUR Term Loans was €419.0 million as of both December 31, 2024 and 2023, respectively, converted using currency exchange rates as of those dates. As of the Amendment Effective Date, the EUR Term Loans have been repaid in full.
The Credit Facility required a principal payment with the net cash proceeds of certain events and up to 50% of excess cash flow (subject to reduction based on the achievement of specified net first lien leverage ratios). The Amended Credit Agreement requires a principal payment of the Term B-1 Loans with the net cash proceeds of certain events and of the Dollar Fixed Rate Term B-1 Loans with up to 50% of excess cash flow (subject to reduction based on the achievement of specified net first lien leverage ratios). No excess cash flow principal payment was required for the years ended December 31, 2024 and 2023 based on the net first lien leverage ratio.
The obligations under the Credit Facility were and the obligations under the Amended Credit Agreement continue to be secured by a first priority lien on substantially all of the loan parties’ assets.
On February 2, 2023, the Company amended the then existing Credit Facility to replace LIBOR with Adjusted Term SOFR on the USD Term Loans effective from the start of the next interest period thereafter. For the USD Term Loans, the interest rate for base rate loans was 3.50% plus the greater of the prime rate in effect, the NYFRB Rate plus 0.5% or the Adjusted Term SOFR rate for a one-month interest period plus 1.0%. The interest rate for Term Benchmark loans with respect to the USD Term Loans was the sum of the applicable rate of 4.50%, plus the Adjusted Term SOFR rate. The Adjusted Term SOFR rate was the greater of the Term SOFR rate for the applicable interest period plus 0.10% or 0.00%. The Term SOFR Rate for the applicable interest period, was the rate per annum published by the CME Term SOFR Administrator and identified by Administrative Agent as the forward-looking term rate based on SOFR at approximately 5:00 a.m. Chicago time, two U.S. Government Securities Business Days prior to the first day in such interest period. For the EUR Term Loans, the interest rate for loans was the sum of the applicable rate of 5.0%, plus the Adjusted Eurodollar rate. The Eurodollar rate was defined as the greater of the EURIBOR Screen rate per annum for deposits of Euro for the applicable interest period as of approximately 11:00 a.m. Brussels time two business days prior to the first day in such interest period, or 0.0%. The Adjusted Eurodollar rate was defined as the interest rate per annum (rounded upward, if necessary, to the next 1/16 of 1%), equal to the Eurodollar Rate for the interest period multiplied by the Statutory Reserve Rate. The USD Term loans had an average interest rate of 9.67%, 9.55% and 6.00% for the years ended December 31, 2024, 2023 and 2022, respectively. The EUR Term loans had an average interest rate of 8.64%, 8.21% and 5.27% for the years ended December 31, 2024, 2023 and 2022, respectively.
Debt issuance costs and discounts related to the Senior Notes and Term Loans are reported in the Consolidated Balance Sheet as a direct deduction from the face amount of the debt. These costs are amortized as a component of “Interest expense” in the Consolidated Statements of Operations utilizing the effective interest method. The Company was compliant with all debt covenants and obligations at December 31, 2024 and December 31, 2023.
On February 21, 2025, the Company entered into a Second Incremental Commitment Amendment and Third Amendment to Credit Agreement, which amended the existing credit agreement. See “Note 23 — Subsequent Events” for further details.
13.    COMMITMENTS AND CONTINGENCIES
Commitments
The Company has entered into agreements that represent significant, enforceable and legally binding contractual obligations that are noncancelable without incurring a significant penalty. If a contract is cancelable with a penalty, the amount shown in the table below is the full contractual obligation, not the penalty, as the Company currently intends to fulfill each of these obligations.

Liabilities for uncertain tax positions are excluded from this table due to the uncertainty of the timing of the resolution of the underlying tax positions. At December 31, 2024, net uncertain tax positions were $22.3 million. The entire balance as of December 31, 2024 is non-current as the timing of resolution is uncertain and no portion of these liabilities is expected to be cash settled within the next 12 months.
Payments under purchase orders, certain sponsorships, donations and other commitments that are not enforceable and legally binding contractual obligations are also excluded from this table, as are payments, guaranteed and contingent, under employment contracts because they do not constitute purchase commitments.
The Company leases real estate under operating lease agreements that expire on various dates and does not anticipate any difficulties in renewing those leases that expire within the next several years or in leasing other space or hosting facilities, if required. The Company enters into unconditional purchase obligations related to contracts for cloud-based services, infrastructure and other business services as well as minimum royalty guarantees in connection with certain content licenses. The future minimum payments under debt obligations, non-cancelable operating leases and other purchase obligations are as follows as of December 31, 2024 (in thousands):

	Years ended December 31,
	2025	2026	2027	2028	2029	Thereafter	Total
USD Term Loans and EUR Term loans[1]:
Principal payments	$—	$1,014,390	$—	$—	$—	$—	$1,014,390
Interest payments[2]	82,633	10,986	—	—	—	—	93,619
Senior Notes:
Principal payments	—	—	300,000	—	—	—	300,000
Interest payments	29,250	29,250	14,625	—	—	—	73,125
Revolver commitment fee	545	—	—	—	—	—	545
Operating lease payments on facilities leases	13,682	8,319	6,984	6,057	5,678	11,895	52,615
Minimum royalty guarantee payments to content suppliers	42,494	26,576	13,665	12,869	5,515	4,484	105,603
Technology purchase commitments	8,742	4,817	412	—	—	—	13,971
Other commitments	3,871	477	—	—	—	—	4,348
Total commitments	$181,217	$1,094,815	$335,686	$18,926	$11,193	$16,379	$1,658,217

1 Excludes the effects of debt refinanced in the first quarter of 2025.
2 These are estimated payments based on interest rate curves valued as of December 31, 2024. Rates used for the EUR Term Loans are 7.1% for 2025 and 6.8% for 2026. Rates used for the USD Term Loans are 8.7% for 2025 and 8.5% for 2026.
Offsetting operating lease payments will be approximately $5.0 million and $1.2 million in receipts for subleased facilities through 2025 and 2026, respectively. Offsetting the minimum royalty guarantee payments to content suppliers will be approximately $2.0 million in minimum guaranteed receipts from content suppliers through 2025.
Contingencies
The Company indemnifies certain customers from claims related to alleged infringements of the intellectual property rights of third parties or misappropriation of publicity or personality rights of third parties, such as claims arising from copyright infringement or failure to secure model and property releases for images the Company licenses if such a release is required. The standard terms of these indemnifications require the Company to defend those claims upon notice and pay related damages, if any. The Company typically mitigates this risk by requiring all uses of licenses to be within the scope of the license, securing all necessary model and property releases for imagery for which the Company holds the copyright, and by contractually requiring contributing photographers and other imagery partners to do the same prior to submitting any imagery to the Company and by limiting damages/liability in certain circumstances. Additionally, the Company requires all contributors and image partners, as well as potential acquisition targets to warrant that the content licensed to or purchased by the Company does not and shall not infringe upon or misappropriate the rights of third parties. The Company requires contributing photographers, other imagery partners and sellers of businesses or image collections that Getty Images has purchased to indemnify the Company in certain circumstances where a claim arises in relation to an image they have provided or sold to the Company. Imagery Partners are typically required to carry insurance policies for losses related to such claims and individual contributors are encouraged to carry such policies and the Company itself has insurance policies to cover litigation costs for such claims. The Company will record liabilities for these indemnifications if and when such claims are probable and the range of possible payments and available recourse from imagery partners can be assessed, as applicable. Historically, the exposure to such claims has been immaterial, as were the recorded liabilities for intellectual property infringement at December 31, 2024 or 2023.
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
The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because management does not believe a material liability is probable, no related liabilities were recorded at December 31, 2024 or 2023.

The Company previously issued 20,700,000 public warrants, which were governed by a Warrant Agreement, dated August 4, 2020 (the “Warrant Agreement”) and redeemed by the Company in October 2022. In late 2022 and early 2023, the Company was named as a defendant in two lawsuits filed by former public warrant holders in the United States District Court for the Southern District of New York, related to the Warrant Agreement: Alta Partners, LLC v. Getty Images Holdings, Inc., Case No. 1:22-cv-08916 (filed October 19, 2022), and CRCM Institutional Master Fund (BVI) LTD, et al. v. Getty Images Holdings, Inc., Case No. 1:23-cv-01074 (filed February 8, 2023) (together, the “Initial Warrant Litigation”). Alta Partners, LLC (“Alta”) and the CRCM Institutional Master Fund (BVI), LTD parties (“CRCM” and together with Alta, the “Plaintiffs”) generally alleged that the Company had breached the Warrant Agreement by purportedly refusing to permit warrant holders to exercise the public warrants beginning thirty days after the July 2022 business combination pursuant to which the Company became a public company closed and issue shares of the Company’s common stock in respect of the warrant exercises on the basis of the Company’s Form S-4 registration statement that had been filed and declared effective by the SEC in connection with the business combination, and alternative claims for violations of federal securities laws, including claims under the Securities Act of 1933 and/or the Securities Exchange Act of 1934. The Plaintiffs sought, among other things, an award of money damages measured by the difference between the market price of the Company’s common stock on the purported exercise date less the $11.50 exercise price of the warrant multiplied by the number of public warrants each Plaintiff purported to exercise, or would have sought to exercise, on the exercise date. On February 17, 2023, the Court consolidated the actions for purposes of discovery. The Company filed answers to the complaints, and discovery closed on August 28, 2023. On September 11, 2023, all parties filed cross-motions for summary judgment. On October 27, 2023, the Court issued its decision on the cross-motions for summary judgment and entered judgment in favor of Plaintiffs on their breach of contract claims and, in accordance with Plaintiffs’ calculations, awarded damages in the amount of $36.9 million for Alta with respect to 2,066,371 public warrants that it owned as of the purported exercise date and $51.0 million for CRCM with respect to 3,010,764 public warrants that they owned as of the purported exercise date, plus, in each case, pre-judgment interest of 9% per annum. The Court entered judgment in favor of the Company on all other claims asserted by Plaintiffs including a similar breach of contract claim by Alta with respect to

11,593,149 public warrants that Alta had purchased in the open market after the date on which it had purported to exercise warrants and before the warrants were redeemed by the Company, and for which Alta sought the same per warrant money damages. The Company has appealed the portion of the Court’s judgment in favor of Plaintiffs and intends to continue to defend itself vigorously. Alta has cross-appealed the portion of the Court’s judgment in favor of the Company with respect to the later-acquired public warrants. The appeals have been fully briefed and the United States Court of Appeals for the Second Circuit heard oral argument on January 22, 2025, and the appeal is sub judice. In 2023, the Company recorded a loss on litigation relating to this matter based on the criteria under ASC 450 - Contingencies (“ASC 450”).

The Company has been named as a defendant in fourteen additional lawsuits by purported former public warrant holders alleging to have owned approximately 4.2 million public warrants in the aggregate (collectively, the “Follow-On Warrant Litigation”). Two of these additional suits were filed in the United States District Court for the Southern District of New York, Daniel Berner v. Getty Images Holdings, Inc., Case No. 1:24-cv-04483-JSR (filed June 11, 2024), and James Lapp v. Getty Images Holdings, Inc., Case No. 1: 24-cv-05129-JSR (filed July 5, 2024) (the “Berner/Lapp Actions”) and were pending before the same Judge that decided the Initial Warrant Litigation. These complaints generally allege breaches of the Warrant Agreement, and Berner has plead an alternative claim for violation of federal securities laws. The Court entered an order dismissing Berner’s alternative claims for violation of federal securities laws, and the Company filed answers to the complaints with respect to plaintiffs’ contract claims. The Plaintiffs in the Berner/Lapp Actions have argued that these matters are substantially similar to the Initial Warrant Litigation, and that the decision (including the method for calculating damages, which the Company disputes) reached in the Initial Warrant Litigation should be binding on the Company in the Berner/Lapp Actions. The federal court has consolidated the Berner/Lapp Actions for all pretrial purposes and entered a schedule, which included a hearing on motions for summary judgment on December 20, 2024. Following the summary judgement hearing, on January 27, 2025, the Court issued a bottom-line order in the Berner/ Lapp Actions granting summary judgement to plaintiffs Berner and Lapp reciting that “[a]n Opinion explaining the reasons for this ruling will issue in due course, at which time judgment will be entered.” As of the date of this filing, no Opinion or judgment has been issued. If the Judge applies the same damages calculation as the Initial Warrant Litigation, the damages are expected to be approximately $6.2 million plus interest. The Company expects that it will appeal the Opinion and judgment. Based on the criteria under ASC 450, the Company has included this amount in the total litigation reserve.
The other twelve additional suits since the Initial Warrant Litigation have been filed in the New York State Supreme Court, New York County: CSS, LLC v. Getty Images Holdings, Inc., Index No. 653527/2024 (filed July 12, 2024); Walleye Manager Opportunities LLC et. al. v. Getty Images Holdings, Inc., Index No. 653528/2024 (filed July 12, 2024); Funicular Funds LP v. Getty Images Holdings, Inc., Index No. 653410/2024 (filed July 5, 2024); MPF Broadway Convexity Fund I, LP et. al. v. Getty Images Holdings, Inc., Index No. 653411/2024 (filed July 5, 2024), LMR Multi-Strategy Master Fund Limited et al. v. Getty Images Holdings, Inc., Index No. 654963/2024 (filed September 20, 2024); Jordan Flannery v. Getty Images Holdings, Inc., Index No. 654961/2024 (filed September 20, 2024); Bi-Directional Disequilibrium Fund, L.P. et al. v. Getty Images Holdings, Inc., Index No. 654960/2024 (filed September 20, 2024); Holland v. Getty Images Holdings, Inc., Index No. 655746/2024 (filed October 29, 2024); Hunsicker v. Getty Images Holdings, Inc., Index. No. 655911/2024 (filed November 7, 2024); Dasher, et al. v. Getty Images Holdings, Inc., Index No. 655913/2024 (filed November 7, 2024); Parker v. Getty Images Holdings, Inc., Index No. 659240/2024 (filed November 22, 2024); Highbridge Tactical Credit Master Fund L.P et. al. v. Getty Images Holdings, Inc., Index No. 650402/2025 (filed January 21, 2025) (the “NY State Actions”). The NY State Actions generally allege breaches of the Warrant Agreement and seek an award of money damages, and the plaintiffs in these actions could seek, and the courts could award, money damages per warrant that are less than, equal to or greater than the per warrant money damages awarded in the Initial Warrant Litigation. The Company’s response to the complaints filed in the NY State Actions are not yet due. It is possible that additional purported former warrant holders of the Company could bring additional lawsuits against the Company, its directors or officers, alleging substantially similar claims, or new or different claims relating to the public warrants. The Company intends to defend itself vigorously in the Initial Warrant Litigation, the Follow-on Warrant Litigation and any future actions and is unable to estimate any potential additional loss or range of loss that may result from the ultimate resolution of these matters, which could be material to the Company’s business, financial condition, results of operations and cash flows. As of December 31, 2024, we had a remaining insurance recovery receivable related thereto of approximately $45.0 million, with related litigation reserves of $111.0 million.
Getty Images (US), Inc. is a plaintiff in a lawsuit filed in the United States District Court for the District of Delaware against Stability AI, Inc., Stability AI, Ltd. and Stability AI US Services Corp. The case, Getty Images (US), Inc. v. Stability AI, Inc., Case No. 1:23-cv-00135-JHL, arises out of the defendant’s alleged unauthorized reproduction of approximately 12.0 million in images from Getty Images’ websites, along with the accompanying captions and associated metadata, and use of the copied content in connection with various iterations of Stability AI’s generative artificial intelligence model known as Stable Diffusion. Getty Images (US), Inc. has asserted claims for copyright infringement; falsification of copyright management information; trademark infringement; unfair competition; trademark dilution; and deceptive trade practices. Getty Images (US), Inc. seeks, among other things, monetary damages and injunctive relief. The case was originally filed on February 3, 2023 against Stability AI, Inc., and an Amended Complaint adding Stability AI, Ltd. as a defendant was filed on March 29, 2023. On May 2, 2023, the defendants moved to dismiss or, in the alternative, to transfer the case to the Northern District of California. The defendants’ motion was premised on their contention that Stability AI, Ltd. is not subject to personal jurisdiction in Delaware. Getty Images served jurisdictional discovery requests on Defendants on May 12, 2023, and the parties agreed to extend Getty Images (US), Inc.’s time to respond to the motion to dismiss while the parties engage in discovery relating to the defendants’ activities within Delaware and other states in the U.S. On January 26, 2024, the court dismissed the defendants’ motion to dismiss without prejudice with leave to re-file upon the completion of jurisdictional discovery. Following substantial completion of jurisdictional discovery, Getty Images (US), Inc. filed an unopposed motion for leave to file a Second Amended Complaint, which was granted on July 8, 2024. The Second Amended Complaint added Stability AI US Services Corporation as a third defendant. On July 29, 2024, the defendants filed a renewed motion to dismiss premised on their contention that Stability AI, Ltd. is not subject to personal jurisdiction in Delaware and also filed a motion to transfer the case to the Northern District of California. The motion has been fully briefed and is still pending a decision by the Court. No case schedule has been set.
Arising out of similar alleged facts, Getty Images (US), Inc., Getty Images International U.C., Getty Images (UK) Limited, Getty Images Devco UK Limited and iStockphoto LP are Claimants in proceedings issued in the High Court of England & Wales against Stability AI Limited on January 16, 2023, claim number IL2023-000007, which, together with the Particulars of Claim (the Claimants’ statement of case) were served on the defendant on May 12, 2023. The Claimants assert claims for copyright infringement, infringement of database rights, trademark infringement and passing off and seeks, amongst other things, monetary damages, injunctive relief and legal costs. In June 2023, Stability filed a motion to strike certain portions of the claim and grant summary judgment on various claims made by Getty Images including the claim for secondary infringement of copyright. The court conducted a hearing on the issues in October 2023.

Following the hearing, the Judge gave judgment and issued an order denying Stability’s motion in its entirety and granted costs to Getty Images. The order became final and public in late January 2024. Stability requested permission to appeal against the decision not to grant summary judgment on the secondary infringement claim but that request was refused in July 2024. The case schedule was set in July 2024 for the next stages of the litigation, including exchange of the trial witness evidence, disclosure and amendments to the parties’ claims or defense. The parties have now substantially completed the evidence and disclosure phases and the next key phase will be the service of expert reports. The Court has held several hearings to address procedural issues, which will be ongoing through late March 2025. A trial date has been set for early June 2025 in the High Court in London and is estimated to last about four weeks.
The Company has made certain litigation reserves in respect of the Initial and Follow-On Warrant Litigation in the Consolidated Statements of Operations. Although the Company cannot be certain of the outcome of any litigation or the disposition of any claims, or the amount of damages and exposure, if any, that the Company could incur, the Company does not currently believe that a material loss arising from the final disposition of existing matters is probable. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot determine with certainty the ultimate outcome of any such litigation or proceedings. If the final resolution of any such litigation or proceedings is unfavorable, our financial condition, results of operations and cash flows could be materially affected. Further, in the ordinary course of business, the Company is also subject to periodic threats of lawsuits, investigations and claims. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
The Company has open tax audits in various jurisdictions and some of these jurisdictions require taxpayers to pay assessed taxes in advance or at the time of appealing such assessments. One such jurisdiction is Canada, where one of the Company’s subsidiaries, iStockphoto ULC, received tax assessments from the Canada Revenue Agency (“CRA”) asserting additional tax is due. The position taken by the CRA is related to the transactions between iStockphoto ULC and other affiliates within the Getty Images group for the 2015 Canadian income tax return filed. The Company believes the CRA position lacks merit and intends to vigorously contest these assessments through the appeal process, including engaging with the U.S. Competent Authority.
As part of the appeal process in Canada, the Company may be required to pay a portion of the assessment amount, which the Company estimates could be up to $17.4 million. Such required payment is not an admission that the Company believes it is subject to such taxes. The Company believes it is more likely than not it will prevail on appeal, however, if the CRA were to be successful in the appeal process, the Company estimates the maximum potential outcome could be up to $25.3 million.
14.    REVENUE
The Company distributes its content and services offerings through three primary products:
Creative —Creative is comprised of royalty-free (“RF”) photos, illustrations, vectors, videos, and generative AI-services that are released for commercial use and cover a wide variety of commercial, conceptual, and contemporary subjects, including lifestyle, business, science, health, wellness, beauty, sports, transportation and travel. This content is available for immediate use by a wide range of customers with depth, breadth, and quality, allowing our customers to produce impactful websites, digital media, social media, marketing campaigns, corporate collateral, textbooks, movies, television and online video content relevant to their target geographies and audiences. We primarily source Creative content from a broad network of professional, semi-professional, and amateur creators, many exclusive to Getty Images. We have a global creative insights team dedicated to providing briefing and art direction to our exclusive contributor community.
Editorial — Editorial is comprised of photos and videos covering the world of entertainment, sports and news. We combine contemporary coverage of events around the globe with one of the largest privately held archives globally with access to images to the beginning of photography. We invest in a dedicated editorial team which includes 110 staff photographers and videographers to generate our own coverage in addition to coverage from our network of content partners
Other — The Company offers a range of additional products and services to deepen the customer relationships, enhance customer loyalty and create additional differentiation in the market. These additional products and services currently include music licensing, digital asset management and distribution services, print sales and data licensing.
The following table summarizes the Company’s revenue by product (in thousands):

	Year Ended December 31,
	2024	2023	2022
Creative	$552,828	$578,727	$585,398
Editorial	345,932	320,643	325,779
Other	40,527	17,185	15,067
Total Revenue	$939,287	$916,555	$926,244
The December 31, 2024 deferred revenue balance will be earned as content is downloaded, services are provided or upon the expiration of subscription-based products, and nearly all is expected to be earned within the next twelve months. During the year ended December 31, 2024, the Company recognized revenue of $145.4 million that had been included in deferred revenue as of January 1, 2024.
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
Dividends declared and issued totaled $43.2 million (38,109 shares) for the year ended December 31, 2022. Redeemable Preferred Stock dividends were included in the Statements of Redeemable Preferred Stock and Stockholders’ Equity as a detriment to common stockholders and a benefit to Redeemable Preferred stockholders. Such dividends are also included as an adjustment to net income (loss) attributable to Getty Images Holdings, Inc. See “Note 22 — Net (Loss) Income Attributable to Common Stockholders”.

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
17.    EQUITY-BASED COMPENSATION
Equity-based compensation expense is recorded in “Selling, general and administrative expenses” in the Consolidated Statements of Operations, net of estimated forfeitures. The Company recognized equity-based compensation - net of estimated forfeitures of $24.0 million, $40.6 million, and $9.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. The Company capitalized $2.2 million, $3.0 million and $0.3 million of stock-based compensation expense associated with the cost of developing internal-use software during the year ended December 31, 2024, 2023 and 2022, respectively.
Prior to the Business Combination, certain employees of the Company were granted equity awards under Legacy Getty’s Amended and Restated 2012 Equity Incentive Plan of the Parent (“Legacy Getty 2012 Plan”). Upon closing of the Business Combination, awards under the Legacy Getty 2012 Plan were converted at the Exchange Ratio, and the Company’s Board of Directors approved the Getty Images Holdings, Inc. 2022 Equity Incentive Plan (“2022 Plan”). The 2022 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, dividend equivalents, restricted stock units (“RSU”), performance restricted stock units (“PSU”), and other stock or cash-based awards. Equity-based awards generally vest over three or four years. Under the 2022 Plan, up to 51,104,577 shares of Class A common stock are reserved for issuance, of which 6,243,088 are available to be issued as of December 31, 2024.
Stock Options
The following tables presents a summary of the Company’s stock option activity for the year ended December 31, 2024 (in thousands except weighted average data and years):

	Number of awards	Weighted Average Exercise Price	Remaining Average Contractual Life (in Years)
Outstanding - December 31, 2023	27,791	3.45	5.12
Granted	—	—
Exercised	(2,017)	2.88
Pre-vesting forfeitures	(44)	5.79
Post-vesting cancellations	(131)	4.99
Outstanding - December 31, 2024	25,599	3.48	4.22

Exercisable - December 31, 2024	23,997	$3.30	3.97
Vested and expected to vest after December 31, 2024	25,597	$3.48	4.22
Intrinsic value of stock options is calculated as the excess of market price of the Company’s common stock over the strike price of the stock options, multiplied by the number of stock options. The intrinsic value of the Company’s stock options is as follows (in thousands):

	December 31,
	2024	2023
Stock options outstanding	$104	$56,534
Stock options exercisable	$104	$54,944
Stock options vested and expected to vest	$104	$56,502
The intrinsic value of stock options exercised for the years ended December 31, 2024, December 31, 2023 and December 31, 2022 was approximately $1.9 million, $14.9 million and $14.8 million, respectively.
No stock options were granted during the year ended December 31, 2024. The weighted-average grant-date fair value of stock options, the valuation model used to estimate the fair value, and the assumptions input into that model, for awards granted were as follows:

	Year Ended December 31,
	2023	2022
Weighted average grant date fair value per award	$2.20	$3.17
Valuation model used	Black-Scholes	Black-Scholes
Expected award price volatility	50%	50%
Risk-free rate of return	3.70%	4.15%
Expected life of awards	5.89 years	5.7 years
Expected rate of dividends	None	None
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
As of December 31, 2024 there was $3.4 million of total unrecognized compensation expense related to outstanding stock options, which the Company expects to recognize over a weighted average period of approximately 1.2 years. During the years ended December 31, 2024, 2023 and 2022, the fair value of stock options that vested was $4.9 million, $3.8 million, and $7.9 million, respectively.
Restricted Stock Units
     The following table presents a summary of RSU activity (in thousands except weighted average data):

	Number of awards	Weighted Average Grant-Date Fair Value
Outstanding — December 31, 2023	5,644	$5.12
Granted	3,097	$3.49
Vested	(2,909)	$5.06
Cancelled	(405)	$5.15
Outstanding - December 31, 2024	5,427	$4.21
As of December 31, 2024, the total unrecognized compensation expense related to RSUs is approximately $21.5 million, which is expected to be recognized over a weighted average period of approximately 1.82 years.
Performance Stock Units
The following table presents a summary of PSU activity (in thousands except weighted average data):

	Number of awards	Weighted Average Grant-Date Fair Value
Outstanding — December 31, 2023[1]	921	$4.77
Granted	1,361	$4.35
Vested	—	$—
Cancelled	(963)	$4.78
Outstanding - December 31, 2024	1,319	$4.34
1 Prior year amount has been reclassified to conform to the current year presentation.
The number of units subject to future vesting is based on annual Company achieved factors, such as Revenue growth and Adjusted EBITDA less Capital Expenditures growth. Unvested units are expected to vest at the determination date of March 20, 2025, and expense recognized is adjusted quarterly for expected achievement. In addition to the granted shares in the table above, the Company issued an incremental 1.24 million PSUs that will have an accounting grant date in future periods upon achieved factors being set. PSU achievement is at the discretion of the Compensation Committee of the Board of Directors.

Earn Out Plan
The Getty Images Holdings, Inc. Earn Out Plan (“Earn Out Plan”) provides for the grant of RSUs, which generally vest upon grant. Under the Earn Out Plan, up to 6.0 million shares of Class A common stock are reserved for issuance, of which 20,856 shares are available to be issued as of December 31, 2024.

Number
	of	Weighted Average
	awards	Grant-Date Fair Value
Outstanding — December 31, 2023	—	$—
Granted	1,411	$4.37
Vested	(1,411)	$(4.37)
Cancelled		$—
Outstanding — December 31, 2024	—	$—
As of December 31, 2024, there is no unrecognized compensation expense related to RSUs granted from the Earn Out Plan, as all RSUs were fully vested upon grant.
Employee Stock Purchase Plan
The Getty Images Holdings, Inc. 2022 Employee Stock Purchase Plan (“ESPP”) provides for shares of Class A common stock to be purchased by eligible employees at six months intervals at 85% of the fair market value of the stock on either the first or last trading day of each six months period, whichever is lower. Eligible employees are allowed to contribute up to 10% of their compensation. The Company’s first six months period under the ESPP began on June 1, 2023. Under the ESPP, up to 5.0 million shares of Class A common stock are reserved for issuance, of which all 3.5 million shares are available to be issued as of December 31, 2024.
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
The Company’s contributions to these plans and other defined contribution plans worldwide totaled $8.8 million, $7.8 million and $7.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. These contributions were recorded as “Selling, general and administrative expenses” in the Consolidated Statements of Operations.
19.    LEASES
The Company’s leases relate primarily to office facilities that expire on various dates from 2025 through 2034, some of which include one or more options to renew. All of the Company’s leases are classified as operating leases. Operating leases are included in “Right of use assets” in the consolidated balance sheets. Current portion of the lease liabilities are included in “Accrued expenses” and non-current portion of lease liabilities are included in “Lease liabilities” in the consolidated balance sheets. Operating lease costs, including insignificant costs related to short-term leases, were $8.4 million, $8.9 million and $10.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Additional information related to the Company’s leases as of and for the years ended December 31, 2024 and 2023, are as follows (in thousands, except for the lease term and discount rate):

	As of December 31, 2024	As of December 31, 2023
Right of use asset	$32,453	$41,098

Lease liabilities, current	11,252	9,780
Lease liabilities, non-current	29,034	39,858
Total lease liabilities	$40,286	$49,638

Weighted average remaining lease term	5.3 years	5.9 years
Weighted average discount rate	5.7%	5.7%

Cash paid for amounts included in lease liabilities	$12,359	$13,391
Right of use asset obtained in exchange for lease obligations	$727	$2,591
Maturities of lease liabilities as of December 31, 2024 were as follows (in thousands):

Year ended December 31,
2025	$12,150
2026	6,691
2027	5,215
2028	4,262
2029	3,938
Thereafter	18,493
Total undiscounted lease payments	50,749
Less: imputed interest	(10,463)
Total lease liabilities	$40,286
Due to hybrid working arrangements, the Company has continued to assess its office needs and subleased several office locations during the year ended December 31, 2024 and 2023. These agreements were considered to be operating leases. The Company has not been legally released from the primary obligations under the original leases and therefore the Company continues to account for the original lease separately. The Company recorded no ROU asset impairment charge for the year ended December 31, 2024 and $314 thousand for the year ended December 31, 2023, which was the amount by which the carrying value of the lease ROU assets exceeded the fair values. Estimates of the fair values are based on the discounted cash flows of estimated net rental income for the office spaces subleased. The ROU asset impairment charge is included in “Other operating (income) expense - net” on the Consolidated Statement of Operations. Rent income from the sublessees is included in the Consolidated Statement of Operations on a straight-line basis as an offset to rent expense associated with the original operating lease included in “Selling, general and administrative expenses” on the Consolidated Statement of Operations.
20.    INCOME TAXES
The components of income (loss) before income taxes are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$20,850	$(67,496)	$(95,489)
Foreign	66,105	40,591	61,972
Income (loss) before income taxes	$86,955	$(26,905)	$(33,517)

The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
United States	$22,965	$26,720	$20,652
Foreign	17,611	1,823	9,487
Total current income tax expense (benefit)	40,576	28,543	30,139
Deferred:
United States	3,943	(15,169)	13,356
Foreign	2,964	(59,856)	631
Total deferred income tax expense (benefit)	6,907	(75,025)	13,987
Total provision for income tax expense	$47,483	$(46,482)	$44,126
The items accounting for the difference between income taxes computed at the U.S. federal statutory rate and the effective income tax rate are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Federal income tax expense (benefit) at the statutory rate	$18,274	$(5,651)	$(7,039)
Effect of:
State taxes, net of federal benefit	3,369	(1,736)	(3,092)
Tax impact of foreign earnings and losses	16,440	11,524	11,453
Stock-based compensation	2,657	3,633	2,230
Nondeductible net loss on fair value adjustment for warrant liabilities	—	—	34,659
Valuation allowance	(3,656)	(49,425)	12,223
Tax credits	11,449	(5,284)	(6,852)
Other, net	(1,050)	457	544
Income tax expense (benefit)	$47,483	$(46,482)	$44,126
Uncertain Tax Positions
The Company follows the provisions of accounting for uncertainty in income taxes. This guidance clarifies the accounting for uncertainty in income taxes recognized in the consolidated financial statements and prescribes a recognition threshold of more likely than not and a measurement attribute on all tax positions taken or expected to be taken in a tax return for their recognition in the financial statements.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Uncertain tax benefits, beginning of year	$20,155	$28,967	$33,425
Gross increase to tax positions related to prior years	—	338	31
Gross decrease to tax positions related to prior years	(1,457)	(36)	(1,109)
Gross increase to tax positions related to the current year	2,953	2,036	675
Gross decrease to tax positions related to the current year	—	—	—
Settlements	—	(4,636)	—
Lapse of statute of limitations	(5,235)	(6,514)	(4,055)
Uncertain tax benefits, end of year	$16,416	$20,155	$28,967
As of December 31, 2024, the Company had $16.4 million of gross unrecognized tax benefits, of which $16.4 million, if fully recognized, would affect the Company’s effective tax rate. The timing of resolution for these liabilities is uncertain. The resolution of these items may result in additional or reduced income tax expense. Possible releases of liabilities due to expirations of statutes of limitations will have the effect of decreasing the Company’s income tax expense and the effective tax rate, if and when they occur. Although the timing of resolution and/or closure of tax audits cannot be predicted with certainty, the Company believes it is reasonably possible that approximately $3.7 million of its reserves for uncertain tax positions may be released in the next 12 months.
The Company recognizes interest and penalties related to liabilities for uncertain tax positions in income tax expense in the Consolidated Statements of Operations. Interest and penalties were $2.2 million, $3.5 million, and $0.9 million for the years ended December 31, 2024, 2023, and 2022, respectively. The Company has recognized total accrued interest and penalties of approximately $6.7 million, $8.9 million, and $12.4 million as of December 31, 2024, 2023, and 2022, respectively, relating to uncertain tax positions.
The Company conducts business globally and, as a result, the Company and its subsidiaries file income tax returns in the U.S., including various states, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The tax years 2021 and forward are open for U.S. federal income tax matters. The tax years 2018 and forward are open for U.S. state income tax matters. With few exceptions, foreign tax filings are open for years 2012 and subsequent years. As of December 31, 2024, the Company is currently undergoing audit examinations for tax years 2018 through 2021 by the New York State Department of Taxation, for tax years 2012 through 2016 by the Canada Revenue Agency, and for tax years 2015 through 2021 by Irish Revenue.
Deferred Taxes and Valuation Allowances
The Company follows authoritative guidance for accounting for income taxes, which requires the Company to reduce deferred tax by a valuation allowance if, based on the weight of all available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all available evidence for the realizability of U.S. deferred tax assets, the Company provided a valuation allowance of $145.9 million and $148.9 million for the years ended December 31, 2024 and December 31, 2023, respectively. In future periods, the Company will evaluate the positive and negative evidence available at the time in order to support its analysis for a valuation allowance, and as a result the Company may release its valuation allowance in part, or in total, when it becomes more likely than not that the deferred tax assets will be realized.

Deferred tax assets, liabilities and valuation allowance are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets
Income tax attributes	$240,182	$242,234
Accrued liabilities and reserves	27,600	18,874
Operating lease liabilities	7,060	9,077
Prepaid expenses	—	—
Stock-based compensation expense	5,388	5,893
Other	1,003	855
Gross deferred tax assets	281,233	276,933
Less valuation allowance	(164,322)	(168,185)
Total deferred tax assets	116,911	108,748
Deferred tax liabilities
Amortization and depreciation	(53,012)	(44,932)
Operating lease assets	(5,707)	(7,598)
Prepaid expenses	(2,738)	(3,667)
Unrealized foreign exchange gains/losses	(14,949)	(3,587)
Other[1]	(897)	(1,144)
Net deferred tax liabilities, net of valuation allowance	$39,608	$47,820
1 Prior year amount has been reclassified to conform to the current year presentation. Previously reported balance is included in the Foreign exchange gain (loss) - net line item above.
The deferred tax assets at December 31, 2024, with respect to net operating loss carryforwards and expiration periods are as follows (in thousands):

	Deferred Tax Assets	Net Operating Loss Carryforwards
United States, expiring between 2024 and 2043	$8,694	$124,310
Foreign, expiring between 2024 and 2044	16,114	64,331
Foreign, indefinite	54,705	425,945
Total	$79,513	$614,586
The following is information pertaining to U.S. federal tax credits at December 31, 2024, as well as the expiration periods (in thousands):

Tax Credits
United States, federal tax credit carryforwards:
Foreign tax credits, expiring between 2024 and 2034	$26,242
Total	$26,242
The components of our net deferred taxes at the reported balance sheet dates are primarily comprised of amounts relating to net operating loss carryforwards, accrued assets and liabilities, and depreciable and amortizable assets.

21.    SEGMENT AND GEOGRAPHIC INFORMATION
Getty Images is a preeminent global visual content creator and marketplace that offers a full range of content solutions to meet the needs of customers around the globe. Through Getty Images, iStock, and Unsplash brands, websites and APIs, the Company distributes content and service offerings through three primary product lines: Creative, Editorial, and Other.
As of December 31, 2024, 2023 and 2022, the Company identified one operating and reportable segment for purposes of allocating resources and evaluating financial performance. The Company determines its reportable segment primarily based on the management of the business on a consolidated basis rather than by product, as this information is not how the CODM oversees the business.

As part of its financial management practices, the Company conducts an annual budgeting process and regularly reviews forecasted and actual financial results. The Chief Executive Officer, who serves as the Company’s CODM, uses these forecast and actual results to manage the business. The metric most closely aligned with U.S. GAAP, utilized by the CODM to assess financial performance, guide strategic planning, and allocate resources for the reportable segment is net income.
The Company does not have intra-entity sales or transfers. Asset information on a segment basis is not different than that presented in the consolidated balance sheets.
Segment Financial Information
Certain financial information for the Company’s segment, including significant expenses that are used by the CODM to assess the business performance and other segment expense items are listed below:

(In thousands)	Year Ended December 31,
	2024	2023	2022
Revenue	$939,287	$916,555	$926,244
Less:
Significant segment expense items[1]:
Cost of revenue (exclusive of depreciation and amortization)	253,068	250,249	254,990
Adjusted Selling, general & administrative expenses[2]	338,804	316,350	310,475
Marketing costs	47,144	48,514	55,815
Other segment items[3]	119,466	173,770	102,931
Segment income from operations	180,805	127,672	202,033

Interest expense	(131,408)	(126,884)	(117,229)
Other non-operating income (expense)[4]	37,558	(27,693)	(118,321)
Segment income (loss) before income taxes	86,955	(26,905)	(33,517)
Income tax (expense) benefit	(47,483)	46,482	(44,126)
Segment net income (loss)	39,472	19,577	(77,643)
Reconciliation of segment profit or loss	—	—	—
Consolidated net income (loss)	39,472	19,577	(77,643)

1 The significant segment expense items are expense information that is regularly provided to the CODM.
2 Total Selling, general and administrative expenses, excluding Marketing costs and Equity compensation expenses.
3 Includes Depreciation, Amortization, Other operating expense (income) - net, Loss on litigation, Recovery of loss on litigation, and Equity compensation expenses.
4 Other segment non-operating income (expense) includes (Loss) gain on fair value adjustment for swaps – net, Foreign exchange gain (loss) – net, Loss on extinguishment of debt, Net loss on fair value adjustment for warrant liabilities and Other non-operating income - net.

See “Note 14 — Revenue” for a breakdown of revenue by product.
Geographic Financial Information
The following represents the Company’s geographic revenue based on customer location (in thousands):

	December 31,
	2024	2023	2022
Americas	$535,723	$515,374	$525,775
Europe, the Middle East, and Africa	302,745	298,589	293,673
Asia-Pacific	100,819	102,592	106,796
Total Revenues	$939,287	$916,555	$926,244
Included in Americas is the United States, which comprises approximately 52.0%, 51.2% and 51.7% of total revenue for the years ended December 31, 2024, 2023 and 2022, respectively. Included in Europe, the Middle East, and Africa is the United Kingdom, which accounts for approximately 10.7%, 11.1% and 10.4% of total revenue for the years ended December 31, 2024, 2023 and 2022, respectively. No other country accounts for more than 10% of the Company’s revenue in any period presented.
The Company’s long-lived tangible assets were located as follows (in thousands):

	December 31,
	2024	2023
Americas	$93,667	$89,728
Europe, the Middle East, and Africa	83,169	89,164
Asia-Pacific	456	487
Total long-lived tangible assets	$177,292	$179,379
Included in Americas is the United States, which comprises 47.0% and 45.2% of total long-lived tangible assets as of December 31, 2024 and 2023, respectively. Included in Europe, the Middle East, and Africa is Ireland, which comprises 39.9% and 42.8% of total long-lived tangible assets as of December 31, 2024 and 2023, respectively.

22.    NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table sets forth the computation of basic and diluted (loss) income per share of Class A common stock (amounts in thousands, except share and per share amounts):

	Year end December 31,
	2024	2023	2022
NET INCOME (LOSS)	$39,472	$19,577	$(77,643)
Less:
Net income (loss) attributable to noncontrolling interest	(61)	238	(89)
Premium on early redemption of Redeemable Preferred Stock	—	—	26,678
Redeemable Preferred Stock dividend	—	—	43,218
NET INCOME (LOSS) ATTRIBUTABLE TO GETTY IMAGES HOLDINGS, INC. - Basic	$39,533	$19,339	$(147,450)

Weighted-average Class A common stock outstanding:
Basic	409,144,863	399,037,805	276,942,660
Effect of dilutive securities	5,725,938	12,457,220	—
Diluted	414,870,801	411,495,025	276,942,660
Net income (loss) per share of Class A common stock attributable to Getty Images Holdings, Inc. common stockholders:
Basic	$0.10	$0.05	$(0.53)
Diluted	$0.10	$0.05	$(0.53)
The following are excluded from the computation of diluted net income per share of Class A common stock as their effect would have been anti-dilutive:

	December 31,
	2024	2023	2022
Common stock options	5,173,148	4,424,674	29,934,987
Restricted stock units	5,325,324	2,335,684	4,367,413
	10,498,472	6,760,358	34,302,400
23.    SUBSEQUENT EVENTS
Merger Agreement with Shutterstock

On January 6, 2025, Getty Images entered into an Agreement and Plan of Merger (the “Merger Agreement”) to combine in a merger-of-equals transaction with Shutterstock, Inc. (“Shutterstock”) (such transaction referred to herein as the “Merger”). Subject to terms and conditions in the Merger Agreement, the aggregate consideration to be paid by Getty Images in respect of the outstanding shares of common stock of Shutterstock will be:

•An amount in cash equal to the product of $9.50 multiplied by the number of shares of Shutterstock common stock outstanding immediately prior to the transaction close (including vested Shutterstock restricted stock units and performance stock units) (the “Total Cash Amount”); and

•A number of shares of Getty Images common stock equal to the product of 9.17 multiplied by the number of shares of Shutterstock common stock outstanding immediately prior to the transaction close (including vested Shutterstock restricted stock units and performance stock units) (the “Total Stock Amount”).

Each of the Total Cash Amount and the Total Stock Amount will be fixed as of immediately prior to closing of the Merger. Therefore, cash elections will be subject to proration if cash elections are oversubscribed and stock elections will be subject to proration if stock elections are oversubscribed.

Each holder of Shutterstock common stock immediately prior to the transaction close will have the option to receive, subject to proration, for each share of Shutterstock common stock held by such holder:

•Cash consideration of $9.50 and 9.17 shares of Getty Images common stock;

•Cash consideration of $28.8487; or

•13.67237 shares of Getty Images common stock.

Following the close of the transaction, Getty Images stockholders will own approximately 54.7% and Shutterstock stockholders will own approximately 45.3% of the combined company on a fully diluted basis. The transaction is subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals, the approval of Getty Images and Shutterstock stockholders and other customary closing conditions.

Through December 31, 2024, Getty Images has expensed $4.1 million of legal, accounting, and direct costs related to this proposed Merger in “Other operating expenses (income) – net” on the consolidated balance sheets.

On January 28, 2025, Getty Images filed its Premerger Notification and Report Form under the HSR Act (“HSR Filing”). On February 27, 2025 Getty Images withdrew its HSR Filing and refiled it on March 3, 2025. The waiting period under the HSR Act will expire at 11:59 pm on April 2, 2025, unless earlier terminated or otherwise extended.
Refinancing Amendment
On February 21, 2025 (the “Amendment Effective Date”), Abe Investment Holdings, Inc., a Delaware corporation (the “Parent Borrower”), and Getty Images, Inc., a Delaware corporation (the “Getty Borrower”, and together with the Parent Borrower, the “Borrowers”), which are subsidiaries of Getty Images, entered into the Second Incremental Commitment Amendment and Third Amendment to Credit Agreement (the “Refinancing Amendment”), which amended their existing credit agreement, dated as of February 19, 2019 (as amended, restated, amended and restated, supplemented or otherwise modified prior to the Amendment Effective Date, the “Existing Credit Agreement” and as amended by the Refinancing Amendment, the “Amended Credit Agreement”). The Refinancing Amendment, among other things, provided for (i) a new tranche of senior secured fixed rate incremental term loans denominated in U.S. Dollars in an aggregate principal amount of $580.0 million (the “Dollar Fixed Rate Term B-1 Loans”) and (ii) a new tranche of senior secured term loans denominated in Euros in an aggregate principal amount of €440.0 million (the “Euro Term B-1 Loans” and together with the Dollar Fixed Rate Term B-1 Loans, the “Term B-1 Loans”). The proceeds of the Term B-1 Loans were used to refinance in full all outstanding term loans under the Existing Credit Agreement. The Term B-1 Loans will mature on February 21, 2030; provided that, if more than $25.0 million of the Borrowers’ existing senior unsecured notes or refinancing indebtedness in respect thereof remain outstanding with a maturity date earlier than the date that is 91 days after February 21, 2030, then the maturity of the Euro Term B-1 Loans shall spring to the date that is 91 days prior to the maturity of such senior unsecured notes or refinancing indebtedness in respect thereof.
The Dollar Fixed Rate Term B-1 Loans will accrue interest at an initial fixed rate of 11.25% per annum (the “Initial Fixed Rate”), which will step-up to 12.25% per annum on May 14, 2025 and 13.25% per annum (the “Maximum Fixed Rate”) on August 14, 2025; provided that, if the Borrowers (i) commence a Permitted Debt Exchange Offer (as defined in the Amended Credit Agreement) and (ii) either (x) consummate such Permitted Debt Exchange (as defined in the Amended Credit Agreement) or (y) if no lenders elect to exchange their Dollar Fixed Rate Term B-1 Loans, permit the full election period set forth in the definitive documentation for such Permitted Debt Exchange Offer to expire, in each case, with respect to the Dollar Fixed Term B-1 Loans on or before December 31, 2025, then the interest rate shall be the Initial Fixed Rate at all times thereafter; provided further that, if such first Permitted Debt Exchange is consummated after December 31, 2025, then the interest shall be the Maximum Fixed Rate at all times thereafter. The Dollar Fixed Rate Term B-1 Loans shall be due and payable at maturity.
The Euro Term B-1 Loans will accrue interest at the Adjusted Eurodollar Rate (as defined in the Amended Credit Agreement and based on EURIBOR) plus 6.00% per annum. The Euro Term B-1 Loans will amortize at 5.0% per annum, payable in equal quarterly installments beginning on June 30, 2025.
With respect to the Dollar Fixed Rate Term B-1 Loans, any optional prepayment or mandatory prepayment as a result of incurring refinancing debt on or prior to the fourth anniversary of the Amendment Effective Date will be subject to a prepayment premium equal to (i) if such prepayment is made prior to the second anniversary of the Amendment Effective Date, a make-whole amount constituting the applicable Initial Prepayment Premium (as defined in the Amended Credit Agreement), (ii) if such prepayment is made on or after the second anniversary of the Amendment Effective Date but prior to the third anniversary of the Amendment Effective Date, 5.625% of the principal amount of the Dollar Fixed Rate Term B-1 Loans prepaid and (iii) if such prepayment is made on or after the third anniversary of the Amendment Effective Date but prior to the fourth anniversary of the Amendment Effective Date, 2.813% of the principal amount of the Dollar Fixed Rate Term B-1 Loans prepaid. With respect to the Euro Term B-1 Loans, any optional prepayment or mandatory prepayment as a result of incurring refinancing debt on or prior to the second anniversary of the Amendment Effective Date will be subject to a prepayment premium equal to (i) if such prepayment is made prior to the first anniversary of the Amendment Effective Date, a make-whole amount constituting the applicable Initial Prepayment Premium and (ii) if such prepayment is made on or after the first anniversary of the Amendment Effective Date but prior to the second anniversary of the Amendment Effective Date, 1.00% of the principal amount of the Euro Term B-1 Loans prepaid. Any prepayment of Term B-1 Loans in connection with a Permitted Debt Exchange shall not be subject to any prepayment premium.