Form 10-Q
period 2025-03-31
Getty Images Holdings, Inc.
filed 2025-05-12
CIK 1898496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 7, 2025, 413,417,168 shares of Class A common stock, par value $0.0001 per share, of Getty Images Holdings, Inc. were issued and outstanding.

GETTY IMAGES HOLDINGS, INC.
Form 10-Q
For the Quarter Ended March 31, 2025

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$114,554	$121,173
Restricted cash	4,119	4,131
Accounts receivable – net of allowance of $6,123 and $6,164, respectively	158,697	151,130
Prepaid expenses	15,226	16,327
Insurance recovery receivable	40,000	45,000
Taxes receivable	10,058	9,577
Other current assets	7,681	11,477
Total current assets	350,335	358,815
Property and equipment, net	180,309	177,292
Operating lease right-of-use assets	30,478	32,453
Goodwill	1,511,795	1,510,477
Intangible assets, net of accumulated amortization	397,877	389,906
Deferred income taxes, net	64,681	63,965
Other assets	31,028	30,800
Total assets	$2,566,503	$2,563,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$103,133	$99,320
Accrued expenses	49,408	59,938
Short-term debt, net	19,447	—
Income taxes payable	17,363	10,913
Litigation reserves	112,380	110,994
Deferred revenue	186,634	172,090
Total current liabilities	488,365	453,255
Long-term debt, net	1,308,112	1,314,424
Lease liabilities	26,559	29,034
Deferred income taxes, net	77,363	24,357
Uncertain tax positions	22,831	22,329
Other long-term liabilities	2,177	1,969
Total liabilities	1,925,407	1,845,368
Commitments & contingencies (Note 12)

Stockholders’ equity:
Class A common stock, $0.0001 par value: 2.0 billion shares authorized; 413.4 million shares issued and outstanding as of March 31, 2025 and 412.3 million shares issued and outstanding as of December 31, 2024	41	41
Additional paid-in capital	2,022,385	2,017,407
Accumulated deficit	(1,326,054)	(1,223,482)
Accumulated other comprehensive loss	(103,420)	(123,770)
Total Getty Images Holdings, Inc. stockholders’ equity	592,952	670,196
Non-controlling interest	48,144	48,144
Total stockholders’ equity	641,096	718,340
Total liabilities and stockholders’ equity	$2,566,503	$2,563,708
See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$224,077	$222,278

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$60,209	$60,256
Selling, general and administrative expenses	98,268	100,944
Depreciation	14,947	14,360
Amortization	566	534
Loss on litigation	4,343	2,022
Other operating expenses – net	18,402	3,128
Total operating expenses	196,735	181,244
Income from operations	27,342	41,034

Other (expense) income, net:
Interest expense	(32,675)	(32,724)
(Loss) on fair value adjustment for swaps – net	—	(1,459)
Foreign exchange (loss) gain – net	(25,078)	16,422
Loss on extinguishment of debt	(5,474)	—
Other non-operating (expense) income – net	(2,094)	1,515
Total other expense – net	(65,321)	(16,246)
(Loss) income before income taxes	(37,979)	24,788
Income tax (expense) benefit	(64,593)	(11,201)

Net (loss) income	(102,572)	13,587
Less:
Net income attributable to non-controlling interest	—	132
Net (loss) income attributable to Getty Images Holdings, Inc.	$(102,572)	$13,455

Net (loss) income per share attributable to Class A Getty Images Holdings, Inc. common stockholders:
Basic	$(0.25)	$0.03
Diluted	$(0.25)	$0.03

Weighted-average Class A common shares outstanding:
Basic	412,472,878	405,635,251
Diluted	412,472,878	414,893,486
See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net (loss) income	$(102,572)	$13,587
Other comprehensive (loss) income:
Net foreign currency translation adjustment gains (losses)	20,350	(15,606)
Comprehensive loss	(82,222)	(2,019)
Less: Comprehensive gain attributable to noncontrolling interest	—	132
Comprehensive (loss) attributable to Getty Images Holdings, Inc.	$(82,222)	$(2,151)
See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Getty Images Holdings, Inc. Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	412,270,402	$41	$2,017,407	$(1,223,482)	$(123,770)	$670,196	$48,144	$718,340
Net loss	—	—	—	(102,572)	—	(102,572)	—	(102,572)
Net foreign currency translation adjustment gains in comprehensive income	—	—	—	—	20,350	20,350	—	20,350
Issuance of common stock in connection with equity-based compensation arrangements	1,146,766	—	—	—	—	—	—	—
Equity-based compensation activity	—	—	4,978	—	—	4,978	—	4,978
Balance at March 31, 2025	413,417,168	$41	$2,022,385	$(1,326,054)	$(103,420)	$592,952	$48,144	$641,096

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Getty Images Holdings, Inc. Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	404,970,787	$40	$1,983,276	$(1,263,015)	$(87,076)	$633,225	$48,205	$681,430
Net income	—	—	—	13,455	—	13,455	132	13,587
Net foreign currency translation adjustment (losses) in comprehensive income	—	—	—	—	(15,606)	(15,606)	—	(15,606)
Issuance of common stock in connection with equity-based compensation arrangements	2,904,154	1	2,195	—	—	2,196	—	2,196
Common shares withheld for settlement of taxes in connection with equity-based compensation	(570,708)	—	(2,492)	—	—	(2,492)	—	(2,492)
Equity-based compensation activity	—	—	10,030	—	—	10,030	—	10,030
Balance at March 31, 2024	407,304,233	$41	$1,993,009	$(1,249,560)	$(102,682)	$640,808	$48,337	$689,145
See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(102,572)	$13,587
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,513	14,894
Foreign currency gain (losses) on foreign denominated debt	18,330	(11,708)
Equity-based compensation	4,525	9,134
Debt extinguishment	5,474	—
Deferred income taxes – net	54,827	3,422
Uncertain tax positions	502	(163)
Non-cash fair value adjustment for swaps	—	1,459
Amortization of debt issuance costs	1,923	743
Non-cash operating lease costs	2,773	2,913
Other	3,145	632
Changes in assets and liabilities:
Accounts receivable	(6,373)	(2,051)
Accounts payable	6,075	(8,877)
Accrued expenses	(4,719)	(212)
Insurance recovery receivable	5,000	931
Litigation reserves	1,501	1,390
Lease liabilities, non-current	(3,265)	(2,957)
Income taxes receivable/payable	6,683	145
Interest payable	(7,316)	(7,317)
Deferred revenue	13,167	7,883
Other	191	(2,320)
Net cash provided by operating activities	15,384	21,528

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(15,706)	(14,452)
Net cash used in investing activities	(15,706)	(14,452)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	1,040,872	—
Debt refinancing costs	(35,343)	(2,201)
Prepayment of debt	(1,018,076)	(2,600)
Proceeds from common stock issuance	—	2,021
Cash paid for settlement of employee taxes related to equity-based awards	—	(2,492)
Net cash used in financing activities	(12,547)	(5,272)

Effects of exchange rates fluctuations	6,238	(3,918)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(6,631)	(2,114)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – Beginning of period	125,304	140,850
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – End of period	$118,673	$138,736
See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Description of the Company and Basis of Presentation

Description of the Company

Getty Images Holdings, Inc. (the “Company” or “Getty Images”) is a preeminent global visual content creator and marketplace that offers a full range of content solutions to meet the needs of customers around the globe, no matter their size. Through Getty Images, iStock, and Unsplash brands, websites, and APIs, the Company serves customers in almost every country in the world and is one of the first places people turn to discover, purchase, and share powerful visual content from the world’s best photographers and videographers. The Company brings content to media outlets, advertising agencies, and corporations and increasingly serves individual creators and prosumers.

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

Following the close of the transaction, based on the common shares outstanding as of April 25, 2025, Getty Images stockholders will own approximately 53.0% and Shutterstock stockholders will own approximately 47.0% of the combined company on a fully diluted basis. The transaction is subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals, the approval of Getty Images and Shutterstock stockholders and other customary closing conditions.

During the three months ended March 31, 2025, Getty Images has expensed $18.0 million of legal, accounting, and other direct costs related to this proposed Merger in “Other operating expenses (income) – net” in the Condensed Consolidated Statements of Operations.

On January 28, 2025, Getty Images filed its Premerger Notification and Report Form under the HSR Act (“HSR Filing”). On February 27, 2025 Getty Images withdrew its HSR Filing and refiled it on March 3, 2025.

On April 2, 2025, Getty Images and Shutterstock announced that they had each received a Request for Additional Information and Documentary Material (“Second Request”) from the U.S. Department of Justice (“DOJ”) in connection with the transaction. The Second Request was issued under notification requirements of the HSR Act. The effect of the

Second Request is to extend the waiting period imposed by the HSR Act until 30 days after Getty Images and Shutterstock have substantially complied with the request, unless that period is extended voluntarily by the parties or terminated sooner by the DOJ.

Following submission of a briefing paper, on April 22, 2025, the United Kingdom Competition and Markets Authority invited Getty Images to submit a Merger Notice and their review process is ongoing.

For additional information associated with the transaction, please see the Company filings from time to time with the Securities and Exchange Commission.
Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of Getty Images have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 17, 2025 (the “2024 Form 10-K”).
In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for any future period or the entire year.
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
Note 2 - Summary of Significant Accounting Policies
There have been no changes to the significant accounting policies described in the 2024 Form 10-K that have had a material impact on the Company’s condensed consolidated financial statements and related notes. The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Allowance for Doubtful Accounts
Accounts receivable – net, are trade receivables net of reserves for allowances for doubtful accounts totaling $6.1 million and $6.2 million as of March 31, 2025 and December 31, 2024, respectively. The Company recorded immaterial bad debt expenses for the three months ended March 31, 2025 and $0.3 million for the three months ended March 31, 2024.
Allowance for doubtful accounts is calculated based on the current estimate of expected lifetime credit losses, which includes assumptions such as historical losses, existing economic conditions, and analysis of specific older account balances of customer and delegate accounts. Trade receivables are written off when collection efforts have been exhausted.
Foreign Exchange (Loss) Gain – net

The Company recognized foreign exchange loss, net of $25.1 million for the three months ended March 31, 2025 compared with net gains of $16.4 million for the three months ended March 31, 2024, respectively. These changes are primarily driven by volatility in foreign exchange rates, including fluctuations in the EUR related to our Old EUR Term Loans and New EUR Term Loans in the three months ended March 31, 2025.
Minority Investments without Readily Determinable Fair Value
The carrying amount of the minority investments, which is included within “Other assets” in the Condensed Consolidated Balance Sheets was $2.0 million and $1.9 million as of March 31, 2025 and December 31, 2024, respectively. The Company uses the measurement alternative for these equity investments, and their carrying value is reported at cost, adjusted for impairments, or any observable price changes in ordinary transactions with identical or similar investments. Revenue related to content consumed by the minority investees was not material during the three months ended March 31, 2025 and 2024.
On a quarterly basis, the Company evaluates the carrying value of its long-term investments for impairment, which includes an assessment of revenue growth, earnings performance, working capital, and general market conditions. As of March 31, 2025, no adjustments to the carrying values of the Company’s long-term investments were identified as a result of this assessment.
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
Revenue by major product:

	Three Months Ended March 31,
(In thousands)	2025	2024
Creative	$132,175	$138,842
Editorial	82,617	79,429
Other	9,285	4,007
Total Revenue	$224,077	$222,278
Revenue by region:

	Three Months Ended March 31,
(In thousands)	2025	2024
Americas	$131,524	$124,408
Europe, the Middle East, and Africa	68,727	72,915
Asia-Pacific	23,826	24,955
Total Revenue	$224,077	$222,278
The March 31, 2025 deferred revenue balance will be earned as content is downloaded, services are provided, or upon the expiration of subscription-based products, and nearly all is expected to be earned within the next twelve months.
During the three months ended March 31, 2025, the Company recognized revenue of $67.9 million that had been included in deferred revenue as of January 1, 2025.
Note 4 - Derivative Instruments
The Company was party to an interest rate swap agreement entered into to reduce the economic impact of interest rate fluctuations on outstanding debt. The swap matured in February 2024. These derivative financial instruments were not held or issued for trading purposes.
Prior to swap maturity in February 2024, the Company incurred a net loss of $1.5 million on the derivative instruments for the three months ended March 31, 2024. The amounts are included in “(Loss) on fair value adjustment for swaps – net” on the Condensed Consolidated Statements of Operations.
Note 5 - Fair Value of Financial Instruments
The Company’s financial instruments consist of cash equivalents, and debt. Assets and liabilities measured at fair value on a recurring basis (cash equivalents) and a nonrecurring basis (debts) are categorized in the tables below.
The fair value of the Company’s money market funds is based on quoted active market prices and is determined using the market approach. The fair values of the Company’s interest rate swap contracts were based on market quotes provided by the counterparty. Quotes by the counterparty were calculated based on observable current rates and forward interest rate curves. The Company recalculated and validated this fair value using publicly available market inputs using the market approach. The fair value of the Company’s Old Term Loans, New Term Loans and Senior Notes are based on market quotes provided by a third-party pricing source.

The following tables summarize the Company’s financial instruments by level in the fair value hierarchy as of March 31, 2025:

	Fair Value Measurements at March 31, 2025
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (cash equivalents)	$51,114	$—	$—	$51,114

Liabilities:
New Term Loans	—	997,027	—	997,027
Senior Notes	—	300,000	—	300,000
The following tables summarize the Company’s financial instruments by level in the fair value hierarchy as of December 31, 2024:

	Fair Value Measurements at December 31, 2024
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (cash equivalents)	$75,431	$—	$—	$75,431

Liabilities:
Old Term Loans	—	1,013,231	—	1,013,231
Senior Notes	—	298,965	—	298,965
The Company’s non-financial assets and liabilities, which include goodwill and long-lived assets held and used, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur or if an annual impairment test is required, the Company would evaluate the non-financial assets and liabilities for impairment. If an impairment was to occur, the asset or liability would be recorded at its estimated fair value. See “Note 7 - Debt” for additional disclosures on the Old Term Loans, New Term Loans and Senior Notes.
Note 6 - Other Assets and Liabilities
The following table summarizes the Company’s other long-term assets:

(In thousands)	As of March 31, 2025	As of December 31, 2024
Long term note receivable from a related party	$24,000	$24,000
Minority and other investments	4,463	4,385
Equity method investment	1,315	1,077
Other	1,250	1,338
	$31,028	$30,800

The following table summarizes the Company’s accrued expenses:

(In thousands)	As of March 31, 2025	As of December 31, 2024
Accrued compensation and related costs	$18,920	$26,419
Lease liabilities	11,300	11,252
Interest payable	2,588	9,903
Accrued professional fees	15,398	10,809
Other	1,202	1,555
	$49,408	$59,938
Note 7 - Debt
Debt included the following:

(In thousands)	As of March 31, 2025	As of December 31, 2024
Senior Notes	$300,000	$300,000
Old USD Term Loans	—	579,200
Old EUR Term Loans[1]	—	435,190
New USD Term Loans	580,000	—
New EUR Term Loans[1]	476,097	—
Adjusted for: issuance costs, premiums and discounts amortized to interest expense	(28,538)	34
Less short-term debt – net	$(19,447)	$—
Long-term debt – net	$1,308,112	$1,314,424
    1 The table above converted the Old EUR Term Loans, New EUR Term Loans, and to USD using currency exchange rates as of those dates.

On February 19, 2019, the Company issued $300.0 million of Senior Unsecured Notes due in 2027 (“2019 Senior Notes”) and entered into a senior secured credit facility (“Existing Credit Agreement”) consisting of (i) a $1,040.0 million term loan facility (“Old USD Term Loans”), (ii) a €450.0 million term loan facility (“Old EUR Term Loans” and together with the Old USD Term Loans the “Old Term Loans”) and (iii) an $80.0 million revolving credit facility that was amended in 2023 to increase the borrowing capacity to $150.0 million, which remained undrawn at March 31, 2025.

On February 21, 2025 (the “Amendment Effective Date”), the Company entered into the Second Incremental Commitment Amendment and Third Amendment to Credit Agreement (the “Refinancing Amendment”), which amended the Existing Credit Agreement. The Refinancing Amendment provided for a new tranche of senior secured fixed rate incremental term loans denominated in U.S. dollars in an aggregate principal amount of $580.0 million (the “New USD Term Loans”) and a new tranche of senior secured term loans denominated in Euros in an aggregate principal amount of €440.0 million (the “New EUR Term Loans” and together with the New USD Term Loans, the “New Term Loans”).

The proceeds from the New Terms Loans were used to retire and repay the following debts:

•Old USD Term Loans, with a $579.2 million principal amount as of the Amendment Effective Date, and
•Old EUR Term Loans, with a €419.0 million principal amount as of the Amendment Effective Date

Maturity

The New Term Loans are scheduled to mature on February 21, 2030. However, if the Company has more than $25.0 million of its 2019 Senior Notes (or any refinancing of those notes) that are due before May 23, 2030 (which is 91 days after February 21, 2030), then the New Euro Term Loans will instead be due 91 days before the maturity date of those notes.

Priority

The obligations under the Existing Credit Agreement were and the obligations under the Refinancing Amendment continue to be secured by a first priority lien on substantially all of the loan parties’ assets.

Permitted Debt Exchange Offer

The Company has the option to exchange the New USD Term Loans for notes with similar economics as the New USD Term Loans being exchanged (the “Permitted Debt Exchange Offer”). Lenders are not obligated to participate in the exchange when it is exercised by the Company. The Company launched its option to exchange the New USD Term Loans in April of 2025. See “Note 13 - Subsequent Events” for more information.

Interest Rate

The New USD Term Loans will start with a fixed interest rate of 11.25% per year. This rate will increase to 12.25% on May 14, 2025, and then to 13.25% on August 14, 2025. However, if the Company executes a Permitted Debt Exchange Offer on or before December 31, 2025 and either (a) complete the exchange or (b) let the full offer period pass without any lenders choosing to exchange then from the next business day thereafter, the interest rate will stay at 11.25% permanently. If the first exchange happens after December 31, 2025, then the interest rate will stay at 13.25%. See “Note 13 - Subsequent Events” for more information.

The New EUR Term Loans will accrue interest at the Adjusted Eurodollar Rate plus 6.00% per annum. The Adjusted Eurodollar Rate is defined in the Refinancing Amendment and is interest rate per annum, rounded upwards to the nearest 1/16 of 1.0% equal to (a) the Eurodollar Rate for such period (EURIBOR) multiplied by (b) the Statutory Reserve Rate (EURIBOR). If this calculated rate is less than zero, it will be considered zero instead for that period.

Repayment

The New USD Term Loans must be fully repaid at maturity. The New EUR Term Loans will amortize at 5.0% per annum, payable in equal quarterly installments beginning on June 30, 2025.

Prepayment Premium

On the New USD Term Loans, prepayment prior to the fourth anniversary of the Amendment Effective Date will be subject to a prepayment premium equal to:

•a make-whole amount if made prior to the second anniversary of the Amendment Effective Date
•5.625% of the principal amount prepaid if made on or after the second anniversary of the Amendment Effective Date but prior to the third anniversary of the Amendment Effective Date
•2.813% of the principal amount prepaid if made on or after the third anniversary of the Amendment Effective Date but prior to the fourth anniversary of the Amendment Effective Date

With respect to the New EUR Term Loans, any prepayment on or prior to the second anniversary of the Amendment Effective Date will be subject to a prepayment premium equal to:

•a make-whole amount if made prior to the first anniversary of the Amendment Effective Date
•1.00% of the principal amount of the New EUR Term Loans prepaid if made on or after the first anniversary of the Amendment Effective Date but prior to the second anniversary of the Amendment Effective Date

Any prepayment of New Term Loans in connection with a Permitted Debt Exchange shall not be subject to any prepayment premium.

In accordance with ASC 470-50-40-2 - Debt - Modifications and Extinguishments, the Company recorded a loss on debt extinguishment of $5.5 million within “Loss on extinguishment of debt” in the Condensed Consolidated Statements of Operations. Additionally, $3.2 million related to third-party debt issuance costs and discounts related to the new debt were expensed in the period. These costs were recorded as “Other non-operating (expense) income – net” in the Condensed Consolidated Statements of Operations.

Debt issuance costs and discounts related to the New Term Loans are reported in the Condensed Consolidated Balance Sheets as a direct deduction from the face amount of the debt. These costs are amortized as a component of Interest expense in the Consolidated Statements of Operations utilizing the effective interest method. As of March 31, 2025, the Company was compliant with all debt covenants and obligations.

Note 8 - Equity-based Compensation
Equity Incentive Plan
Under the Getty Images Holdings, Inc. 2022 Equity Incentive Plan (“2022 Plan”), the Company has awarded restricted stock units subject to time-based vesting, performance stock units subject to time-based vesting and achieving future performance criteria, and stock options subject to time-based vesting. The Company granted 960,923 awards under the 2022 Plan during the three months ended March 31, 2025. Under the 2022 Plan, up to 51,104,577 shares of Class A common stock are reserved for issuance, of which 6,563,849 are available to be issued as of March 31, 2025.

The Getty Images Holdings, Inc. Earn Out Plan (“Earn Out Plan”) provides for the grant of restricted stock units, which generally vest upon grant. Under the Earn Out Plan, up to 6.0 million shares of Class A common stock are reserved for issuance, of which 20.9 thousand are available to be issued as of March 31, 2025. The Company did not grant awards under the Earn Out Plan during the three months ended March 31, 2025.

Equity-based compensation expense is recorded in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations, net of estimated forfeitures. The Company recognized equity-based compensation - net of estimated forfeitures of $5.0 million and $10.0 million for the three months ended March 31, 2025 and March 31, 2024, respectively. The Company capitalized $0.5 million and $0.9 million of equity-based compensation expense associated with the cost of developing internal-use software during the three months ended March 31, 2025 and March 31, 2024, respectively.
Note 9 - Net Income (Loss) per Share Attributable to Common Stockholders
Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, without consideration of potentially dilutive securities.

In periods where the Company recognizes a net loss diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since the effect of potentially dilutive securities is anti-dilutive.

Diluted net income per share is computed by dividing the net income attributable to common stockholders by the weighted average common shares outstanding and all potential common shares, if they are dilutive. The potentially dilutive effect of options is computed using the treasury stock method. Securities that potentially have an anti-dilutive effect are excluded from the diluted earnings per share calculation.

The following table sets forth the computation of basic and diluted (loss) income per share of Class A common stock (amounts in thousands, except share and per share amounts):

	Three Months Ended March 31,
(In thousands, except per share amounts)	2025	2024
Net (loss) income	$(102,572)	$13,587
Less:
Net income attributable to non-controlling interest	—	132
Net (loss) income attributable to Getty Images Holdings, Inc. - Basic	$(102,572)	$13,455

Weighted-average Class A common stock outstanding:
Basic	412,472,878	405,635,251
Effect of dilutive securities	—	9,258,235
Diluted	412,472,878	414,893,486
Net (loss) income per share of Class A common stock attributable to Getty Images Holdings, Inc. common stockholders:
Basic	$(0.25)	$0.03
Diluted	$(0.25)	$0.03
As the Company had a net loss for the three months ended March 31, 2025, the diluted net loss per share does not include 29.5 million shares of Class A common stock in equity-based compensation awards as their effect would have been anti-dilutive.
Note 10 - Income Taxes

The provision for income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate as prescribed under ASC 740 “Income Taxes” (“ASC 740”). Any changes to the estimated annual effective tax rate are recorded in the interim period in which the changes occur.

The estimated annual effective tax rate is subject to significant volatility due to several factors, including the changes in the forecasted pre-tax income (loss) and income tax (expense) benefit, realizability of deferred tax assets, intercompany transactions, foreign currency gain (loss), mergers and acquisitions, jurisdictional footprints, and changes in the Company’s business operations. In addition, the effective tax rate’s volatility depends on the amount of pre-tax income (loss). For example, the impact of non-taxable, non-deductible, and discrete items on the effective tax rate is greater when the pre-tax income (loss) is smaller.

The Company recorded an income tax expense of $64.6 million and $11.2 million for three months ended March 31, 2025 and 2024, respectively. For 2025, the Company’s effective tax rate is expected to be a large negative percentage due to the Company’s pre-tax loss and income tax expense items that are not analogous to pre-tax loss, such as foreign withholding taxes, non-deductible interest expense, and change in valuation allowance. The effective tax rate may vary significantly throughout the year depending on the changes in the pre-tax income (loss).

Note 11 - Segment Information

Segment Financial Information

Certain financial information for the Company’s segment, including significant expenses and other segment expense items are listed below:

(In thousands)	Three Months Ended March 31,
	2025	2024
Revenue	$224,077	$222,278
Less:
Significant segment expense items[1]:
Cost of revenue (exclusive of depreciation and amortization)	60,209	60,256
Adjusted Selling, general & administrative expenses[2]	81,837	80,255
Marketing costs	11,906	11,555
Other segment items[3]	42,783	29,178
Segment income from operations	27,342	41,034

Interest expense	(32,675)	(32,724)
Other non-operating income (expense)[4]	(32,646)	16,478
Segment income (loss) before income taxes	(37,979)	24,788
Income tax expense	(64,593)	(11,201)
Segment net loss (income)	(102,572)	13,587
Reconciliation of segment profit or loss	—	—
Consolidated net (loss) income	(102,572)	13,587

1 The significant segment expense items are expense information that is regularly provided to the CODM.
2 Total Selling, general and administrative expenses, excluding Marketing costs and Equity compensation expenses.
3 Includes Depreciation, Amortization, Other operating expense (income) - net, Loss on litigation, Recovery of loss on litigation, and Equity compensation expenses.
4 Other segment non-operating income (expense) includes (Loss) on fair value adjustment for swaps – net, Foreign exchange (loss) gain – net, Loss on extinguishment of debt, and Other non-operating (expense) income – net

The Company does not have intra-entity sales or transfers. Asset information on a segment basis is not different than that presented in the Condensed Consolidated Balance Sheets.

Note 12 - Legal Proceedings and Contingencies

The Company previously issued 20,700,000 public warrants, which were governed by a Warrant Agreement, dated August 4, 2020 (the “Warrant Agreement”) and redeemed by the Company in October 2022. In late 2022 and early 2023, the Company was named as a defendant in two lawsuits filed by former public warrant holders in the United States District Court for the Southern District of New York, related to the Warrant Agreement: Alta Partners, LLC v. Getty Images Holdings, Inc., Case No. 1:22-cv-08916 (filed October 19, 2022), and CRCM Institutional Master Fund (BVI) LTD, et al. v. Getty Images Holdings, Inc., Case No. 1:23-cv-01074 (filed February 8, 2023) (together, the “Initial Warrant Litigation”). Alta Partners, LLC (“Alta”) and the CRCM Institutional Master Fund (BVI), LTD parties (“CRCM” and together with Alta, the “Plaintiffs”) generally alleged that the Company had breached the Warrant Agreement by purportedly refusing to permit warrant holders to exercise the public warrants beginning thirty days after the July 2022 business combination pursuant to which the Company became a public company closed and issue shares of the Company’s common stock in respect of the warrant exercises on the basis of the Company’s Form S-4 registration statement that had been filed and declared effective by the SEC in connection with the business combination, and alternative claims for violations of federal securities laws, including claims under the Securities Act of 1933 and/or the Securities Exchange Act of 1934. The Plaintiffs sought, among other things, an award of money damages measured by the difference between the market price of the Company’s common stock on the purported exercise date less the $11.50 exercise price of the warrant multiplied by the number of public warrants each Plaintiff purported to exercise, or would have sought to exercise, on the exercise date. On February 17, 2023, the Court consolidated the actions for purposes of discovery. The Company filed answers to the complaints, and discovery closed on August 28, 2023. On September 11, 2023, all parties filed cross-

motions for summary judgment. On October 27, 2023, the Court issued its decision on the cross-motions for summary judgment and entered judgment in favor of Plaintiffs on their breach of contract claims and, in accordance with Plaintiffs’ calculations, awarded damages in the amount of $36.9 million for Alta with respect to 2,066,371 public warrants that it owned as of the purported exercise date and $51.0 million for CRCM with respect to 3,010,764 public warrants that they owned as of the purported exercise date, plus, in each case, pre-judgment interest of 9% per annum. The Court entered judgment in favor of the Company on all other claims asserted by Plaintiffs including a similar breach of contract claim by Alta with respect to 11,593,149 public warrants that Alta had purchased in the open market after the date on which it had purported to exercise warrants and before the warrants were redeemed by the Company, and for which Alta sought the same per warrant money damages. The Company has appealed the portion of the Court’s judgment in favor of Plaintiffs and intends to continue to defend itself vigorously. Alta has cross-appealed the portion of the Court’s judgment in favor of the Company with respect to the later-acquired public warrants. The appeals have been fully briefed and the United States Court of Appeals for the Second Circuit heard oral argument on January 22, 2025, and the appeal is sub judice. In 2023, the Company recorded a loss on litigation relating to this matter based on the criteria under ASC 450 - Contingencies (“ASC 450”).

The Company has been named as a defendant in fourteen additional lawsuits by purported former public warrant holders alleging to have owned approximately 4.2 million public warrants in the aggregate (collectively, the “Follow-On Warrant Litigation”). Two of these additional suits were filed in the United States District Court for the Southern District of New York, Daniel Berner v. Getty Images Holdings, Inc., Case No. 1:24-cv-04483-JSR (filed June 11, 2024), and James Lapp v. Getty Images Holdings, Inc., Case No. 1: 24-cv-05129-JSR (filed July 5, 2024) (the “Berner/Lapp Actions”) and were pending before the same Judge that decided the Initial Warrant Litigation. These complaints generally allege breaches of the Warrant Agreement, and Berner has plead an alternative claim for violation of federal securities laws. The Court entered an order dismissing Berner’s alternative claims for violation of federal securities laws, and the Company filed answers to the complaints with respect to plaintiffs’ contract claims. The Plaintiffs in the Berner/Lapp Actions have argued that these matters are substantially similar to the Initial Warrant Litigation, and that the decision (including the method for calculating damages, which the Company disputes) reached in the Initial Warrant Litigation should be binding on the Company in the Berner/Lapp Actions. The federal court has consolidated the Berner/Lapp Actions for all pretrial purposes and entered a schedule, which included a hearing on anticipated motions for summary judgment on December 20, 2024, and a trial in January 2025. Following the summary judgement hearing, on January 27, 2025, the Court issued a bottom-line order in the Berner/ Lapp Actions granting summary judgement to plaintiffs Berner and Lapp reciting that “[a]n Opinion explaining the reasons for this ruling will issue in due course, at which time judgment will be entered.” As of the date of this filing, no Opinion or judgment has been issued. If the Judge applies the same damages calculation as the Initial Warrant Litigation, the damages are expected to be approximately $6.2 million plus interest. The Company expects that it will appeal the Opinion and judgment. Based on the criteria under ASC 450, the Company has included this amount in the total litigation reserve.

The other twelve additional suits since the Initial Warrant Litigation have been filed in the New York State Supreme Court, New York County: CSS, LLC v. Getty Images Holdings, Inc., Index No. 653527/2024 (filed July 12, 2024); Walleye Manager Opportunities LLC et. al. v. Getty Images Holdings, Inc., Index No. 653528/2024 (filed July 12, 2024); Funicular Funds LP v. Getty Images Holdings, Inc., Index No. 653410/2024 (filed July 5, 2024); MPF Broadway Convexity Fund I, LP et. al. v. Getty Images Holdings, Inc., Index No. 653411/2024 (filed July 5, 2024), LMR Multi-Strategy Master Fund Limited et al. v. Getty Images Holdings, Inc., Index No. 654963/2024 (filed September 20, 2024); Jordan Flannery v. Getty Images Holdings, Inc., Index No. 654961/2024 (filed September 20, 2024); Bi-Directional Disequilibrium Fund, L.P. et al. v. Getty Images Holdings, Inc., Index No. 654960/2024 (filed September 20, 2024); Holland v. Getty Images Holdings, Inc., Index No. 655746/2024 (filed October 29, 2024); Hunsicker v. Getty Images Holdings, Inc., Index. No. 655911/2024 (filed November 7, 2024); Dasher, et al. v. Getty Images Holdings, Inc., Index No. 655913/2024 (filed November 7, 2024); Parker v. Getty Images Holdings, Inc., Index No. 659240/2024 (filed November 22, 2024); Highbridge Tactical Credit Master Fund L.P et. al. v. Getty Images Holdings, Inc., Index No. 650402/2025 (filed January 21, 2025) (the “NY State Actions”). The NY State Actions generally allege breaches of the Warrant Agreement and seek an award of money damages, and the plaintiffs in these actions could seek, and the courts could award, money damages per warrant that are less than, equal to or greater than the per warrant money damages awarded in the Initial Warrant Litigation. The Company filed answers to each of the complaints in response to NY State Actions on April 11, 2025. It is possible that additional purported former warrant holders of the Company could bring additional lawsuits against the Company, its directors or officers, alleging substantially similar claims, or new or different claims relating to the public warrants. The Company intends to defend itself vigorously in the Initial Warrant Litigation, the Follow-on Warrant Litigation and any future actions and is unable to estimate any potential additional loss or range of loss that may result from the ultimate resolution of these matters, which could be material to the Company’s business, financial condition, results of operations and cash flows. As of March 31, 2025, we had a remaining insurance recovery receivable related thereto of approximately $40.0 million, with related litigation reserves of $112.4 million.

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

Arising out of similar alleged facts, Getty Images (US), Inc., Getty Images International U.C., Getty Images (UK) Limited, Getty Images Devco UK Limited and iStockphoto LP are Claimants in proceedings issued in the High Court of England & Wales against Stability AI Limited on January 16, 2023, claim number IL2023-000007, which, together with the Particulars of Claim (the Claimants’ statement of case) were served on the defendant on May 12, 2023. The Claimants assert claims for copyright infringement, infringement of database rights, trademark infringement and passing off seeks, amongst other things, monetary damages, injunctive relief and legal costs. In June 2023, Stability filed a motion to strike certain portions of the claim and grant summary judgment on various claims made by Getty Images including the claim for secondary infringement of copyright. The court conducted a hearing on the issues in October 2023.
Following the hearing, the Judge gave judgment and issued an order denying Stability’s motion in its entirety and granted costs to Getty Images. The order became final and public in late January 2024. Stability requested permission to appeal against the decision not to grant summary judgment on the secondary infringement claim but that request was refused in July 2024. The case schedule was set in July 2024 for the next stages of the litigation, including exchange of the trial witness evidence, disclosure and amendments to the parties’ claims or defense. The parties have now substantially completed the evidence and disclosure phases and Getty Images served its expert report. The Court has held several hearings to address procedural issues, which will be ongoing through a final case management conference in late May 2025. A trial date has been set for early June 2025 in the High Court in London and is estimated to last about four weeks.

The Company has made certain litigation reserves in respect of the Initial and Follow-On Warrant Litigation. Although the Company cannot be certain of the outcome of any litigation or the disposition of any claims, or the amount of damages and exposure, if any, that the Company could incur, the Company does not currently believe that a material loss arising from the final disposition of existing matters is probable. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot determine with certainty the ultimate outcome of any such litigation or proceedings. If the final resolution of any such litigation or proceedings is unfavorable, our financial condition, results of operations and cash flows could be materially affected. Further, in the ordinary course of business, the Company is also subject to periodic threats of lawsuits, investigations and claims. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
In the ordinary course of business, the Company enters into certain types of agreements that contingently require the Company to indemnify counterparties against third-party claims. The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because management does not believe a material liability arising out of such ordinary course contingent indemnification arrangements is probable, no related liabilities were recorded at March 31, 2025 and December 31, 2024.

The Company has open tax audits in various jurisdictions and some of these jurisdictions require taxpayers to pay assessed taxes in advance or at the time of appealing such assessments. One such jurisdiction is Canada, where one of the Company’s subsidiaries, iStockphoto ULC, received tax assessments from the Canada Revenue Agency (“CRA”) asserting additional tax is due. The position taken by the CRA is related to the transactions between iStockphoto ULC and other affiliates within the Getty Images group for the 2015 Canadian income tax return filed. The Company believes the CRA position lacks merit and is vigorously contesting these assessments through the appeal process, including engaging with the U.S. Competent Authority.
As part of the appeal process in Canada, the Company may be required to pay a portion of the assessment amount, which the Company estimates could be up to $17.8 million. Such required payment is not an admission that the Company believes it is subject to such taxes. The Company believes it is more likely than not it will prevail on appeal, however, if the CRA were to be successful in the appeal process, the Company estimates the maximum potential outcome could be up to $25.9 million.

Note 13 - Subsequent Events
Permitted Debt Exchange Offer

On May 5, 2025, the Company completed a Permitted Debt Exchange Offer related to its $580.0 million of New USD Term Loans. In total, $539.9 million of loans were exchanged into new fixed rate notes (“Notes”).

The Notes mature on February 21, 2030 unless earlier redeemed or repurchased. No sinking fund is provided for the Notes. Cash interest on the Notes will accrue from May 5, 2025 and is payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2025, at a rate of 11.25% per year as the New USD Term Loans. The obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by certain of the Company’s wholly-owned domestic restricted subsidiaries, and secured by a first priority security interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated or the context otherwise requires, references in this section to the “Company,” “Getty Images,” “we,” “us,” “our” and other similar terms refer to Getty Images Holdings, Inc. and its subsidiaries.
The following discussion and analysis of the financial condition and results of operations of Getty Images should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The discussion should also be read together with the “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, and the “Item 1A. Risk Factors” section and historical audited annual consolidated financial statements of Getty Images Holdings, Inc. as of December 31, 2024 and 2023 and the respective notes thereto, included in our most recently filed Annual Report on Form 10-K (the “2024 Form 10-K”).
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

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described under the heading “Item 1A. Risk Factors” in our 2024 Form 10-K and in our other filings with the SEC. The risks described under the heading “Item 1.A. Risk Factors” in our 2024 Form 10-K are not exhaustive. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Recent Developments
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

Following the close of the transaction, based on the common shares outstanding as of April 25, 2025, Getty Images stockholders will own approximately 53.0% and Shutterstock stockholders will own approximately 47.0% of the combined company on a fully diluted basis. The transaction is subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals, the approval of Getty Images and Shutterstock stockholders and other customary closing conditions

Through March 31, 2025, Getty Images has expensed $18.0 million of legal, accounting, and other direct costs related to this proposed Merger in “Other operating expenses (income) – net” in the Condensed Consolidated Statements of Operations.

On April 2, 2025, Getty Images and Shutterstock announced that they had each received a Request for Additional Information and Documentary Material (“Second Request”) from the U.S. Department of Justice (“DOJ”) in connection with the transaction. The Second Request was issued under notification requirements of the HSR Act. The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 30 days after Getty Images and Shutterstock have substantially complied with the request, unless that period is extended voluntarily by the parties or terminated sooner by the DOJ.

Following submission of a briefing paper, on April 22, 2025, the United Kingdom Competition and Markets Authority invited Getty Images to submit a Merger Notice and their review process is ongoing.
Refinancing Amendment
Incremental Commitment Amendment and Third Amendment to Credit Agreement (the “Refinancing Amendment”), which amended the Existing Credit Agreement. The Refinancing Amendment provided for a new tranche of senior secured fixed rate incremental term loans denominated in U.S. dollars in an aggregate principal amount of $580.0 million (the “New USD Term Loans”) and a new tranche of senior secured term loans denominated in Euros in an aggregate principal amount of €440.0 million (the “New EUR Term Loans” and together with the New USD Term Loans, the “New Term Loans”).

The amendment, among other things, provided for (i) a new tranche of senior secured fixed rate incremental term loans denominated in U.S. Dollars in an aggregate principal amount of $580.0 million and (ii) a new tranche of senior secured term loans denominated in Euros in an aggregate principal amount of €440.0 million. The proceeds of the New Term Loans were used to refinance in full all outstanding term loans under the existing credit agreement, and will mature on February 21, 2030. See “Note 7 - Debt” for additional discussion on our debt refinancing.
The proceeds from the New Terms Loans were used to retire and repay the following debts:

•Old USD Term Loans, with a $579.2 million principal amount as of the Amendment Effective Date, and
•Old EUR Term Loans, with a €419 million principal amount as of the Amendment Effective Date

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
Through Getty Images, iStock, and Unsplash, we offer a full range of content solutions to meet the needs of any customer—no matter their size—around the globe, with over 615 million visual assets available through its industry-leading sites. New content and coverage are added daily, with over 12 million new assets added each quarter and over 2.7 billion searches annually. The Company has over 708,000 purchasing customers, with customers from almost every country in the world with websites in 23 languages bringing the world’s best content to media outlets, advertising agencies, and corporations of all sizes and, increasingly, serving individual creators and prosumers.
In support of its content, Getty Images employs over 115 staff photographers and videographers and distributes the content of over 600,000 contributors and more than 350 premium content partners. Over 81,000 of our contributors are exclusive to the Company, creating content that cannot be found anywhere else. Each year, we cover more than 160,000 global events across news, sport, and entertainment, providing a depth and breadth of coverage that is unmatched. Getty Images also maintains one of the largest and best privately-owned photographic archives in the world, with over 150 million images across geographies, periods, and verticals.
We distribute content and services offerings through three primary product lines:
Creative
Creative is comprised of royalty-free (“RF”) photos, illustrations, vectors, videos, and generative AI-services that are released for commercial use and cover a wide variety of commercial, conceptual, and contemporary subjects, including lifestyle, business, science, health, wellness, beauty, sports, transportation and travel. This content is available for immediate use by a wide range of customers with depth, breadth, and quality, allowing our customers to produce impactful websites, digital media, social media, marketing campaigns, corporate collateral, textbooks, movies, television, and online video content relevant to their target geographies and audiences. We primarily source Creative content from a broad network of professional, semi-professional, and amateur creators, many exclusive to Getty Images. We have a global creative insights team dedicated to providing briefing and art direction to our exclusive contributor community. Creative represents 59.0% and 62.5% of our revenue, of which 59.2% and 55.1%1 is generated through our annual subscription products for the three months ended March 31, 2025, and 2024, respectively. Annual Subscription products include products and subscriptions for 12 months or longer, Unsplash API, and Custom Content.
Editorial

Editorial is comprised of photos and videos covering the world of entertainment, sports, and news. We combine contemporary coverage of events around the globe with one of the largest privately held archives globally, with access to images from the beginning of photography. We invest in a dedicated editorial team that includes over 115 staff photographers and videographers to generate our own coverage in addition to coverage from our network of content partners. Editorial represents 36.9% and 35.7% of our revenue, of which 57.7% and 54.6% is generated through our annual subscription products for the three months ended March 31, 2025, and 2024, respectively. Annual Subscription products include subscriptions with a duration of 12 months or longer.
Other
Other represents 4.1% and 1.8% of our revenue for the three months ended March 31, 2025 and 2024, respectively. This includes music licensing, digital asset management, distribution services, print sales, and data access and/or licensing.
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
Unsplash
Unsplash.com is a platform offering free stock photo downloads and paid subscriptions targeted to the high-growth prosumer and semi-professional creator segments. The Unsplash website reaches a significant and geographically diverse audience with more than 88 million image downloads every month.
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
For content contributors:
•Access to a marketplace that reaches almost every country in the world, across all customer categories and sizes and generated annual royalties of nearly $220 million for the trailing twelve months ending March 31, 2025.
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
Macroeconomic Conditions

The broader implications of the macroeconomic environment, including uncertainty around recent international armed conflicts in the Ukraine and the Middle East, geopolitical tensions, lingering supply chain shortages, tariffs, inflationary and interest rate pressures, and other related global economic conditions, remain unknown. A deterioration in macroeconomic conditions could continue to increase the risk of lower consumer spending, foreign currency exchange fluctuations, or other business interruptions, which may adversely impact our business and financial results.
Components of Operating Results
Revenue

    We generate revenue by licensing content to customers through multiple license models and purchase options, as well as by providing related services to our customers. The key image licensing model in the pre-shot market is RF. Content licensed on a RF basis is subject to a standard set of terms, allowing the customer to use the image for an unlimited duration and without limitation on the use or application. Within our video offering, we also offer a licensing model known as Rights-Ready. The Rights-Ready model offers a limited selection of broader usage categories, thus simplifying the purchase process. In September 2023 and January 2024, we launched Generative AI by Getty Images and Generative AI by iStock, respectively. They are generative AI text to image and image to image tools that were trained on Getty Images’ world‑class creative content and designed for commercial use. Customers that download visuals through the tool will receive the standard royalty‑free license.

In addition to licensing imagery and video, we generate revenue from custom content solutions, photo and video assignments, music content in some of our subscriptions, print sales, data access and/or licensing and licensing our digital asset management systems to help customers manage their owned and licensed digital content.

    A significant portion of the business has transitioned to a subscription model with strong retention characteristics. Annual subscriptions now comprise approximately 57% of total revenue for the three months ended March 31, 2025, and we continue to focus on growing subscription revenue.

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

Impact of Currency Fluctuations
Assets and liabilities for subsidiaries with functional currencies other than the U.S. dollar are recorded in foreign currencies and translated at the exchange rate on the Balance Sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to “Other comprehensive income (loss)”, as a separate component of stockholder’s equity. The Company recognized net foreign currency translation adjustment gains of $20.4 million during the three months ended March 31, 2025 and net foreign currency translation adjustment losses of $15.6 million during the three months ended March 31, 2024.
Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in “Foreign exchange (loss) gain – net” in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2025, the Company recognized net unrealized foreign currency transaction losses of $25.1 million. For the three months ended March 31, 2024, the Company recognized net unrealized foreign currency transaction gains of $16.4 million.

Results of Operations
The following table sets forth our operating results for the periods indicated.

	Three Months Ended March 31,		increase (decrease)
(In thousands, except percentages)	2025	2024	$ change	% change
Revenue	$224,077	$222,278	$1,799	0.8%
Cost of revenue (exclusive of depreciation and amortization)	60,209	60,256	(47)	(0.1)%
Selling, general and administrative expenses	98,268	100,944	(2,676)	(2.7)%
Depreciation	14,947	14,360	587	4.1%
Amortization	566	534	32	6.0%
Loss on litigation	4,343	2,022	2,321	114.8%
Other operating expenses – net	18,402	3,128	15,274	488.3%
Total operating expenses	196,735	181,244	15,491	8.5%
Income from operations	27,342	41,034	(13,692)	(33.4)%
Interest expense	(32,675)	(32,724)	49	(0.1)%
(Loss) on fair value adjustment for swaps – net	—	(1,459)	1,459	(100.0)%
Foreign exchange (loss) gain – net	(25,078)	16,422	(41,500)	(252.7)%
Loss on extinguishment of debt	(5,474)	—	(5,474)	NM
Other non-operating (expense) income – net	(2,094)	1,515	(3,609)	(238.2)%
Total other expense – net	(65,321)	(16,246)	(49,075)	302.1%
(Loss) income before income taxes	(37,979)	24,788	(62,767)	(253.2)%
Income tax (expense) benefit	(64,593)	(11,201)	(53,392)	476.7%
Net (loss) income	$(102,572)	$13,587	$(116,159)	(854.9)%
________________________
NM - Not meaningful
Comparison of the Three Months Ended March 31, 2025 and 2024
Revenue by product

(In thousands, except percentages)	Three Months Ended March 31,				increase / (decrease)
	2025	% of revenue	2024	% of revenue	$ change	% change	CN % change
Creative	132,175	59.0%	138,842	62.5%	(6,667)	(4.8)%	(3.0)%
Editorial	82,617	36.9%	79,429	35.7%	3,188	4.0%	5.6%
Other	9,285	4.1%	4,007	1.8%	5,278	131.7%	135.5%
Total revenue	$224,077	100.0%	$222,278	100.0%	$1,799	0.8%	2.6%
Certain prior period amounts have been reclassified to conform to the current year presentation.

    For the three months ended March 31, 2025, total revenue on a reported basis was $224.1 million as compared to $222.3 million for the three months ended March 31, 2024. On a reported basis, revenue increased by 0.8% (2.6% CN) for the three months ended March 31, 2025.

Creative revenue decreased on a reported basis 4.8% (3.0% CN) to $132.2 million for the three months ended March 31, 2025, compared to $138.8 million for the three months ended March 31, 2024. The decrease of $6.7 million for the three months ended March 31, 2025 was driven by declines in our ALC credit sales and ultra packs, ALC Premium RF stills and video and iStock monthly subscriptions (decreased $6.6 million). These declines were largely driven by reduced revenue from Agency customers, which are accounted for entirely within Creative revenue and purchase mainly on an ALC basis. Declines were also seen from our Unsplash advertising business largely driven by an agreement that was signed in the prior year period (decreased $1.8 million). Additionally, we saw offsetting increases in Creative subscriptions (increased $1.8 million).

Editorial revenue increased on a reported basis by $3.2 million, or 4.0%, to $82.6 million, and 5.6% on a currency-neutral basis. The increase was driven by Editorial subscriptions (increased $4.3 million), offset by Editorial ALC (decreased $1.1 million).

Overall, these product net increases were driven by double-digit growth in Sport and News, offset by a decrease in Entertainment due to the Los Angeles wildfires, which led to event cancellations and lower production activity.
Other revenue increased on a reported basis by $5.3 million, or 131.7%, to $9.3 million for the three months ended March 31, 2025, compared to $4.0 million for the three months ended March 31, 2024. On a currency-neutral basis, other revenue increased 135.5% compared to the same period in 2024. The increase was primarily driven by data access and new licensing agreements.
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
Cost of revenue (exclusive of depreciation and amortization)
Cost of revenue for the three months ended March 31, 2025 was $60.2 million compared to $60.3 million in the same prior year period. As a percentage of total revenue, cost of revenue was 26.9% and 27.1% for the three months ended March 31, 2025 and March 31, 2024, respectively. Any changes in cost of revenue as a percentage of revenue compared to a prior period is due primarily to revenue mix by product. Generally, cost of revenue rates vary modestly period over period based on changes in revenue mix by product, as royalty rates vary depending on the license model and use of content.
Selling, general, and administrative expense
Reported SG&A expense decreased by $2.7 million or 2.7% (decreased 1.4% CN) for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. SG&A fluctuations from the prior period include the following:
•decrease of $4.6 million related to staff costs for the three months ended March 31, 2025. The decrease was primarily driven by lower equity-based compensation.
•increase of $1.4 million related to professional fees for the three months ended March 31, 2025, primarily related to legal fees incurred for several of our ongoing AI litigation case.
•increase of $0.6 million related to computer expense for the three months ended March 31, 2025.

Depreciation expense

Depreciation expense was $14.9 million for the three months ended March 31, 2025, an increase of $0.6 million or 4.1% compared to $14.4 million for the three months ended March 31, 2024. The increase is due to capital investments made that are primarily related to internal software development as we continue to innovate and invest in the design, user experience and performance of our websites.
Amortization expense
For the three months ended March 31, 2025, amortization expense was $0.6 million, which was relatively flat compared to $0.5 million for the three months ended March 31, 2024.
Loss on litigation
For the three months ended March 31, 2025, the Company recognized loss on litigation of $4.3 million compared to $2.0 million for the three months ended March 31, 2024. The loss on litigation consists of the interest on the summary judgment, legal fees, and amortization of fees related to appeal bond. The Company will continue to see these expenses as we navigate through the appeal of the judgment in the actions captioned by Alta Partners, LLC. V Getty Images Holdings, Inc., Case No. 1:22-cv-08916 and CRCM Institutional Master Fund (BVI) LTD. et al v. Getty Images Holdings, Inc., Case No. 1:23-cv-01074, and incur legal fees related to the additional warrant cases.
Other operating expenses – net

Other operating expenses - net was $18.4 million for the year ended March 31, 2025, compared to $3.1 million in the year ended March 31, 2024. This increase is primarily driven by costs incurred related to our proposed merger with Shutterstock. We expect other operating expenses to fluctuate from period to period as this line item is heavily influenced by non-recurring events such as mergers and acquisitions, claims, settlements, and gains/losses on asset disposals.
Interest expense

    We recognized interest expense of $32.7 million for each of the three months period ended March 31, 2025 and March 31, 2024. Our interest expense primarily consists of interest charges on our on our Old Term Loans, New Term Loans, Senior Notes, and our revolving credit facility which remains undrawn, as well as the amortization of original issue discount and debt issuance costs on our Old Term Loans and New Term Loans and amortization of deferred debt financing fees. See “Note 7 - Debt” for additional discussions on our debt.
(Loss) on fair value adjustment for swaps – net
We previously held positions in interest rate swaps, which expired in February 2024, and recognized net losses of $1.5 million during the three months ended March 31, 2024. These loses were driven by changes in interest rates relative to the rates in our derivatives.
While we have experienced volatility in the fair value adjustments on our expired derivative instruments, we believe hedging allowed us to reduce our exposure to interest rate and foreign currency risks. We will continue to evaluate opportunities to utilize swaps, forwards, and other instruments to mitigate financial risks associated with our business.
Foreign exchange (loss) gain – net
We recognized foreign exchange losses, net of $25.1 million for the three months ended March 31, 2025, compared to net gains of $16.4 million for the three months ended March 31, 2024. These changes are primarily driven by fluctuations in the EUR related to our Old EUR Term Loans and New EUR Term Loans.
We expect continued volatility in foreign exchange gains and losses each quarter based on fluctuations in exchange rates impacting our foreign currency exposures.
Loss on extinguishment of debt
We recognized loss on extinguishment of debt of $5.5 million for the three months ended March 31, 2025 from the extinguishment of our Old Term Loans. See “Note 7 - Debt” for additional discussion on the refinancing of our Old Term Loans.
Other non-operating (expense) income – net
We recognized $2.1 million other non-operating expense, net for the three months ended March 31, 2025 compared to $1.5 million for the three months March 31, 2024. The decrease of $3.6 million was primarily due to costs related to debt refinancing expenses and lower interest income, driven by a decrease in U.S. interest rates.
Income taxes
The Company’s income tax provision is computed using an estimated annual effective tax rate, adjusted for discrete items. The estimated annual effective tax rate is subject to significant volatility due to several factors, including the changes in the forecasted pre-tax income (loss) and income tax (expense) benefit, realizability of deferred tax assets, intercompany transactions, foreign currency gain (loss), mergers and acquisitions, jurisdictional footprints, and changes in the Company’s business operations. In addition, the effective tax rate’s volatility depends on the amount of pre-tax income (loss). For example, the impact of non-taxable, non-deductible, and discrete items on the effective tax rate is greater when the pre-tax income (loss) is smaller.

The Company recorded an income tax expense of $64.6 million and $11.2 million for the three months ended March 31, 2025 and March 31, 2024, respectively. For 2025, the Company’s effective tax rate is expected to be a large negative percentage due to the Company’s pre-tax loss and income tax expense items that are not analogous to pre-tax loss, such as foreign withholding taxes, non-deductible interest expense, and change in valuation allowance. The effective tax rate may vary significantly throughout the year depending on the changes in the pre-tax income (loss).

Liquidity and Capital Resources

Our sources of liquidity are our existing cash and cash equivalents, cash provided by operations and amounts available under our revolving credit facility. As of March 31, 2025 and December 31, 2024, we had cash and cash equivalents of $114.6 million and $121.2 million, respectively, and availability under our unused revolving credit facility, which expires May 4, 2028.

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

In February 2025, we amended our existing credit agreement, dated as of February 19, 2019. The amendment, among other things, provided for (i) a new tranche of senior secured fixed rate incremental term loans denominated in U.S. Dollars in an aggregate principal amount of $580.0 million and (ii) a new tranche of senior secured term loans denominated in Euros in an aggregate principal amount of €440.0 million. The proceeds of the New Term Loans were used to refinance in full all outstanding Old Term Loans under the existing credit agreement, and will mature on February 21, 2030. See “Note 7 - Debt” for additional discussion on our debt refinancing.
We may also be subject to losses as a result of legal proceedings that may be in excess of amounts of insurance coverage available. In particular, we have insurance coverage of $60.0 million for losses in respect of the Initial Warrant Litigation, the Follow-on Warrant Litigation (each as defined in “Note 12 - Legal Proceedings and Contingencies”) and any additional litigation that is filed based on related facts or circumstances, including legal fees and expenses. As of March 31, 2025, we had a remaining insurance recovery receivable related thereto of approximately $40.0 million, with related litigation reserves of $112.4 million. The Company has posted an appeal bond in respect of the Initial Warrant Litigation and, to date, no portion of the judgments entered in the Initial Warrant Litigation, which are subject to appeal, has been paid. To the extent not reimbursed by insurance, we expect to fund any payments required for the resolution of pending legal proceedings with our sources of liquidity. See “Note 12 - Legal Proceedings and Contingencies” herein for additional discussions of the Initial Warrant Litigation and the Follow-On Warrant Litigation.
The Company has open tax audits in various jurisdictions and some of these jurisdictions require taxpayers to pay assessed taxes in advance or at the time of appealing such assessments. One such jurisdiction is Canada, where one of the Company’s subsidiaries, iStockphoto ULC, received tax assessments from the Canada Revenue Agency (“CRA”) asserting additional tax is due. The position taken by the CRA is related to the transactions between iStockphoto ULC and other affiliates within the Getty Images group for the 2015 Canadian income tax return filed. The Company believes the CRA position lacks merit and is vigorously contesting these assessments through the appeal process, including engaging with the U.S. Competent Authority.
As part of the appeal process in Canada, the Company may be required to pay a portion of the assessment amount, which the Company estimates could be up to $17.8 million. Such required payment is not an admission that the Company believes it is subject to such taxes. The Company believes it is more likely than not it will prevail on appeal, however, if the

CRA were to be successful in the appeal process, the Company estimates the maximum potential outcome could be up to $25.9 million.
Our cash flows are as follows:

	Three Months Ended March 31,		increase (decrease)
(In thousands)	2025	2024	$ change	% change
Net cash provided by operating activities	$15,384	$21,528	$(6,144)	(28.5)%
Net cash used in investing activities	$(15,706)	$(14,452)	$(1,254)	(8.7)%
Net cash used in financing activities	$(12,547)	$(5,272)	$(7,275)	(138.0)%
Effects of exchange rate fluctuations	$6,238	$(3,918)	$10,156	259.2%

Operating Activities

    Cash provided by operating activities is primarily comprised of net income, as adjusted for non-cash items, and changes in operating assets and liabilities. Non-cash adjustments consist primarily of depreciation and amortization, unrealized gains and losses on our foreign denominated debt, equity-based compensation and deferred income taxes.

    For the three months ended March 31, 2025 cash provided by operating activities was $15.4 million, as compared to cash provided by operating activities of $21.5 million for the three months ended March 31, 2024. The decrease in cash provided by operating activities was primarily driven by an increase in working capital in the three months ended March 31, 2025.

Investing Activities
The changes in cash flows from investing activities relate to purchases of property and equipment and internal software development as part of our ongoing efforts to innovate in the design, user experience, and performance of our websites.
For the three months ended March 31, 2025 and 2024, cash used in investing activities was $15.7 million and $14.5 million, respectively. The slight increase in cash used for investing activities is in line with the prior period.
Financing Activities
For the three months ended March 31, 2025, cash used in financing was $12.5 million, compared to $5.3 million for three months ended March 31, 2024. Financing activities for the three months ended March 31, 2025 included debt issuance costs, principal payments on our Old Term Loans, offset by proceeds from debt resulting from issuance of the New Term Loans.

Key Performance Indicators and Non-GAAP Financial Measures

    In addition to evaluating the Company’s performance on a GAAP basis, we use the below key performance indicators (“KPIs”) and financial measures that are not calculated according to generally accepted accounting principles (“GAAP”). We believe the non-GAAP measures of Currency Neutral (“CN”) revenue growth (expressed as a percentage) and Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”), Adjusted EBITDA less capex, Adjusted EBITDA margin and Adjusted Net Income are useful in evaluating our operating performance. These KPIs and non-GAAP financial measures help us monitor and evaluate the effectiveness of our operations and evaluate period-to-period comparisons. Management believes that these KPIs and non-GAAP financial measures help illustrate underlying trends in our business. We use KPIs and non-GAAP financial measures to establish budgets and operational goals (communicated internally and externally), manage our business and evaluate our performance. We also believe that management and investors benefit from referring to our KPIs and non-GAAP financial measures as supplemental information in assessing our performance and when planning, forecasting, and analyzing future periods. We believe our KPIs and non-GAAP financial measures are useful to investors both because they allow for greater transparency with respect to financial measures used by management in their financial and operational decision-making and also because investors and the analyst community use them to help evaluate the health of our business. The non-GAAP financial information is presented for supplemental informational purposes only, and should not be considered a substitute for financial information presented. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most comparable GAAP financial measures.
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
KPI comparisons for the last twelve months ended March 31, 2024 reflect continued impact of Hollywood strike.

	Last Twelve Months Ended March 31,
	2025	2024	Increase / (Decrease)
LTM total purchasing customers (thousands)	708	769	(7.9)%
LTM total active annual subscribers (thousands)	318	262	21.2%
LTM paid download volume (millions)[1]	93	95	(2.7)%
LTM annual subscriber revenue retention rate	92.7%	90.0%	270 bps
Image collection (millions)	582	544	6.9%
Video collection (millions)	34	29	16.3%
LTM video attachment rate	16.7%	14.0%	270 bps
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

Total purchasing customers decreased 7.9% to 708 thousand for the last twelve months ended March 31, 2025, compared to 769 thousand for the LTM ended March 31, 2024. This decrease can be attributed to lower ALC transaction volume primarily due to the ongoing shift of our customers to more committed annual subscription products. Importantly, the shift into more committed solutions continues to have a positive impact on annual revenue per purchasing customer, which grew by 13.2% to $1,329 for the LTM ended March 31, 2025 from $1,174 for the last twelve months ended March 31, 2024.

Total active annual subscribers

Total active annual subscribers is the count of customers who were on an annual subscription product during the LTM reporting period. This metric provides management and investors with visibility into the rate at which we are growing our annual subscriber base and is highly correlated to the percentage of our revenue that comes from annual subscription products.

Total active annual subscribers increased 21.2% to 318 thousand for the LTM ended March 31, 2025 compared to 262 thousand for the LTM ended March 31, 2024. Expanded e-commerce subscriptions including iStock and Unsplash+ subscriptions primarily drove growth. This reflects our strategic focus on subscription offerings to provide comprehensive content solutions. A significant portion of the annual subscribers were new customers, with many coming from our growth expansion markets and a substantial number of new subscribers also coming from our core markets. We have a strong pipeline of new customers as demand for visual content remains strong, while also helping existing customers evolve with their expanding visual narratives.

Paid download volume

Paid download volume is a count of the number of paid downloads by our customers in the reported period. This metric informs both management and investors about the volumes at which customers are engaging with our content over time.

Paid download volume was down 2.7% to 93 million downloads for LTM ended March 31, 2025 compared to 95 million for the LTM ended March 31, 2024. We believe that the reasonably steady demand in paid download volumes during the LTM period that had a myriad of macro-economic challenges, is a strong outcome and signals that our content continues to meet our customers evolving needs.
Annual subscriber revenue retention rate

The annual subscriber revenue retention rate calculates retention of total revenue for customers on annual subscription products, comparing the customer’s total booked revenue (inclusive of spend for annual subscription and non-annual subscription products) in the LTM period to the prior twelve month period. For example, LTM annual subscriber booked revenue (the amount of revenue invoiced to customers) for the period ended March 31, 2025 was 92.7% of revenue from these customers in the period ended March 31, 2024. The revenue retention rate informs management and investors on the degree to which we are maintaining or growing revenue from our annual subscriber base. As we continue to focus on growing subscriptions as percentage of total revenue, revenue retention for these customers is a key driver of the predictability of our financial model with respect to revenue.

    The annual subscriber revenue retention rate increased to 92.7% for the last twelve months ended March 31, 2025 from 90.0% over the twelve months ended March 31, 2024. Our strong revenue retention rates are a testament to the significant value that our subscription products deliver to our customers. This strong performance underscores the trust and satisfaction our customers have in our offerings, highlighting the effectiveness and enduring appeal of our solutions in meeting their needs over time.

Image and Video collection

Image and Video collection is a count of the total images and videos in our content library as of the reporting date. Management and investors can view growth in the size, both depth and breadth, of the content library as an indication of our ability to continue to expand our content offering with premium, high quality, contemporary content to meet the evolving needs of our customers. Image and video collections increased as of March 31, 2025 compared to March 31, 2024. Our image collection grew 6.9% to 582 million images as of March 31, 2025 compared to 544 million as of March 31, 2024. Our video collection grew 16.3% to 34 million videos over the same period.

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

The video attachment rate increased to 16.7% for the last twelve months ended March 31, 2025 from 14.0% for the last twelve months ended March 31, 2024. The video attachment rate provides management and investors with an indication of our customers’ level of engagement with our video content offering. Our expansion of video across our subscription products is focused on further increasing the attachment rate over time. The increase in video attachment rates reflects increased customer awareness of our video offering, improved search and site prominence for video content, and upselling of video into subscriptions.
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

(In thousands)	Three Months Ended March 31,
	2025	2024
Net (loss) income	$(102,572)	$13,587
Add/(less) non-GAAP adjustments:
Depreciation and amortization	15,513	14,894
Other operating expense – net	18,402	3,128
Loss on litigation	4,343	2,022
Interest expense	32,675	32,724
Fair value adjustments, foreign exchange and other non-operating (income) expense [1]	27,172	(16,478)
Loss on extinguishment of debt	5,474	—
Income tax expense	64,593	11,201
Equity-based compensation expense, net of capitalization	4,525	9,134
Adjusted EBITDA	70,125	70,212
Capex	15,706	14,452
Adjusted EBITDA less capex	54,419	55,760
Net (loss) income margin	(45.8)%	6.1%
Adjusted EBITDA margin	31.3%	31.6%
_____________________
(1) Fair value adjustments for our swaps and foreign currency exchange contracts, foreign exchange gains (losses) and other insignificant non-operating related expenses (income).
Reconciliation of Adjusted Net Income and Adjusted Earnings Per Share
Adjusted Net Income and Adjusted Earnings Per Share are non-GAAP financial measures that we use to provide a more meaningful comparison of our core operating results from period to period. These measures exclude the impact of certain items that we believe are not indicative of our core operating performance. These adjustments include, but are not limited to, foreign exchange gains (losses), net and other non-recurring items. The following table reconciles Net Income

(Loss) and Earnings (Loss) Per Share, the most directly comparable GAAP measures, to Adjusted Net Income (Loss) and Adjusted Earnings (Loss) Per Share for the periods presented:

(In thousands)	Three Months Ended March 31,
	2025	2024
Net (loss) income	$(102,572)	$13,587
Add/(less) non-GAAP adjustments:
Equity-based compensation expense	4,525	9,134
Tax effect of equity-based compensation expense[1]	(1,153)	(2,335)
Loss on litigation	4,343	2,022
Tax effect of loss on litigation, net of recovery[1]	(1,130)	(526)
Foreign exchange	25,078	(16,422)
Tax effect on foreign exchange (loss) gain – net[1]	(7,120)	4,382
Acquisition related costs	18,043	1,100
Tax effect of acquisition related costs[1]	(4,694)	(286)
Loss on debt extinguishment and expensed financing costs	8,651	—
Tax effect of loss on debt extinguishment and expensed financing costs[1]	(2,250)	—
Adjusted net income (loss)	$(58,279)	$10,656

Earnings per share:
Diluted earnings per share	$(0.25)	$0.03
Adjusted diluted earnings per share	$(0.14)	$0.03

Weighted average diluted shares	412,472,878	414,893,486
1 Statutory tax rates used to calculate the tax effect of the adjustments.

Critical Accounting Policies

A description of our critical accounting policies that involve significant management judgment appears in our 2024 Form 10-K, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and estimates.” Our accounting policies are also described in Note 2 - Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our 2024 Form 10-K and in Note 2 - Summary of Significant Accounting Policies, to our interim condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the period ended March 31, 2025. We believe our most critical accounting policies include revenue recognition, accrued litigation reserves, and accounting for income taxes.

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

Other than the maturity of the interest rate swap mentioned above, there have been no material changes in our market risk exposures for the quarters ended March 31, 2025 and March 31, 2024, as compared to those discussed in our 2024 Form 10-K.

Item 4.    Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2025.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Part 1, Item 1A. of our 2024 Form 10-K.

Item 5. Other Information

Insider Trading Arrangements and Policies

During the three months ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
2.1†
Agreement and Plan of Merger, dated as of January 6, 2025, by and among Getty Images Holdings, Inc., Grammy Merger Sub 2, Inc., Grammy Merger Sub 3, LLC, Shutterstock, Inc., Grammy Holdco, Inc. and Grammy Merger Sub One, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed with the SEC on January 7, 2025)

3.1	Amended and Restated Certificate of Incorporation of Getty Images Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on June 18, 2024)
3.2	Amended and Restated By-Laws of Getty Images Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on June 18, 2024)
4.1
Indenture, dated as of May 5, 2025, by and among Getty Images, Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed with the SEC on May 6, 2025)

4.2	Form of 11.250% Senior Secured Notes due 2030 included as Exhibit A to Exhibit 4.1 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed with the SEC on May 6, 2025)
4.3
First Lien Intercreditor Agreement, dated as of May 5, 2025, among the Issuer, Abe Investment Holdings, Inc., Griffey Midco (DE), LLC, certain subsidiaries of the Issuer, JPMorgan Chase Bank, N.A., as credit agreement representative and credit agreement collateral agent, and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K, filed with the SEC on May 6, 2025)

10.1
Voting and Support Agreement, dated as of January 6, 2025, by and between Getty Images Holdings, Inc. and Jonathan Oringer (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the SEC on January 7, 2025)

10.2
Significant Stockholder Agreement, dated as of January 6, 2025, by and among Getty Images Holdings, Inc., Getty Investments L.L.C., The October 1993 Trust, The Options Settlement, Koch Icon Investments, LLC and Jonathan Oringer (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K, filed with the SEC on January 7, 2025)

10.3
Letter Agreement, dated as of January 6, 2025, by and among Getty Images Holdings, Inc., Getty Investments L.L.C., The October 1993 Trust and The Options Settlement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, filed with the SEC on January 7, 2025)

10.4
Letter Agreement, dated as of January 6, 2025, by and between Getty Images Holdings, Inc. and Koch Icon Investments, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K, filed with the SEC on January 7, 2025)

10.5
Second Incremental Commitment Amendment and Third Amendment to Credit Agreement, dated as of February 21, 2025, by and among Abe Investment Holdings, Inc., Getty Images, Inc., J.P. Morgan Chase Bank N.A., as administrative agent, as L/C Issuer and as swing line lender, the lenders party thereto and the other loan parties party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the SEC on February 21, 2025)

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_________________________________
* Filed herewith.
** Furnished herewith.
† Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item
601(b)(2).The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on May 12, 2025.

GETTY IMAGES HOLDINGS, INC.

By:	/s/ Craig Peters
Name:	Craig Peters
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jennifer Leyden
Name:	Jennifer Leyden
Title:	Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Chris Hoel
Name:	Chris Hoel
Title:	Chief Accounting Officer
(Principal Accounting Officer)