Form 10-Q
period 2025-06-30
Getty Images Holdings, Inc.
filed 2025-08-11
CIK 1898496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2025, 414,811,306 shares of Class A common stock, par value $0.0001 per share, of Getty Images Holdings, Inc. were issued and outstanding.

GETTY IMAGES HOLDINGS, INC.
Form 10-Q
For the Quarter Ended June 30, 2025

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$110,275	$121,173
Restricted cash	4,105	4,131
Accounts receivable – net of allowance of $6,100 and $6,164, respectively	162,659	151,130
Prepaid expenses	15,463	16,327
Insurance recovery receivable	37,619	45,000
Taxes receivable	10,540	9,577
Other current assets	8,148	11,477
Total current assets	348,809	358,815
Property and equipment, net	187,178	177,292
Operating lease right-of-use assets	29,241	32,453
Goodwill	1,516,960	1,510,477
Intangible assets, net of accumulated amortization	416,030	389,906
Deferred income taxes, net	66,355	63,965
Other assets	31,388	30,800
Total assets	$2,595,961	$2,563,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$103,496	$99,320
Accrued expenses	66,686	59,938
Short-term debt, net	21,101	—
Income taxes payable	9,463	10,913
Litigation reserves	114,002	110,994
Deferred revenue	184,934	172,090
Total current liabilities	499,682	453,255
Long-term debt, net	1,341,305	1,314,424
Lease liabilities	25,925	29,034
Deferred income taxes, net	44,803	24,357
Uncertain tax positions	21,711	22,329
Other long-term liabilities	2,523	1,969
Total liabilities	1,935,949	1,845,368
Commitments & contingencies (Note 12)

Stockholders’ equity:
Class A common stock, $0.0001 par value: 2.0 billion shares authorized; 414.8 million shares issued and outstanding as of June 30, 2025 and 412.3 million shares issued and outstanding as of December 31, 2024	41	41
Additional paid-in capital	2,027,941	2,017,407
Accumulated deficit	(1,361,123)	(1,223,482)
Accumulated other comprehensive loss	(55,701)	(123,770)
Total Getty Images Holdings, Inc. stockholders’ equity	611,158	670,196
Non-controlling interest	48,854	48,144
Total stockholders’ equity	660,012	718,340
Total liabilities and stockholders’ equity	$2,595,961	$2,563,708
See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$234,882	$229,140	$458,959	$451,418

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$65,629	$63,097	$125,838	$123,353
Selling, general and administrative expenses	105,066	101,232	203,334	202,176
Depreciation	15,535	14,689	30,482	29,049
Amortization	573	592	1,139	1,126
Loss on litigation	2,007	2,792	6,350	4,814
Other operating expenses – net	10,512	280	28,914	3,408
Total operating expenses	199,322	182,682	396,057	363,926
Income from operations	35,560	46,458	62,902	87,492

Other (expense) income, net:
Interest expense	(36,556)	(33,890)	(69,231)	(66,614)
(Loss) on fair value adjustment for swaps – net	—	—	—	(1,459)
Foreign exchange (loss) gain – net	(54,771)	2,439	(79,849)	18,861
Loss on extinguishment of debt	—	—	(5,474)	—
Other non-operating (expense) income – net	(1,935)	1,180	(4,029)	2,695
Total other expense – net	(93,262)	(30,271)	(158,583)	(46,517)
(Loss) income before income taxes	(57,702)	16,187	(95,681)	40,975
Income tax (expense) benefit	23,343	(12,498)	(41,250)	(23,699)

Net (loss) income	(34,359)	3,689	(136,931)	17,276
Less:
Net income (loss) attributable to non-controlling interest	710	(158)	710	(26)
Net (loss) income attributable to Getty Images Holdings, Inc.	$(35,069)	$3,847	$(137,641)	$17,302

Net (loss) income per share attributable to Class A Getty Images Holdings, Inc. common stockholders:
Basic	$(0.08)	$0.01	$(0.33)	$0.04
Diluted	$(0.08)	$0.01	$(0.33)	$0.04

Weighted-average Class A common shares outstanding:
Basic	413,741,878	408,989,273	413,110,883	407,312,262
Diluted	413,741,878	414,439,239	413,110,883	414,666,363
See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(34,359)	$3,689	$(136,931)	$17,276
Other comprehensive income (loss):
Net foreign currency translation adjustment gains (losses)	47,719	(2,796)	68,069	(18,402)
Comprehensive (loss) income	13,360	893	(68,862)	(1,126)
Less: Comprehensive income (loss) attributable to noncontrolling interest	710	(158)	710	(26)
Comprehensive (loss) income attributable to Getty Images Holdings, Inc.	$12,650	$1,051	$(69,572)	$(1,100)
See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Getty Images Holdings, Inc. Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	412,270,402	$41	$2,017,407	$(1,223,482)	$(123,770)	$670,196	$48,144	$718,340
Net loss	—	—	—	(102,572)	—	(102,572)	—	(102,572)
Net foreign currency translation adjustment gains in comprehensive income	—	—	—	—	20,350	20,350	—	20,350
Issuance of common stock in connection with equity-based compensation arrangements	1,146,766	—	—	—	—	—	—	—
Equity-based compensation activity	—	—	4,978	—	—	4,978	—	4,978
Balance at March 31, 2025	413,417,168	$41	$2,022,385	$(1,326,054)	$(103,420)	$592,952	$48,144	$641,096
Net (loss) income	—	—		(35,069)	—	(35,069)	710	(34,359)
Net foreign currency translation adjustment losses in comprehensive income	—	—		—	47,719	47,719	—	47,719
Issuance of common stock in connection with equity-based compensation arrangements	1,394,138	—	1,303	—	—	1,303	—	1,303
Equity-based compensation activity	—	—	4,253	—	—	4,253	—	4,253
Balance at June 30, 2025	414,811,306	$41	$2,027,941	$(1,361,123)	$(55,701)	$611,158	$48,854	$660,012

See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Getty Images Holdings, Inc. Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	404,970,787	$40	$1,983,276	$(1,263,015)	$(87,076)	$633,225	$48,205	$681,430
Net income	—	—	—	13,455	—	13,455	132	13,587
Net foreign currency translation adjustment (losses) in comprehensive income	—	—	—	—	(15,606)	(15,606)	—	(15,606)
Issuance of common stock in connection with equity-based compensation arrangements	2,904,154	1	2,195	—	—	2,196	—	2,196
Common shares withheld for settlement of taxes in connection with equity-based compensation	(570,708)	—	(2,492)	—	—	(2,492)	—	(2,492)
Equity-based compensation activity	—	—	10,030	—	—	10,030	—	10,030
Balance at March 31, 2024	407,304,233	$41	$1,993,009	$(1,249,560)	$(102,682)	$640,808	$48,337	$689,145
Net income (loss)	—	—	—	3,847	—	3,847	(158)	3,689
Net foreign currency translation adjustment gains in comprehensive income	—	—	—	—	(2,796)	(2,796)	—	(2,796)
Issuance of common stock in connection with equity-based compensation arrangements	1,692,292	—	3,061	—	—	3,061	—	3,061
Common shares withheld for settlement of taxes in connection with equity-based compensation	(37,290)	—	(133)	—	—	$(133)	—	(133)
Issuance of shares in connection with acquisition	1,189,061	—	4,875	—	—	4,875	—	4,875
Equity-based compensation activity	—	—	4,368	—	—	4,368	—	4,368
Balance at June 30, 2024	410,148,296	$41	$2,005,180	$(1,245,713)	$(105,478)	$654,030	$48,179	$702,209
See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(136,931)	$17,276
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,621	30,175
Foreign currency gain (losses) on foreign denominated debt	57,141	(15,128)
Equity-based compensation	8,311	13,148
Debt extinguishment	5,474	—
Deferred income taxes – net	26,118	8,725
Uncertain tax positions	(618)	(1,854)
Non-cash fair value adjustment for swaps	—	1,459
Amortization of debt issuance costs	4,318	1,283
Non-cash operating lease costs	6,286	6,049
Other	6,233	1,494
Changes in assets and liabilities:
Accounts receivable	(6,610)	14,391
Accounts payable	5,165	(5,440)
Accrued expenses	(3,142)	3,400
Insurance recovery receivable	7,381	2,124
Litigation reserves	3,008	2,699
Lease liabilities, non-current	(7,257)	(6,118)
Income taxes receivable/payable	(1,165)	(3,965)
Interest payable	9,616	(2)
Deferred revenue	6,842	(3,058)
Other	139	1,313
Net cash provided by operating activities	21,930	67,971

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(31,817)	(29,833)
Acquisition of a business, net of cash acquired	—	(14,906)
Net cash used in investing activities	(31,817)	(44,739)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	1,040,872	—
Debt refinancing costs	(39,196)	(2,205)
Prepayment of debt	(1,024,278)	(35,200)
Proceeds from common stock issuance	1,303	5,256
Cash paid for settlement of employee taxes related to equity-based awards	—	(2,625)
Net cash used in financing activities	(21,299)	(34,774)

Effects of exchange rates fluctuations	20,262	(3,076)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(10,924)	(14,618)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – Beginning of period	125,304	140,850
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – End of period	$114,380	$126,232
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

Following the close of the transaction, based on the common shares outstanding as of April 25, 2025, Getty Images stockholders will own approximately 53.0% and Shutterstock stockholders will own approximately 47.0% of the combined company on a fully diluted basis. The transaction is subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals, and other customary closing conditions.

During the three and six months ended June 30, 2025, Getty Images has expensed $14.4 million and $32.4 million of legal, accounting, and other direct costs related to this proposed Merger in “Other operating expenses (income) – net” in the Condensed Consolidated Statements of Operations, respectively.

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

On June 10, 2025, Shutterstock held a Special Meeting of Stockholders (the “Special Meeting”) in connection with the proposed merger with Getty Images. At the Special Meeting, Shutterstock’s stockholders approved the proposal to adopt the Merger Agreement.

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for any future period or the entire year.
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
Allowance for Doubtful Accounts
Accounts receivable – net, are trade receivables net of reserves for allowances for doubtful accounts totaling $6.1 million and $6.2 million as of June 30, 2025 and December 31, 2024, respectively. The Company recorded immaterial bad debt expense for the three and six months ended June 30, 2025, and $0.4 million and $0.7 million of bad debt expense for the three and six months ended June 30, 2024, respectively.
Allowance for doubtful accounts is calculated based on the current estimate of expected lifetime credit losses, which includes assumptions such as historical losses, existing economic conditions, and analysis of specific older account balances of customer and delegate accounts. Trade receivables are written off when collection efforts have been exhausted.

Foreign Exchange (Loss) Gain – net
The Company recognized foreign exchange loss, net of $54.8 million and $79.8 million for the three and six months ended June 30, 2025, respectively, compared with net gains of $2.4 million and $18.9 million for the three and six months ended June 30, 2024, respectively. These changes are primarily driven by volatility in foreign exchange rates, including fluctuations in the EUR related to our Old EUR Term Loans and New EUR Term Loans in the three and six months ended June 30, 2025 and 2024. See “Note 7 - Debt” for additional discussion on the Company’s debt.
Minority Investments without Readily Determinable Fair Value
The carrying amount of the minority investments, which is included within “Other assets” in the Condensed Consolidated Balance Sheets was $2.1 million and $1.9 million as of June 30, 2025 and December 31, 2024, respectively. The Company uses the measurement alternative for these equity investments, and their carrying value is reported at cost, adjusted for impairments, or any observable price changes in ordinary transactions with identical or similar investments. Revenue related to content consumed by the minority investees was not material during the three and six months ended June 30, 2025 and 2024.
On a quarterly basis, the Company evaluates the carrying value of its long-term investments for impairment, which includes an assessment of revenue growth, earnings performance, working capital, and general market conditions. As of June 30, 2025, no adjustments to the carrying values of the Company’s long-term investments were identified as a result of this assessment.
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
Revenue by major product:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Creative	$130,824	$137,897	$262,998	$276,739
Editorial	88,342	83,619	170,959	163,048
Other	15,716	7,624	25,002	11,631
Total Revenue	$234,882	$229,140	$458,959	$451,418
Certain prior period amounts have been reclassified to conform to the current year presentation.
Revenue by region:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Americas	$136,509	$127,957	$268,033	$252,366
Europe, the Middle East, and Africa	73,202	75,686	141,929	148,601
Asia-Pacific	25,171	25,497	48,997	50,451
Total Revenue	$234,882	$229,140	$458,959	$451,418
The June 30, 2025 deferred revenue balance will be earned as content is downloaded, services are provided, or upon the expiration of subscription-based products, and nearly all is expected to be earned within the next twelve months.
During the six months ended June 30, 2025, the Company recognized revenue of $106.0 million that had been included in deferred revenue as of January 1, 2025.
Note 4 - Derivative Instruments
The Company was party to an interest rate swap agreement entered into to reduce the economic impact of interest rate fluctuations on outstanding debt. The swap matured in February 2024. This derivative financial instrument was not held or issued for trading purposes.
Prior to the swap maturity in February 2024, the Company did not recognize any income or expense during the three months ended June 30, 2024 and incurred a net loss of $1.5 million on the derivative for the six months ended June 30, 2024. The amounts are included in “(Loss) on fair value adjustment for swaps – net” on the Condensed Consolidated Statements of Operations. The Company did not recognize any income or expense during the three and six months ended June 30, 2025.
Note 5 - Fair Value of Financial Instruments
The Company’s financial instruments consist of cash equivalents, and debt. Assets and liabilities measured at fair value on a recurring basis (cash equivalents) and a nonrecurring basis (debts) are categorized in the tables below.
The fair value of the Company’s money market funds is based on quoted active market prices and is determined using the market approach. The fair values of the Company’s interest rate swap contracts were based on market quotes provided by the counterparty. Quotes by the counterparty were calculated based on observable current rates and forward interest rate curves. The Company recalculated and validated this fair value using publicly available market inputs using the market approach. The fair value of the Company’s Old Term Loans, New Term Loans, Senior Secured Notes and Senior Unsecured Notes are based on market quotes provided by a third-party pricing source.
The following tables summarize the Company’s financial instruments by level in the fair value hierarchy as of June 30, 2025:

	Fair Value Measurements at June 30, 2025
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (cash equivalents)	$51,637	$—	$—	$51,637

Liabilities:
New Term Loans	—	525,473	—	525,473
Senior Secured Notes	—	535,895	—	535,895
Senior Unsecured Notes	—	295,125	—	295,125
The following tables summarize the Company’s financial instruments by level in the fair value hierarchy as of December 31, 2024:

	Fair Value Measurements at December 31, 2024
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (cash equivalents)	$75,431	$—	$—	$75,431

Liabilities:
Old Term Loans	—	1,013,231	—	1,013,231
Senior Unsecured Notes	—	298,965	—	298,965
The Company’s non-financial assets and liabilities, which include goodwill and long-lived assets held and used, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur or if an annual impairment test is required, the Company would evaluate the non-financial assets and liabilities for impairment. If an impairment was to occur, the asset or liability would be recorded at its estimated fair value. See “Note 7 - Debt” for additional disclosures on the Old Term Loans, New Term Loans, Senior Secured Notes and Senior Unsecured Notes.
Note 6 - Other Assets and Liabilities
The following table summarizes the Company’s other long-term assets:

(In thousands)	As of June 30, 2025	As of December 31, 2024
Long term note receivable from a related party	$24,000	$24,000
Minority and other investments	4,631	4,385
Equity method investment	1,500	1,077
Other	1,257	1,338
	$31,388	$30,800

The following table summarizes the Company’s accrued expenses:

(In thousands)	As of June 30, 2025	As of December 31, 2024
Accrued compensation and related costs	$20,237	$26,419
Lease liabilities	10,392	11,252
Interest payable	19,519	9,903
Accrued professional fees	15,549	10,809
Other	989	1,555
	$66,686	$59,938
Note 7 - Debt
Debt included the following:

(In thousands)	As of June 30, 2025	As of December 31, 2024
Senior Secured Notes	$539,944	$—
Senior Unsecured Notes	300,000	300,000
Old USD Term Loans	—	579,200
Old EUR Term Loans[1]	—	435,190
New USD Term Loans	40,056	—
New EUR Term Loans[1]	510,190	—
Adjusted for: issuance costs, premiums and discounts amortized to interest expense	(27,784)	34
Less short-term debt – net	$(21,101)	$—
Long-term debt – net	$1,341,305	$1,314,424
    1 The table above converted the Old EUR Term Loans and New EUR Term Loans to USD using currency exchange rates as of those dates.

On February 19, 2019, the Company issued $300.0 million of Senior Unsecured Notes due in 2027 (“Senior Unsecured Notes”) and entered into a senior secured credit facility (“Existing Credit Agreement”) consisting of (i) a $1,040.0 million term loan facility (“Old USD Term Loans”), (ii) a €450.0 million term loan facility (“Old EUR Term Loans” and together with the Old USD Term Loans the “Old Term Loans”) and (iii) an $80.0 million revolving credit facility that was amended in 2023 to increase the borrowing capacity to $150.0 million, which remained undrawn at June 30, 2025

Refinancing

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

Maturity

The New Term Loans are scheduled to mature on February 21, 2030. However, if the Company has more than $25.0 million of its Senior Unsecured Notes (or any refinancing of those notes) that are due before May 23, 2030 (which is 91 days after February 21, 2030), then the New Euro Term Loans will instead be due 91 days before the maturity date of those notes.

Priority

The obligations under the Existing Credit Agreement were and the obligations under the Refinancing Amendment continue to be secured by a first priority lien on substantially all of the loan parties’ assets.

Permitted Debt Exchange Offer

The Company had the option to exchange the New USD Term Loans for notes with similar economics as the New USD Term Loans being exchanged (the “Permitted Debt Exchange Offer”). Lenders were not obligated to participate in the exchange when it was exercised by the Company. On May 5, 2025 (the “Permitted Debt Exchange Date”) the Company completed its option to exchange the New USD Term Loans for Senior Secured Notes. After the Permitted Debt Exchange Offer, the Company continued to have $40.1 million in New USD Term Loans outstanding.

Interest Rate

The New USD Term Loans have a fixed interest rate of 11.25% per year. This rate was set to increase to 12.25% on May 14, 2025, and then to 13.25% on August 14, 2025. However, when the Company executed a Permitted Debt Exchange Offer in May 2025, the interest rate was permanently set to 11.25%.

The New EUR Term Loans will accrue interest at the Adjusted Eurodollar Rate plus 6.00% per annum. The Adjusted Eurodollar Rate is defined in the Refinancing Amendment and is interest rate per annum, rounded upwards to the nearest 1/16 of 1.0% equal to (a) the Eurodollar Rate for such period (EURIBOR) multiplied by (b) the Statutory Reserve Rate. If this calculated rate is less than zero, it will be considered zero instead for that period.

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

•a make-whole amount if made prior to the first anniversary of the Amendment Effective Date
•1.00% of the principal amount of the New EUR Term Loans prepaid if made on or after the first anniversary of the Amendment Effective Date but prior to the second anniversary of the Amendment Effective Date

The prepayment of New Term Loans in connection with the Permitted Debt Exchange was not subject to prepayment premiums.

In accordance with ASC 470-50-40-2 - Debt - Modifications and Extinguishments (“ASC 470”), the Company recorded a loss on debt extinguishment of $5.5 million within “Loss on extinguishment of debt” in the Condensed Consolidated Statements of Operations relating to the refinance of the Old Term Loans. Additionally, $3.2 million related to third-party debt issuance costs and discounts related to the new debt were expensed as “Other non-operating (expense) income – net” in the Condensed Consolidated Statements of Operations.

Debt issuance costs and discounts related to the New Term Loans are reported in the Condensed Consolidated Balance Sheets as a direct deduction from the face amount of the debt. These costs are amortized as a component of Interest expense in the Consolidated Statements of Operations utilizing the effective interest method.

Senior Secured Notes

The Company exercised its option to exchange its New USD Term Loans, on a dollar-for-dollar basis, up to an aggregate principal amount of $580.0 million, pursuant to the Refinance Agreement, for newly issued 11.250% Senior Secured Notes due 2030 (the “Senior Secured Notes”). The Company issued Senior Secured Notes in an aggregate principal amount of $539.9 million, pursuant to an Indenture, dated as of May 5, 2025 (the “Indenture”).

Interest

The Senior Secured Notes mature on February 21, 2030 unless earlier redeemed or repurchased. No sinking fund is provided for the Senior Secured Notes. Interest is payable semi-annually in arrears on May 1 and November 1 of each year, at a rate of 11.250% per year.

Ranking, Guarantees and Security

The obligations under the Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by certain of the Company’s wholly-owned domestic restricted subsidiaries, and secured by a first priority security interest in substantially all of the existing and future assets of the Company.

Optional Redemption

Prior to February 21, 2027, the Company may redeem the Senior Secured Notes at its option at a redemption price equal to 100% of the principal amount of the Senior Secured Notes redeemed, plus a “make-whole” premium and accrued and unpaid interest.

On or after February 21, 2027, the Company may redeem the Senior Secured Notes at its option. The redemption price if redeemed during the twelve-month period beginning on February 21 of the year indicated below:

•2027 at 105.625%
•2028 at 102.813%
•2029 at 100.000%

The Company may also redeem the Senior Secured Notes prior to February 21, 2027 in an amount equal to the net cash proceeds received by the Company from any equity offering at a redemption price equal to 111.250% of the principal amount plus accrued and unpaid interest, in an aggregate principal amount for all such redemptions not to exceed 40% of the aggregate principal amount of the Senior Secured Notes, provided that the redemption takes place not later than 180 days after the closing of the related equity offering; and not less than 50% of the aggregate principal amount of the Senior Secured Notes remains outstanding immediately thereafter, unless all such Senior Secured Notes are redeemed substantially concurrently.

Change of Control

If the Company experiences a change of control, the Company must offer to repurchase the Senior Secured Notes from the holders thereof at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest.

Covenants and Events of Default

The terms of the Indenture, among other things, limit the ability of the Company and its restricted subsidiaries to (i) incur or guarantee additional indebtedness or issue disqualified stock or preferred stock; (ii) pay dividends and make other distributions on, or redeem or repurchase, the Company’s capital stock; (iii) make loans and investments; (iv) prepay, redeem or repurchase indebtedness; (v) incur liens securing indebtedness; (vi) enter into transactions with affiliates; (vii) consolidate, merge or convey, transfer or lease all or substantially all of its assets; (viii) enter into agreements that restrict the ability of restricted subsidiaries to make dividends or other payments to the Company; (ix) designate the Company’s subsidiaries as unrestricted subsidiaries; and (x) transfer or sell assets.

The Senior Secured Note issuance was accounted for as a continuation of the original refinance and $2.8 million of third-party costs incurred in connection with the Permitted Debt Exchange do not represent debt issuance costs. ASC 470 requires such costs to be immediately expensed as incurred. These costs were recorded as “Other non-operating (expense) income – net” in the Condensed Consolidated Statements of Operations

As of the Permitted Debt Exchange Date, the Company had previously unamortized deferred fees and premiums of approximately $4.7 million allocated to the lenders of the New USD Term Loans that participated in the Exchange. These costs are reported in the Condensed Consolidated Balance Sheets as a direct deduction from the face amount of the Senior Secured Notes. These costs are amortized as a component of Interest expense in the Consolidated Statements of Operations utilizing the effective interest method.

For the three and six months ended June 30, 2025, the Company expensed $2.8 million and $6.0 million, respectively, in third-party costs related to the Refinancing Amendment and Permitted Debt Exchange that did not qualify as debt issuance costs under ASC 470. The Company recognized no loss on debt extinguishment for the three months ended June 30, 2025, and recorded a $5.5 million loss for the six months ended June 30, 2025. No comparable costs or losses were recorded during the three and six months ended June 30, 2024.

As of June 30, 2025, the Company was compliant with all debt covenants and obligations.

Note 8 - Equity-based Compensation
Equity Incentive Plans
Under the Getty Images Holdings, Inc. 2022 Equity Incentive Plan (“2022 Plan”), the Company has awarded restricted stock units subject to time-based vesting, performance stock units subject to time-based vesting and achieving future performance criteria, and stock options subject to time-based vesting. The Company granted 4,510,075 awards under the 2022 Plan during the six months ended June 30, 2025. Under the 2022 Plan, up to 51,104,577 shares of Class A common stock are reserved for issuance, of which 1,831,547 are available to be issued as of June 30, 2025.

The Getty Images Holdings, Inc. Earn Out Plan (“Earn Out Plan”) provides for the grant of restricted stock units, which generally vest upon grant. Under the Earn Out Plan, up to 6,000,000 shares of Class A common stock are reserved for issuance, of which 20,856 are available to be issued as of June 30, 2025. The Company did not grant awards under the Earn Out Plan during the six months ended June 30, 2025.

Equity-based compensation expense is recorded in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations, net of estimated forfeitures. The Company recognized equity-based compensation - net of estimated forfeitures of $4.3 million and $9.2 million for the three and six months ended June 30, 2025, respectively. The Company recognized equity-based compensation - net of estimated forfeitures of $4.4 million and $14.4 million for the three and six months ended June 30, 2024, respectively. The Company capitalized $0.5 million and $0.9 million of equity-based compensation expense associated with the cost of developing internal-use software during the three and six months ended June 30, 2025, respectively. The Company capitalized $0.4 million and $1.2 million of equity-based compensation expense associated with the cost of developing internal-use software during the three and six months ended June 30, 2024, respectively.

Note 9 - Net (Loss) Income per Share Attributable to Common Stockholders
Basic net (loss) income per share attributable to common stockholders is calculated by dividing the net (loss) income attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, without consideration of potentially dilutive securities.

In periods where the Company recognizes a net loss, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since the effect of potentially dilutive securities is anti-dilutive.

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

The following table sets forth the computation of basic and diluted (loss) income per share of Class A common stock (amounts in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Net (loss) income	$(34,359)	$3,689	$(136,931)	$17,276
Less:
Net income (loss) attributable to non-controlling interest	710	(158)	710	(26)
Net (loss) income attributable to Getty Images Holdings, Inc. - Basic	$(35,069)	$3,847	$(137,641)	$17,302

Weighted-average Class A common stock outstanding:
Basic	413,741,878	408,989,273	413,110,883	407,312,262
Effect of dilutive securities	—	5,449,966	—	7,354,101
Diluted	413,741,878	414,439,239	413,110,883	414,666,363
Net (loss) income per share of Class A common stock attributable to Getty Images Holdings, Inc. common stockholders:
Basic	$(0.08)	$0.01	$(0.33)	$0.04
Diluted	$(0.08)	$0.01	$(0.33)	$0.04
As the Company had a net loss for the three and six months ended June 30, 2025, the diluted net loss per share does not include 31.9 million shares of Class A common stock in equity-based compensation awards as their effect would have been anti-dilutive.
Note 10 - Income Taxes

The provision for income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate as prescribed under ASC 740 “Income Taxes” (“ASC 740”). Any changes to the estimated annual tax rate are recorded in the interim period in which the changes occur.

The estimated annual effective tax rate is subject to significant volatility due to several factors, including changes in the forecasted pre-tax income (loss) and income tax (expense) benefit, realizability of deferred tax assets, intercompany transactions, foreign currency gain (loss), mergers and acquisitions, jurisdictional footprints, and changes in the Company’s business operations. In addition, the effective tax rate’s volatility depends on the amount of pre-tax income (loss). For example, the impact of non-taxable, non-deductible, and discrete items on the effective tax rate is greater when the pre-tax income (loss) is smaller.

The Company recorded an income tax benefit of $23.3 million and income tax expense of $12.5 million for the three months ended June 30, 2025 and 2024, respectively, and income tax expense of $41.3 million and $23.7 million for the six months ended June 30, 2025 and 2024, respectively. For 2025, the Company’s effective tax rate is expected to be a large negative percentage due to the Company’s pre-tax loss and income tax expense items that are not analogous to pre-tax loss, such as foreign withholding taxes, non-deductible interest expense, and change in valuation allowance. The effective tax rate may vary significantly throughout the year depending on the changes in the pre-tax income (loss).

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes various tax provisions, such as extending and modifying certain Tax Cuts and Jobs Act provisions and the international tax framework. The Company is currently evaluating the impact of the OBBBA on its consolidated financial statements.

Note 11 - Segment Information

Certain financial information for the Company’s segment, including significant expenses and other segment expense items are listed below:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$234,882	$229,140	$458,959	$451,418
Less:
Significant segment expense items[1]:
Cost of revenue (exclusive of depreciation and amortization)	65,629	63,097	125,838	123,353
Adjusted Selling, general & administrative expenses[2]	88,978	85,269	170,815	165,419
Marketing costs	12,302	11,949	24,208	23,609
Other segment items[3]	32,413	22,367	75,196	51,545
Segment income from operations	35,560	46,458	62,902	87,492

Interest expense	(36,556)	(33,890)	(69,231)	(66,614)
Other non-operating income (expense)[4]	(56,706)	3,619	(89,352)	20,097
Segment income (loss) before income taxes	(57,702)	16,187	(95,681)	40,975
Income tax (expense) benefit	23,343	(12,498)	(41,250)	(23,699)
Segment net (loss) income	(34,359)	3,689	(136,931)	17,276
Reconciliation of segment profit or loss	—	—	—	—
Consolidated net (loss) income	(34,359)	3,689	(136,931)	17,276

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

The Company has been named as a defendant in fourteen additional lawsuits by purported former public warrant holders alleging to have owned approximately 4.2 million public warrants in the aggregate (collectively, the “Follow-On Warrant Litigation”). Two of these additional suits were filed in the United States District Court for the Southern District of New York, Daniel Berner v. Getty Images Holdings, Inc., Case No. 1:24-cv-04483-JSR (filed June 11, 2024), and James Lapp v. Getty Images Holdings, Inc., Case No. 1: 24-cv-05129-JSR (filed July 5, 2024) (the “Berner/Lapp Actions”) and were pending before the same Judge that decided the Initial Warrant Litigation. These complaints generally allege breaches of the Warrant Agreement, and Berner has plead an alternative claim for violation of federal securities laws. The Court entered an order dismissing Berner’s alternative claims for violation of federal securities laws, and the Company filed answers to the complaints with respect to plaintiffs’ contract claims. The Plaintiffs in the Berner/Lapp Actions have argued that these matters are substantially similar to the Initial Warrant Litigation, and that the decision (including the method for calculating damages, which the Company disputes) reached in the Initial Warrant Litigation should be binding on the Company in the Berner/Lapp Actions. The federal court has consolidated the Berner/Lapp Actions for all pretrial purposes and entered a schedule, which included a hearing on anticipated motions for summary judgment on December 20, 2024, and a trial in January 2025. Following the summary judgement hearing, on January 27, 2025, the Court issued a bottom-line order in the Berner/ Lapp Actions granting summary judgement to plaintiffs Berner and Lapp reciting that “[a]n Opinion explaining the reasons for this ruling will issue in due course, at which time judgment will be entered.” The Judge issued its Opinion on August 7, 2025, confirming its bottom-line order, granting summary judgment to the plaintiffs Berner and Lapp and calculating damages, including pre-judgment interest at $7.8 million. The Company has appealed the Opinion and judgment. Based on the criteria under ASC 450, the Company has included this amount in the total litigation reserve.

The other twelve additional suits since the Initial Warrant Litigation have been filed in the New York State Supreme Court, New York County: CSS, LLC v. Getty Images Holdings, Inc., Index No. 653527/2024 (filed July 12, 2024); Walleye Manager Opportunities LLC et. al. v. Getty Images Holdings, Inc., Index No. 653528/2024 (filed July 12, 2024); Funicular Funds LP v. Getty Images Holdings, Inc., Index No. 653410/2024 (filed July 5, 2024); MPF Broadway Convexity Fund I, LP et. al. v. Getty Images Holdings, Inc., Index No. 653411/2024 (filed July 5, 2024), LMR Multi-Strategy Master Fund Limited et al. v. Getty Images Holdings, Inc., Index No. 654963/2024 (filed September 20, 2024); Jordan Flannery v. Getty Images Holdings, Inc., Index No. 654961/2024 (filed September 20, 2024); Bi-Directional Disequilibrium Fund, L.P. et al. v. Getty Images Holdings, Inc., Index No. 654960/2024 (filed September 20, 2024); Holland v. Getty Images Holdings, Inc., Index No. 655746/2024 (filed October 29, 2024); Hunsicker v. Getty Images Holdings, Inc., Index. No. 655911/2024 (filed November 7, 2024); Dasher, et al. v. Getty Images Holdings, Inc., Index No. 655913/2024 (filed November 7, 2024); Parker v. Getty Images Holdings, Inc., Index No. 659240/2024 (filed November 22, 2024); Highbridge Tactical Credit Master Fund L.P et. al. v. Getty Images Holdings, Inc., Index No. 650402/2025 (filed January 21, 2025) (the “NY State Actions”). The NY State Actions generally allege breaches of the Warrant Agreement and seek an award of money damages, and the plaintiffs in these actions could seek, and the courts could award, money damages per warrant that are less than, equal to or greater than the per warrant money damages awarded in the Initial Warrant Litigation. The Company filed answers to each of the complaints in response to NY State Actions on

April 11, 2025. During a status conference on May 8, 2025, the Court ordered the claimants to file an amended complaint, consolidating all of the claimants. The amended complaint was filed on June 6, 2025 and the Company answered on June 26, 2025. The parties are now actively engaged in discovery and expect to have their next status conference with the court on August 28, 2025. It is possible that additional purported former warrant holders of the Company could bring additional lawsuits against the Company, its directors or officers, alleging substantially similar claims, or new or different claims relating to the public warrants. The Company intends to defend itself vigorously in the Initial Warrant Litigation, the Follow-on Warrant Litigation and any future actions and is unable to estimate any potential additional loss or range of loss that may result from the ultimate resolution of these matters, which could be material to the Company’s business, financial condition, results of operations and cash flows. As of June 30, 2025, we had a remaining insurance recovery receivable related thereto of approximately $37.6 million, with related litigation reserves of $114.0 million.

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

The matter went to trial in the High Court in June 2025. During the trial, the Claimants made a strategic decision to drop the claims relating to primary copyright infringement linked to the training and output of Stability AI’s model and database rights infringement and focus on the claims related to trademark infringement, passing off and secondary infringement of copyright , for which a ruling is expected not later than October 2025.

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
In the ordinary course of business, the Company enters into certain types of agreements that contingently require the Company to indemnify counterparties against third-party claims. The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because management does not believe a material liability arising out of such ordinary course contingent indemnification arrangements is probable, no related liabilities were recorded at June 30, 2025 and December 31, 2024.

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
As part of the appeal process in Canada, the Company may be required to pay a portion of the assessment amount, which the Company estimates could be up to $19.1 million. Such required payment is not an admission that the Company believes it is subject to such taxes. The Company believes it is more likely than not it will prevail on appeal, however, if the CRA were to be successful in the appeal process, the Company estimates the maximum potential outcome could be up to $27.7 million.

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
•the risk that any prolonged strike by, or lockout of, one or more of the unions that provide personnel essential to the production of films or television programs, such as the 2023 strike by the writers’ union and the actors’ unions and including its lingering effects, could impact our entertainment business;
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
•the impact of worldwide and regional political, military or economic conditions, including declines in foreign currencies in relation to the value of the U.S. dollar, hyperinflation, higher interest rates, trade wars and restrictions, tariffs, devaluation, the impact of bank failures on the marketplace and the ability to access credit and significant political or civil disturbances in international markets where we conduct business;
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
•our potential inability to pay dividends for the foreseeable future;
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

Following the close of the transaction, based on the common shares outstanding as of April 25, 2025, Getty Images stockholders will own approximately 53.0% and Shutterstock stockholders will own approximately 47.0% of the combined company on a fully diluted basis. The transaction is subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals and other customary closing conditions.

During the three and six months ended June 30, 2025, Getty Images has expensed $14.4 million and $32.4 million of legal, accounting, and other direct costs related to this proposed Merger in “Other operating expenses (income) – net” in the Condensed Consolidated Statements of Operations, respectively.

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

On June 10, 2025, Shutterstock held a Special Meeting of Stockholders (the “Special Meeting”) in connection with the proposed merger with Getty Images. At the Special Meeting, Shutterstock’s stockholders approved the proposal to adopt the Merger Agreement.
Refinancing Amendment
On February 21, 2025 (the “Amended Effective Date”), the Company entered into the Second Incremental Commitment Amendment and Third Amendment to Credit Agreement (the “Refinancing Amendment”), which amended the Existing Credit Agreement. The Refinancing Amendment provided for a new tranche of senior secured fixed rate incremental term loans denominated in U.S. dollars in an aggregate principal amount of $580.0 million (the “New USD

Term Loans”) and a new tranche of senior secured term loans denominated in Euros in an aggregate principal amount of €440.0 million (the “New EUR Term Loans” and together with the New USD Term Loans, the “New Term Loans”).
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

Permitted Debt Exchange Offering

The Company exercised its option to exchange its New USD Term Loans, on a dollar-for-dollar basis, up to an aggregate principal amount of $580.0 million, pursuant to the Refinance Agreement, for newly issued 11.250% Senior Secured Notes due 2030 (the “Senior Secured Notes”). The Company issued Senior Secured Notes in an aggregate principal amount of $539.9 million, pursuant to an Indenture, dated as of May 5, 2025 (the “Indenture”).
Business Overview
Getty Images is a preeminent global visual content creator and marketplace, providing a diverse collection of high-quality photos, illustrations, videos, and music licensing to businesses, media organizations, and individuals worldwide. The Company is one of the largest and most respected providers of stock imagery and multimedia content.
For over 30 years, Getty Images has embraced innovation, from analog to digital, from offline to e-commerce, from stills to video, from single image purchasing to subscriptions, from websites to application programming interfaces (“APIs”), from pre-shot content to AI generated content designed to be commercially safe. With quality content at the core of our offerings, we embrace innovation as a means to service our existing customers better and to reach new ones.

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
Through Getty Images, iStock, and Unsplash, we offer a full range of content solutions to meet the needs of any customer—no matter their size—around the globe, with over 625 million visual assets available through its industry-leading sites. New content and coverage are added daily, with over 11 million new assets added each quarter and over 2.7 billion searches annually. The Company has over 707,000 purchasing customers, with customers from almost every country in the world with websites in 23 languages bringing the world’s best content to media outlets, advertising agencies, and corporations of all sizes and, increasingly, serving individual creators and prosumers.
In support of its content, Getty Images employs over 115 staff photographers and videographers and distributes the content of almost 600,000 contributors and more than 355 premium content partners. Over 82,000 of our contributors are exclusive to the Company, creating content that cannot be found anywhere else. Each year, we cover more than 160,000 global events across news, sport, and entertainment, providing a depth and breadth of coverage that is unmatched. Getty Images also maintains one of the largest and best privately-owned photographic archives in the world, with over 150 million images across geographies, periods, and verticals.
We distribute content and services offerings through three primary product lines:
Creative
Creative is comprised of royalty-free (“RF”) photos, illustrations, vectors, videos, and generative AI-services that are released for commercial use and cover a wide variety of commercial, conceptual, and contemporary subjects, including lifestyle, business, science, health, wellness, beauty, sports, transportation and travel. This content is available for immediate use by a wide range of customers with depth, breadth, and quality, allowing our customers to produce impactful websites, digital media, social media, marketing campaigns, corporate collateral, textbooks, movies, television, and online video content relevant to their target geographies and audiences. We primarily source Creative content from a broad network of professional, semi-professional, and amateur creators, many exclusive to Getty Images. We have a global creative insights team dedicated to providing briefing and art direction to our exclusive contributor community. Creative represents 57.3% and 61.3% of our revenue, of which 59.2% and 55.2% is generated through our annual subscription products for the six months ended June 30, 2025, and 2024, respectively. Annual Subscription products include products and subscriptions for 12 months or longer, Unsplash API, and Custom Content.
Editorial

Editorial is comprised of photos and videos covering the world of entertainment, sports, and news. We combine contemporary coverage of events around the globe with one of the largest privately held archives globally, with access to images from the beginning of photography. We invest in a dedicated editorial team that includes over 115 staff photographers and videographers to generate our own coverage in addition to coverage from our network of content partners. Editorial represents 37.2% and 36.1% of our revenue, of which 54.7% and 52.6% is generated through our annual subscription products for the six months ended June 30, 2025, and 2024, respectively. Annual Subscription products include subscriptions with a duration of 12 months or longer.
Other
Other represents 5.4% and 2.6% of our revenue for the six months ended June 30, 2025 and 2024, respectively. This includes data access and/or licensing, music licensing, digital asset management, distribution services and print sales.
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
iStock
iStock.com is our budget-conscious e-commerce offering providing our customers access to creative stills and video, including exclusive content. This site primarily serves small and medium-sized businesses, including the growing freelance market. Customers can purchase on an ALC basis or through a range of monthly and annual subscription options with access to an extensive amount of unique and exclusive content.
Unsplash
Unsplash.com is a platform offering free stock photo downloads and paid subscriptions targeted to the high-growth prosumer and semi-professional creator segments. The Unsplash website reaches a significant and geographically diverse audience with more than 85 million image downloads every month.
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
For content contributors:
•Access to a marketplace that reaches almost every country in the world, across all customer categories and sizes and generated annual royalties of nearly $220 million for the trailing twelve months ending June 30, 2025.
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

In addition to licensing imagery and video, we generate revenue from data access and/or licensing, custom content solutions, photo and video assignments, music content in some of our subscriptions, print sales and licensing our digital asset management systems to help customers manage their owned and licensed digital content.

    A significant portion of the business has transitioned to a subscription model with strong revenue retention characteristics. Annual subscriptions now comprise approximately 55% of total revenue for the six months ended June 30, 2025, and we continue to focus on growing subscription revenue.
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
Cost of revenue (exclusive of depreciation and amortization)

    The ownership rights to the majority of the content we license are retained by the owners, and licensing rights are provided to us by a large network of content contributors and content partners. When we license content entrusted to us by content suppliers, we pay royalties to them at varying rates depending on the license model and the use of that content that our customers select. Suppliers who choose to work with us under contract typically receive royalties of 20% to 50% of the total license fee we charge customers, depending on the basis on which their content is licensed by our customers. Contributors are compensated for any inclusion of their content in AI data training sets and may share in the revenue generated by AI tools and services trained with their content. We also own the copyright to certain content in our collections (“wholly-owned content”), including content produced by our staff photographers for our editorial product, for which we do not pay any third-party royalties. Cost of revenue includes certain costs of our assignment photo shoots, but excludes amortization associated with creating or buying content. Cost of revenue consists primarily of royalties owed to content contributors, comprised of photographers, filmmakers, third-party companies that license their collection of content through us (“Content Partners”) and third-party music content provider.

Going forward, we expect the cost of revenue to trend higher in absolute dollars as we continue growing our revenue. We expect our cost of revenue as a percentage of revenue to vary modestly based on changes in revenue mix by product, as royalty rates vary depending on license model and use of content.

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

Our future financial condition and results of operation will also be dependent upon various factors that generally affect the digital content industry, including the general trends affecting the media, marketing and advertising customer bases that we target, protection of intellectual property, and new and expanding technology such as generative AI technologies. In addition, our financial condition and results of operation will continue to be affected by factors that affect internet commerce companies and by general deterioration in macroeconomic factors that could continue to increase the risks of lower consumer spending, other business interruptions, the global and economic uncertainty caused by, among other things, any lingering effects of the Hollywood actors and writers strike, the military conflicts between Russia and Ukraine and in the Middle East, tariffs or trade restrictions imposed by the U.S. and other countries, changes in political climate, and high interest rates, currency fluctuations, high inflation and labor shortages.

Impact of Currency Fluctuations
Assets and liabilities for subsidiaries with functional currencies other than the U.S. dollar are recorded in foreign currencies and translated at the exchange rate on the Balance Sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments resulting from this process are charged or credited to “Other comprehensive income (loss)”, as a separate component of stockholder’s equity. The Company recognized net foreign currency translation adjustment gains of $68.1 million during the six months ended June 30, 2025 and net foreign currency translation adjustment losses of $18.4 million during the six months ended June 30, 2024.
Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in “Foreign exchange (loss) gain – net” in the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2025, the Company recognized net foreign currency transaction losses of $79.8 million. For the six months ended June 30, 2024, the Company recognized net foreign currency transaction gains of $18.9 million.

Results of Operations
The following table sets forth our operating results for the periods indicated.

	Three Months Ended June 30,		increase (decrease)		Six Months Ended June 30,		increase (decrease)
(In thousands, except percentages)	2025	2024	$ change	% change	2025	2024	$ change	% change
Revenue	$234,882	$229,140	$5,742	2.5%	$458,959	$451,418	$7,541	1.7%
Cost of revenue (exclusive of depreciation and amortization)	65,629	63,097	2,532	4.0%	125,838	123,353	2,485	2.0%
Selling, general and administrative expenses	105,066	101,232	3,834	3.8%	203,334	202,176	1,158	0.6%
Depreciation	15,535	14,689	846	5.8%	30,482	29,049	1,433	4.9%
Amortization	573	592	(19)	(3.2)%	1,139	1,126	13	1.2%
Loss on litigation	2,007	2,792	(785)	(28.1)%	6,350	4,814	1,536	31.9%
Other operating expenses – net	10,512	280	10,232	3654.3%	28,914	3,408	25,506	748.4%
Total operating expenses	199,322	182,682	16,640	9.1%	396,057	363,926	32,131	8.8%
Income from operations	35,560	46,458	(10,898)	(23.5)%	62,902	87,492	(24,590)	(28.1)%
Interest expense	(36,556)	(33,890)	(2,666)	7.9%	(69,231)	(66,614)	(2,617)	3.9%
(Loss) on fair value adjustment for swaps – net	—	—	—	NM	—	(1,459)	1,459	(100.0)%
Foreign exchange (loss) gain – net	(54,771)	2,439	(57,210)	(2345.6)%	(79,849)	18,861	(98,710)	(523.4)%
Loss on extinguishment of debt	—	—	—	NM	(5,474)	—	(5,474)	NM
Other non-operating (expense) income – net	(1,935)	1,180	(3,115)	(264.0)%	(4,029)	2,695	(6,724)	(249.5)%
Total other expense – net	(93,262)	(30,271)	(62,991)	208.1%	(158,583)	(46,517)	(112,066)	240.9%
(Loss) income before income taxes	(57,702)	16,187	(73,889)	(456.5)%	(95,681)	40,975	(136,656)	(333.5)%
Income tax (expense) benefit	23,343	(12,498)	35,841	(286.8)%	(41,250)	(23,699)	(17,551)	74.1%
Net (loss) income	$(34,359)	$3,689	$(38,048)	(1031.4)%	$(136,931)	$17,276	$(154,207)	(892.6)%
________________________
NM - Not meaningful
Comparison of the Three Months Ended June 30, 2025 and 2024
Revenue by product

(In thousands, except percentages)	Three Months Ended June 30,				increase / (decrease)
	2025	% of revenue	2024	% of revenue	$ change	% change	CN % change
Creative	130,824	55.7%	137,897	60.2%	(7,073)	(5.1)%	(5.7)%
Editorial	88,342	37.6%	83,619	36.5%	4,723	5.6%	4.6%
Other	15,716	6.7%	7,624	3.3%	8,092	106.1%	105.5%
Total revenue	$234,882	100.0%	$229,140	100.0%	$5,742	2.5%	1.8%

    For the three months ended June 30, 2025, total revenue on a reported basis was $234.9 million as compared to $229.1 million for the three months ended June 30, 2024. On a reported basis, revenue increased by 2.5% (1.8% CN) for the three months ended June 30, 2025.
Creative revenue decreased on a reported basis 5.1% (5.7% CN) to $130.8 million for the three months ended June 30, 2025, compared to $137.9 million for the three months ended June 30, 2024. The decrease of $7.1 million for the three months ended June 30, 2025 was driven by declines in our ALC credit sales and ultra packs, ALC Premium RF stills and video and iStock monthly subscriptions (decreased $6.1 million in the aggregate). The declines were largely driven by reduced revenue from Agency customers, which are accounted for entirely within Creative revenue and purchase mainly on an ALC basis. Declines were also seen from our Unsplash assignments and advertising business largely driven by a one-time project in the prior year period (decreased $2.0 million). Additionally, we saw offsetting increases in Creative subscriptions (increased $1.1 million).

Editorial revenue increased on a reported basis by $4.7 million, or 5.6%, to $88.3 million, and 4.6% on a currency-neutral basis. The increase was driven by Editorial subscriptions (increased $3.5 million) and assignments (increased $2.2 million), offset by

Editorial ALC (decreased $1.0 million). Overall, these product net increases were driven by growth in Sport and News, offset by a slight decrease in Entertainment.
Other revenue increased on a reported basis by $8.1 million, or 106.1%, to $15.7 million for the three months ended June 30, 2025, compared to $7.6 million for the three months ended June 30, 2024. On a currency-neutral basis, other revenue increased 105.5% compared to the same period in 2024. The increase was primarily driven by new data access and licensing agreements.
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
Cost of revenue (exclusive of depreciation and amortization)
Cost of revenue for the three months ended June 30, 2025 was $65.6 million compared to $63.1 million in the same prior year period. As a percentage of total revenue, cost of revenue was 27.9% and 27.5% for the three months ended June 30, 2025 and June 30, 2024, respectively. Any changes in cost of revenue as a percentage of revenue compared to a prior period is due primarily to revenue mix by product. Generally, cost of revenue rates vary modestly period over period based on changes in revenue mix by product, as royalty rates vary depending on the license model and use of content.
Selling, general, and administrative expense
Reported SG&A increased by $3.8 million or 3.8% (increased 3.2% CN) for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. SG&A fluctuations from the prior period include the following:
•increase of $6.5 million related to professional fees for the three months ended June 30, 2025, primarily related to legal fees incurred for our ongoing AI litigation cases and higher audit related fees due to our public company requirements.
•decrease of $2.5 million related to staff costs for the three months ended June 30, 2025. The decrease was driven by lower accrued bonus expense (decreased $1.0 million), lower healthcare costs (decreased $0.9 million), lower severance expense (decreased $0.8 million), and lower commission expense (decreased $0.7 million), which were partially offset by increases in salary and other wage-related expenses (increased $0.9 million).

Depreciation expense

Depreciation expense was $15.5 million for the three months ended June 30, 2025, an increase of $0.8 million or 5.8% compared to $14.7 million for the three months ended June 30, 2024.
Amortization expense
For the three months ended June 30, 2025, amortization expense was $0.6 million, which was flat compared to $0.6 million for the three months ended June 30, 2024.
Loss on litigation
For the three months ended June 30, 2025, the Company recognized loss on litigation of $2.0 million compared to $2.8 million for the three months ended June 30, 2024. The loss on litigation consists of the interest on the summary judgment, legal fees, and amortization of fees related to appeal bond. The Company will continue to see these expenses as we navigate through the appeal of the judgment in the actions captioned by Alta Partners, LLC. V Getty Images Holdings, Inc., Case No. 1:22-cv-08916 and CRCM Institutional Master Fund (BVI) LTD. et al v. Getty Images Holdings, Inc., Case No. 1:23-cv-01074, and incur legal fees related to the additional warrant cases.
Other operating expenses – net

Other operating expenses - net was $10.5 million for the three months ended June 30, 2025, compared to $0.3 million in the three months ended June 30, 2024. This increase is primarily driven by costs incurred related to our proposed merger with

Shutterstock. We expect other operating expenses to fluctuate from period to period as this line item is heavily influenced by non-recurring events such as mergers and acquisitions, claims, settlements, and gains/losses on asset disposals.
Interest expense

    We recognized interest expense of $36.6 million and $33.9 million for the three months period ended June 30, 2025 and June 30, 2024, respectively. Our interest expense primarily consists of interest charges on our New Term Loans, Senior Secured Notes, Senior Unsecured Notes and our revolving credit facility which remains undrawn, as well as the amortization of original issue discount and debt issuance costs. See “Note 7 - Debt” for additional discussions on our debt.
Foreign exchange (loss) gain – net
We recognized foreign exchange loss, net of $54.8 million for the three months ended June 30, 2025, compared to net gains of $2.4 million for the three months ended June 30, 2024. These changes are primarily driven by fluctuations in the EUR related to our New EUR Term Loans.
We expect continued volatility in foreign exchange gains and losses each quarter based on fluctuations in exchange rates impacting our foreign currency exposures.
Other non-operating (expense) income – net

We recognized $1.9 million of other non-operating expense, net for the three months ended June 30, 2025 compared to $1.2 million of other non-operating income for the three months June 30, 2024. The change of $3.1 million was primarily due to costs related to the Permitted Debt Exchange of $2.8 million and lower interest income, driven by a decrease in U.S. interest rates.
Income taxes
The Company’s income tax provision is computed using an estimated annual effective tax rate, adjusted for discrete items. The estimated annual effective tax rate is subject to significant volatility due to several factors, including changes in the forecasted pre-tax income (loss) and income tax (expense) benefit, realizability of deferred tax assets, intercompany transactions, foreign currency gain (loss), mergers and acquisitions, jurisdictional footprints, and changes in the Company’s business operations. In addition, the effective tax rate’s volatility depends on the amount of pre-tax income (loss). For example, the impact of non-taxable, non-deductible, and discrete items on the effective tax rate is greater when the pre-tax income (loss) is smaller.

The Company recorded an income tax benefit of $23.3 million and an income tax expense of $12.5 million for the three months ended June 30, 2025 and June 30, 2024, respectively. For 2025, the Company’s effective tax rate is expected to be a large negative percentage due to the Company’s pre-tax loss and income tax expense items that are not analogous to pre-tax loss, such as foreign withholding taxes, non-deductible interest expense, and change in valuation allowance. The effective tax rate may vary significantly throughout the year depending on the changes in the pre-tax income (loss).

Comparison of the Six Months Ended June 30, 2025 and 2024
Revenue by product

(In thousands, except percentages)	Six Months Ended June 30,				increase / (decrease)
	2025	% of revenue	2024	% of revenue	$ change	% change	CN % change
Creative	262,998	57.3%	276,739	61.3%	(13,741)	(5.0)%	(4.3)%
Editorial	170,959	37.2%	163,048	36.1%	7,911	4.9%	5.1%
Other	25,002	5.4%	11,631	2.6%	13,371	115.0%	114.6%
Total revenue	$458,959	100.0%	$451,418	100.0%	$7,541	1.7%	2.1%
Certain prior period amounts have been reclassified to conform to the current year presentation.

    For the six months ended June 30, 2025, total revenue on a reported basis was $459.0 million as compared to $451.4 million for the six months ended June 30, 2024. On a reported basis, revenue increased by 1.7% (2.1% CN) for the six months ended June 30, 2025.

Creative revenue decreased on a reported basis 5.0% (4.3% CN) to $263.0 million for the six months ended June 30, 2025, compared to $276.7 million for the six months ended June 30, 2024. The decrease of $13.7 million for the six months ended June 30, 2025 was driven by declines in our ALC credit sales and ultra packs, ALC Premium RF stills and video and iStock monthly subscriptions (decreased $12.8 million in the aggregate). The declines were largely driven by reduced revenue from Agency customers, which are accounted for entirely within Creative revenue and purchase mainly on an ALC basis. Declines were also seen from our Unsplash assignments and advertising business largely driven by a one-time project in the prior year period (decreased $3.8 million). Additionally, we saw offsetting increases in Creative subscriptions (increased $2.8 million).

Editorial revenue increased on a reported basis by $7.9 million , or 4.9%, to $171.0 million, and 5.1% on a currency-neutral basis. The increase was driven by Editorial subscriptions (increased $7.8 million) and assignments (increased $2.1 million), offset by Editorial ALC (decreased $2.0 million). Overall, these product net increases were driven by double-digit growth in Sport and News, offset by a slight decrease in Entertainment.
Other revenue increased on a reported basis by $13.4 million, or 115.0%, to $25.0 million for the six months ended June 30, 2025, compared to $11.6 million for the six months ended June 30, 2024. On a currency-neutral basis, other revenue increased 114.6% compared to the same period in 2024. The increase was primarily driven by new data access and licensing agreements.
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
Cost of revenue (exclusive of depreciation and amortization)
Cost of revenue for the six months ended June 30, 2025 was $125.8 million compared to $123.4 million in the same prior year period. As a percentage of total revenue, cost of revenue was 27.4% and 27.3% for the six months ended June 30, 2025 and June 30, 2024, respectively. Any changes in cost of revenue as a percentage of revenue compared to a prior period is due primarily to revenue mix by product. Generally, cost of revenue rates vary modestly period over period based on changes in revenue mix by product, as royalty rates vary depending on the license model and use of content.
Selling, general, and administrative expense
Reported SG&A expense increased by $1.2 million or 0.6% (increased 1.0% CN) for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. SG&A fluctuations from the prior period include the following:
•increase of $7.9 million related to professional fees for the six months ended June 30, 2025, primarily related to legal fees incurred for our ongoing AI litigation cases and higher audit related fees due to our public company requirements.
•decrease of $7.0 million related to staff costs for the six months ended June 30, 2025. The decrease was driven by lower equity-based compensation (decreased $4.8 million), lower healthcare costs (decreased $1.5 million), lower commission expense (decreased $0.9 million), lower payroll taxes (decreased $0.9 million), and lower severance expense (decreased $0.7 million), which were partially offset by increases in salary and bonus expense (increased $1.0 million).

Depreciation expense

Depreciation expense was $30.5 million for the six months ended June 30, 2025, an increase of $1.4 million or 4.9% compared to $29.0 million for the six months ended June 30, 2024.
Amortization expense
For the six months ended June 30, 2025, amortization expense was $1.1 million, which was flat compared to $1.1 million for the six months ended June 30, 2024.

Loss on litigation
For the six months ended June 30, 2025, the Company recognized loss on litigation of $6.4 million compared to $4.8 million for the six months ended June 30, 2024. The loss on litigation consists of the interest on the summary judgment, legal fees, and amortization of fees related to appeal bond. The Company will continue to see these expenses as we navigate through the appeal of the judgment in the actions captioned by Alta Partners, LLC. V Getty Images Holdings, Inc., Case No. 1:22-cv-08916 and CRCM Institutional Master Fund (BVI) LTD. et al v. Getty Images Holdings, Inc., Case No. 1:23-cv-01074, and incur legal fees related to the additional warrant cases.
Other operating expenses – net

Other operating expenses - net was $28.9 million for the six months ended June 30, 2025, compared to $3.4 million for the six months ended June 30, 2024. This increase is primarily driven by costs incurred related to our proposed merger with Shutterstock. We expect other operating expenses to fluctuate from period to period as this line item is heavily influenced by non-recurring events such as mergers and acquisitions, claims, settlements, and gains/losses on asset disposals.
Interest expense

    We recognized interest expense of $69.2 million and $66.6 million for the six months period ended June 30, 2025 and June 30, 2024, respectively. Our interest expense primarily consists of interest charges on our on our Old Term Loans, New Term Loans, Senior Secured Notes, Senior Unsecured Notes and our revolving credit facility which remains undrawn, as well as the amortization of original issue discount and debt issuance costs on our Old Term Loans and New Term Loans and amortization of deferred debt financing fees. See “Note 7 - Debt” for additional discussions on our debt.
(Loss) on fair value adjustment for swaps – net
We previously held positions in interest rate swaps, which expired in February 2024, and recognized net losses of $1.5 million during the six months ended June 30, 2024. These losses were driven by changes in interest rates relative to the rates in our derivatives. There was no such loss for the six months ended June 30, 2025.
While we have experienced volatility in the fair value adjustments on our expired derivative instruments, we believe hedging allowed us to reduce our exposure to interest rate and foreign currency risks. We will continue to evaluate opportunities to utilize swaps, forwards, and other instruments to mitigate financial risks associated with our business.
Foreign exchange (loss) gain – net
We recognized foreign exchange losses, net of $79.8 million for the six months ended June 30, 2025, compared to net gains of $18.9 million for the six months ended June 30, 2024. These changes are primarily driven by fluctuations in the EUR related to our Old EUR Term Loans and New EUR Term Loans.
We expect continued volatility in foreign exchange gains and losses each quarter based on fluctuations in exchange rates impacting our foreign currency exposures.
Loss on extinguishment of debt
We recognized loss on extinguishment of debt of $5.5 million for the six months ended June 30, 2025 from the extinguishment of our Old Term Loans. See “Note 7 - Debt” for additional discussion on the refinancing of our Old Term Loans.
Other non-operating (expense) income – net
We recognized $4.0 million of other non-operating expense, net for the six months ended June 30, 2025 compared to $2.7 million of other non-operating income, net for the six months June 30, 2024. The change of $6.7 million was primarily due to costs related to the recent debt refinance, debt exchange and lower interest income, driven by a decrease in U.S. interest rates.

Income taxes
The Company’s income tax provision is computed using an estimated annual effective tax rate, adjusted for discrete items. The estimated annual effective tax rate is subject to significant volatility due to several factors, including changes in the forecasted pre-tax income (loss) and income tax (expense) benefit, realizability of deferred tax assets, intercompany transactions, foreign currency gain (loss), mergers and acquisitions, jurisdictional footprints, and changes in the Company’s business operations. In addition, the effective tax rate’s volatility depends on the amount of pre-tax income (loss). For example, the impact of non-taxable, non-deductible, and discrete items on the effective tax rate is greater when the pre-tax income (loss) is smaller.
The Company recorded an income tax expense of $41.3 million and $23.7 million for the six months ended June 30, 2025 and June 30, 2024, respectively. For 2025, the Company’s effective tax rate is expected to be a large negative percentage due to the Company’s pre-tax loss and income tax expense items that are not analogous to pre-tax loss, such as foreign withholding taxes, non-deductible interest expense, and change in valuation allowance. The effective tax rate may vary significantly throughout the year depending on the changes in the pre-tax income (loss).

Liquidity and Capital Resources

Our sources of liquidity are our existing cash and cash equivalents, cash provided by operations and amounts available under our revolving credit facility. As of June 30, 2025 and December 31, 2024, we had cash and cash equivalents of $110.3 million and $121.2 million, respectively, and availability under our unused revolving credit facility, which expires May 4, 2028.

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

In May 2025, the Company exercised its option to exchange its New USD Term Loans, on a dollar-for-dollar basis, up to an aggregate principal amount of $580 million, pursuant to the Refinance Agreement, for newly issued 11.25% Senior Secured Notes due 2030 (the “Senior Secured Notes”). The Company issued Senior Secured Notes in an aggregate principal amount of $539.9 million, pursuant to an Indenture, dated as of May 5, 2025 (the “Indenture”).
We may also be subject to losses as a result of legal proceedings that may be in excess of amounts of insurance coverage available. In particular, we have insurance coverage of $60.0 million for losses in respect of the Initial Warrant Litigation, the Follow-on Warrant Litigation (each as defined in “Note 12 - Legal Proceedings and Contingencies”) and any additional litigation that is filed based on related facts or circumstances, including legal fees and expenses. As of June 30, 2025, we had a remaining insurance recovery receivable related thereto of approximately $37.6 million, with related litigation reserves of $114.0 million. The Company has posted an appeal bond in respect of the Initial Warrant Litigation and, to date, no portion of the judgments entered in the Initial Warrant Litigation, which are subject to appeal, has been paid. To the extent not reimbursed by insurance, we expect to fund any payments required for the resolution of pending legal proceedings with our sources of liquidity. See “Note 12 - Legal Proceedings and Contingencies” herein for additional discussions of the Initial Warrant Litigation and the Follow-On Warrant Litigation.
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
As part of the appeal process in Canada, the Company may be required to pay a portion of the assessment amount, which the Company estimates could be up to $19.1 million. Such required payment is not an admission that the Company believes it is subject to such taxes. The Company believes it is more likely than not it will prevail on appeal, however, if the

CRA were to be successful in the appeal process, the Company estimates the maximum potential outcome could be up to $27.7 million.
Our cash flows are as follows:

	Six Months Ended June 30,		increase (decrease)
(In thousands)	2025	2024	$ change	% change
Net cash provided by operating activities	$21,930	$67,971	$(46,041)	(67.7)%
Net cash used in investing activities	$(31,817)	$(44,739)	$12,922	28.9%
Net cash used in financing activities	$(21,299)	$(34,774)	$13,475	38.8%
Effects of exchange rate fluctuations	$20,262	$(3,076)	$23,338	NM

________________________
NM - Not meaningful

Operating Activities

    Cash provided by operating activities is primarily comprised of net income, as adjusted for non-cash items, and changes in operating assets and liabilities. Non-cash adjustments consist primarily of depreciation and amortization, unrealized gains and losses on our foreign denominated debt, equity-based compensation and deferred income taxes.

    For the six months ended June 30, 2025 cash provided by operating activities was $21.9 million, as compared to cash provided by operating activities of $68.0 million for the six months ended June 30, 2024. The decrease in cash provided by operating activities was primarily driven by merger related costs.

Investing Activities
The changes in cash flows from investing activities relate to purchases of property and equipment and internal software development as part of our ongoing efforts to innovate in the design, user experience, and performance of our websites.
For the six months ended June 30, 2025 and 2024, cash used in investing activities was $31.8 million and $44.7 million, respectively. The decrease in cash used for investing activities was related to the acquisition of Motorsport Images LLC and Motorsport.com, Inc. in the prior year period.
Financing Activities
For the six months ended June 30, 2025, cash used in financing was $21.3 million, compared to $34.8 million for six months ended June 30, 2024. Financing activities for the six months ended June 30, 2025 included principal payments on our Old Term Loans, offset by proceeds from debt resulting from issuance of the New Term Loans, debt issuance costs, and proceeds from common stock issuance.

Key Performance Indicators and Non-GAAP Financial Measures

    In addition to evaluating the Company’s performance on a GAAP basis, we use the below key performance indicators (“KPIs”) and financial measures that are not calculated according to generally accepted accounting principles (“GAAP”). We believe the non-GAAP measures of Currency Neutral (“CN”) revenue growth (expressed as a percentage) and Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”), Adjusted EBITDA less capex, Adjusted EBITDA margin, Adjusted Net Income and Adjusted Earnings Per Share are useful in evaluating our operating performance. These KPIs and non-GAAP financial measures help us monitor and evaluate the effectiveness of our operations and evaluate period-to-period comparisons. Management believes that these KPIs and non-GAAP financial measures help illustrate underlying trends in our business. We use KPIs and non-GAAP financial measures to establish budgets and operational goals (communicated internally and externally), manage our business and evaluate our performance. We also believe that management and investors benefit from referring to our KPIs and non-GAAP financial measures as supplemental information in assessing our performance and when planning, forecasting, and analyzing future periods. We believe our KPIs and non-GAAP financial measures are useful to investors both because they allow for greater transparency with respect to financial measures used by management in their financial and operational decision-making and also because investors and the analyst community use them to help evaluate the health of our business. The non-GAAP financial information is presented for supplemental informational purposes only, and should not be considered a substitute for financial information presented. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most comparable GAAP financial measures.
Key Performance Indicators
Our KPIs outlined below are the metrics that provide management with the most immediate understanding of the drivers of business performance and our ability to deliver shareholder return, track to financial targets and prioritize customer satisfaction. Our KPIs are reported on a trailing, or last, 12-month basis (“LTM”), which we believe provides a more current view of the Company’s operational performance than year-to-date figures.
KPI comparisons for the last twelve months ended June 30, 2024 reflect the impact of the Hollywood strikes.

	Last Twelve Months Ended June 30,
	2025	2024	Increase / (Decrease)
LTM total purchasing customers (thousands)	707	740	(4.4)%
LTM total active annual subscribers (thousands)	321	282	13.8%
LTM paid download volume (millions)[1]	93	95	(1.7)%
LTM annual subscriber revenue retention rate	93.4%	89.4%	400 bps
Image collection (millions)	591	553	7.0%
Video collection (millions)	34	30	14.7%
LTM video attachment rate	16.7%	15.6%	110 bps
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

Total purchasing customers decreased 4.4% to 707,000 for the last twelve months ended June 30, 2025, compared to 740,000 for the LTM ended June 30, 2024. This decrease can be attributed to lower ALC transaction volume primarily due to the ongoing shift of our customers to more committed annual subscription products. Importantly, the shift into more committed solutions continues to have a positive impact on annual revenue per purchasing customer, which grew by 9.2% to $1,338 for the LTM ended June 30, 2025 from $1,226 for the last twelve months ended June 30, 2024.

Total active annual subscribers

Total active annual subscribers is the count of customers who were on an annual subscription product during the LTM reporting period. This metric provides management and investors with visibility into the rate at which we are growing our annual subscriber base and is highly correlated to the percentage of our revenue that comes from annual subscription products.

Total active annual subscribers increased 13.8% to 321,000 for the LTM ended June 30, 2025 compared to 282,000 for the LTM ended June 30, 2024. Expanded e-commerce subscriptions including iStock and Unsplash+ subscriptions primarily drove growth. This reflects our strategic focus on subscription offerings to provide comprehensive content solutions. We have a strong pipeline of new customers as demand for visual content remains strong, while also helping existing customers evolve with their expanding visual narratives.

Paid download volume

Paid download volume is a count of the number of paid downloads by our customers in the reported period. This metric informs both management and investors about the volumes at which customers are engaging with our content over time.

Paid download volume was down 1.7% to 93 million downloads for LTM ended June 30, 2025 compared to 95 million for the LTM ended June 30, 2024. We believe that the reasonably steady demand in paid download volumes during the LTM period that had a myriad of macro-economic challenges, is a strong outcome and signals that our content continues to meet our customers evolving needs.
Annual subscriber revenue retention rate

The annual subscriber revenue retention rate calculates retention of total revenue for customers on annual subscription products, comparing the customer’s total booked revenue (inclusive of spend for annual subscription and non-annual subscription products) in the LTM period to the prior twelve month period. For example, LTM annual subscriber booked revenue (the amount of revenue invoiced to customers) for the period ended June 30, 2025 was 93.4% of revenue from these customers in the period ended June 30, 2024. The revenue retention rate informs management and investors on the degree to which we are maintaining or growing revenue from our annual subscriber base. As we continue to focus on growing subscriptions as a percentage of total revenue, revenue retention for these customers is a key driver of the predictability of our financial model with respect to revenue.

    The annual subscriber revenue retention rate increased to 93.4% for the last twelve months ended June 30, 2025 from 89.4% over the twelve months ended June 30, 2024. The improvement in revenue retention reflects a return to a more stable trend, driven by an expected stabilization in the growth of smaller e-commerce subscribers, who typically have lower retention rates, as well as the fading impact of last year’s Hollywood strikes. The company expects revenue retention to continue stabilizing in 2025 compared to 2024.

Image and Video collection

Image and Video collection is a count of the total images and videos in our content library as of the reporting date. Management and investors can view growth in the size, both depth and breadth, of the content library as an indication of our ability to continue to expand our content offering with premium, high quality, contemporary content to meet the evolving needs of our customers. Image and video collections increased as of June 30, 2025 compared to June 30, 2024. Our image collection grew 7.0% to 591 million images as of June 30, 2025 compared to 553 million as of June 30, 2024. Our video collection grew 14.7% to 34 million videos over the same period.

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

The video attachment rate increased to 16.7% for the last twelve months ended June 30, 2025 from 15.6% for the last twelve months ended June 30, 2024. The video attachment rate provides management and investors with an indication of our customers’ level of engagement with our video content offering. Our expansion of video across our subscription products is focused on further increasing the attachment rate over time. The increase in video attachment rates reflects increased customer awareness of our video offering, improved search and site prominence for video content, and upselling of video into subscriptions.
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

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(34,359)	$3,689	$(136,931)	$17,276
Add/(less) non-GAAP adjustments:
Depreciation and amortization	16,108	15,281	31,621	30,175
Other operating expense – net	10,512	280	28,914	3,408
Loss on litigation	2,007	2,792	6,350	4,814
Interest expense	36,556	33,890	69,231	66,614
Fair value adjustments, foreign exchange and other non-operating (income) expense [1]	56,706	(3,619)	83,878	(20,097)
Loss on extinguishment of debt	—	—	5,474	—
Income tax (benefit) expense	(23,343)	12,498	41,250	23,699
Equity-based compensation expense, net of capitalization	3,787	4,013	8,311	13,148
Adjusted EBITDA	67,974	68,824	138,098	139,037
Capex	16,114	15,380	31,817	29,833
Adjusted EBITDA less capex	51,860	53,444	106,281	109,204
Net (loss) income margin	(14.6)%	1.6%	(29.8)%	3.8%
Adjusted EBITDA margin	28.9%	30.0%	30.1%	30.8%
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

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(34,359)	$3,689	$(136,931)	$17,276
Add/(less) non-GAAP adjustments:
Equity-based compensation expense	3,787	4,013	8,311	13,148
Tax effect of equity-based compensation expense[1]	(964)	(1,020)	(2,117)	(3,355)
Loss on litigation	2,007	2,792	6,350	4,814
Tax effect of loss on litigation, net of recovery[1]	(522)	(726)	(1,652)	(1,253)
Foreign exchange	54,771	(2,439)	79,849	(18,861)
Tax effect on foreign exchange (loss) gain – net[1]	(15,329)	753	(22,449)	5,135
Acquisition related costs	14,376	—	32,419	1,100
Tax effect of acquisition related costs[1]	(3,688)	—	(8,382)	(286)
Loss on debt extinguishment and expensed financing costs	2,857	—	11,508	—
Tax effect of loss on debt extinguishment and expensed financing costs[1]	(743)	—	(2,993)	—
Adjusted net income (loss)	$22,193	$7,062	$(36,087)	$17,718

Earnings per share:
Diluted earnings per share	$(0.08)	$0.01	$(0.33)	$0.04
Adjusted diluted earnings per share	$0.05	$0.02	$(0.09)	$0.04

Weighted average diluted shares	413,741,878	414,439,239	413,110,883	414,666,363
1 Statutory tax rates used to calculate the tax effect of the adjustments.

Critical Accounting Policies

A description of our critical accounting policies that involve significant management judgment appears in our 2024 Form 10-K, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and estimates.” Our accounting policies are also described in Note 2 - Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our 2024 Form 10-K and in Note 2 - Summary of Significant Accounting Policies, to our interim condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the period ended June 30, 2025. We believe our most critical accounting policies include revenue recognition, accrued litigation reserves, and accounting for income taxes.

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

Other than the maturity of the interest rate swap mentioned above, there have been no material changes in our market risk exposures for the quarters ended June 30, 2025 and June 30, 2024, as compared to those discussed in our 2024 Form 10-K.

Item 4.    Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2025.
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

Item 5. Other Information

Insider Trading Arrangements and Policies

Other than as described in the table below, during the three months ended June 30, 2025, none of the Company’s directors or officers (as defined in Section 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K. The trading arrangements described below were entered into during an open insider trading window and were in compliance with our insider trading policies and procedures. Actual sale transactions will be disclosed publicly in filings with the SEC in accordance with applicable securities laws, rules, and regulations.

Trading Arrangements
Name and Title	Action	Date Adopted/Terminated	Rule 10b5-1	Total Shares to be Sold	Expiration Date[1]
Mikael Cho, Senior Vice President, CEO-Unsplash	Adopted	6/13/2025	X	[2]	03/26/2026
Mikael Cho, Senior Vice President, CEO-Unsplash	Adopted	5/29/2025[3]	X3	[3]	[3]
Grant Farhall, Senior Vice President, Chief Product Officer	Adopted	5/29/2025[3]	X3	[3]	[3]
Grant Foca, Senior Vice President, Chief Marketing and Revenue Officer	Adopted	5/29/2025[3]	X3	[3]	[3]
Nate Gandert, Senior Vice President, Chief Technology Officer	Adopted	5/29/2025[3]	X3	[3]	[3]
Jerry Jenkins, Senior Vice President, Chief Human Resources Officer	Adopted	5/29/2025[3]	X3	[3]	[3]
Kjelti Kellough, Senior Vice President, General Counsel and Corporate Secretary	Adopted	5/29/2025[3]	X3	[3]	[3]
Jennifer Leyden, Senior Vice President, Chief Financial Officer	Adopted	5/29/2025[3]	X3	[3]	[3]
Jennifer Leyden, Senior Vice President, Chief Financial Officer	Adopted	5/20/2025[4]	X	20,000	12/31/2025
Ken Mainardis, Senior Vice President, Editorial	Adopted	5/29/2025[3]	X3	[3]	[3]
Peter Orlowsky, Senior Vice President, Strategic Development	Adopted	5/29/2025[3]	X3	[3]	[3]
Craig Peters, Chief Executive Officer	Adopted	5/29/2025[3]	X3	[3]	[3]
Michael Teaster, Senior Vice President, Chief of Staff	Adopted	5/29/2025[3]	X3	[3]	[3]
Michael Teaster, Senior Vice President, Chief of Staff	Adopted	5/20/2025[5]	X	971,000 [5]	2/20/2026
Daine Weston, Senior Vice President, Ecommerce	Adopted	5/29/2025[3]	X3	[3]	[3]

1 Each plan terminates on the earlier of: (i) the expiration date listed in the table above, (ii) the first date on which all trades set forth in the plan have been executed, or (iii) such date the plan is otherwise terminated according to its terms.
2 Mr. Cho’s and his spouse's joint 10b5-1 plan provides for the sale of up to 53,893 shares of Class A common stock and 67,898 shares of Class A common stock, respectively, plus the sale of net shares of Class A common stock that Mr. Cho and his wife will receive from the vesting and settlement of up to 41,667 performance restricted stock units (“PSUs”) and 20,834 PSUs, respectively, granted prior to the adoption of their current Rule 10b5-1 plan, plus the sale of net shares of Class A common stock that Mr. Cho and his spouse will receive from the vesting and settlement of 41,248 restricted stock units (“RSUs”) and 20,624 RSUs, respectively, granted prior to the adoption of their current Rule 10b5-1 plan, until the plan’s end date on March 26, 2026. Mr. Cho’s and his spouse's 10b5-1 plan was adopted on the date set forth in the table and has an effective date of September 12, 2025.
3 Each officer received an award of PSUs and RSUs subject to mandatory Rule 10b5-1 trading arrangement for “sell-to-cover” transactions (the “sell-to-cover 10b5-1 arrangement”). Each PSU and RSU provides for the non-discretionary, automatic sale of shares of Class A Common stock that would otherwise be issuable on each settlement date of a covered PSU and RSU in an amount sufficient to satisfy the applicable tax withholding obligation. The number of shares of Class A common stock that will be sold to satisfy applicable tax withholding obligations upon vesting will vary depending on whether vesting conditions are satisfied and the market price of our Class A common stock at the time of settlement. The expiration date of each sell-to-cover 10b5-1 arrangement is the final settlement of any covered PSUs and RSUs.
4 Ms. Leyden’s 10b5-1 plan was adopted on the date set forth in the table and has an effective date of August 19, 2025.
5 Mr. Teaster’s 10b5-1 plan provides for the sale of up to 169,000 shares of Class A common stock, plus the sale of net shares of Class A common upon exercise of up to 802,000 outstanding options. The plan was adopted on the date set forth in the table and has an effective date of August 19, 2025.

5

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
_________________________________
* Filed herewith.
** Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on August 11, 2025.

GETTY IMAGES HOLDINGS, INC.

By:	/s/ Craig Peters
Name:	Craig Peters
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jennifer Leyden
Name:	Jennifer Leyden
Title:	Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Chris Hoel
Name:	Chris Hoel
Title:	Chief Accounting Officer
(Principal Accounting Officer)