Form 10-Q
period 2025-09-30
Getty Images Holdings, Inc.
filed 2025-11-10
CIK 1898496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2025, 415,860,181 shares of Class A common stock, par value $0.0001 per share, of Getty Images Holdings, Inc. were issued and outstanding.

GETTY IMAGES HOLDINGS, INC.
Form 10-Q
For the Quarter Ended September 30, 2025

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$109,533	$121,173
Restricted cash	4,106	4,131
Accounts receivable – net of allowance of $5,353 and $6,164, respectively	165,981	151,130
Prepaid expenses	17,065	16,327
Insurance recovery receivable	37,196	45,000
Taxes receivable	10,671	9,577
Other current assets	10,669	11,477
Total current assets	355,221	358,815
Property and equipment, net	185,279	177,292
Operating lease right-of-use assets	26,641	32,453
Goodwill	1,515,470	1,510,477
Intangible assets, net of accumulated amortization	415,027	389,906
Deferred income taxes, net	65,699	63,965
Other assets	31,482	30,800
Total assets	$2,594,819	$2,563,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$105,054	$99,320
Accrued expenses	74,595	59,938
Short-term debt, net	21,060	—
Income taxes payable	9,701	10,913
Litigation reserves	115,506	110,994
Deferred revenue	176,795	172,090
Total current liabilities	502,711	453,255
Long-term debt, net	1,336,030	1,314,424
Lease liabilities	24,405	29,034
Deferred income taxes, net	25,172	24,357
Uncertain tax positions	21,581	22,329
Other long-term liabilities	2,233	1,969
Total liabilities	1,912,132	1,845,368
Commitments & contingencies (Note 12)

Stockholders’ equity:
Class A common stock, $0.0001 par value: 2.0 billion shares authorized; 415.4 million shares issued and outstanding as of September 30, 2025 and 412.3 million shares issued and outstanding as of December 31, 2024	41	41
Additional paid-in capital	2,032,426	2,017,407
Accumulated deficit	(1,338,757)	(1,223,482)
Accumulated other comprehensive loss	(59,129)	(123,770)
Total Getty Images Holdings, Inc. stockholders’ equity	634,581	670,196
Non-controlling interest	48,106	48,144
Total stockholders’ equity	682,687	718,340
Total liabilities and stockholders’ equity	$2,594,819	$2,563,708
See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$240,044	$240,545	$699,003	$691,963

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$64,294	$64,092	$190,132	$187,445
Selling, general and administrative expenses	101,044	100,130	304,378	302,306
Depreciation	15,970	14,879	46,452	43,928
Amortization	588	590	1,727	1,716
Loss on litigation	2,614	3,199	8,964	8,013
Other operating expenses – net	10,420	219	39,334	3,627
Total operating expenses	194,930	183,109	590,987	547,035
Income from operations	45,114	57,436	108,016	144,928

Other (expense) income, net:
Interest expense	(35,746)	(34,004)	(104,977)	(100,618)
(Loss) on fair value adjustment for swaps – net	—	—	—	(1,459)
Foreign exchange gain (loss) – net	1,492	(28,657)	(78,357)	(9,796)
Loss on extinguishment of debt	—	—	(5,474)	—
Other non-operating income (expense) – net	701	1,452	(3,328)	4,147
Total other expense – net	(33,553)	(61,209)	(192,136)	(107,726)
Income (loss) before income taxes	11,561	(3,773)	(84,120)	37,202
Income tax (expense) benefit	10,057	1,246	(31,193)	(22,453)

Net income (loss)	21,618	(2,527)	(115,313)	14,749
Less:
Net loss attributable to non-controlling interest	(748)	(332)	(38)	(358)
Net income (loss) attributable to Getty Images Holdings, Inc.	$22,366	$(2,195)	$(115,275)	$15,107

Net (loss) income per share attributable to Class A Getty Images Holdings, Inc. common stockholders:
Basic	$0.05	$(0.01)	$(0.28)	$0.04
Diluted	$0.05	$(0.01)	$(0.28)	$0.04

Weighted-average Class A common shares outstanding:
Basic	414,932,808	410,473,104	413,751,518	408,373,567
Diluted	415,204,506	410,473,104	413,751,518	413,276,301
See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$21,618	$(2,527)	$(115,313)	$14,749
Other comprehensive income (loss):
Net foreign currency translation adjustment (losses) gains	(3,428)	25,893	64,641	7,491
Comprehensive income (loss)	18,190	23,366	(50,672)	22,240
Less: Comprehensive loss attributable to noncontrolling interest	(748)	(332)	(38)	(358)
Comprehensive income (loss) attributable to Getty Images Holdings, Inc.	$18,938	$23,698	$(50,634)	$22,598
See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Getty Images Holdings, Inc. Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	412,270,402	$41	$2,017,407	$(1,223,482)	$(123,770)	$670,196	$48,144	$718,340
Net loss	—	—	—	(102,572)	—	(102,572)	—	(102,572)
Net foreign currency translation adjustment gains in comprehensive income	—	—	—	—	20,350	20,350	—	20,350
Issuance of common stock in connection with equity-based compensation arrangements	1,146,766	—	—	—	—	—	—	—
Equity-based compensation activity	—	—	4,978	—	—	4,978	—	4,978
Balance at March 31, 2025	413,417,168	$41	$2,022,385	$(1,326,054)	$(103,420)	$592,952	$48,144	$641,096
Net (loss) income	—	—	—	(35,069)	—	(35,069)	710	(34,359)
Net foreign currency translation adjustment gains in comprehensive income	—	—	—	—	47,719	47,719	—	47,719
Issuance of common stock in connection with equity-based compensation arrangements	1,394,138	—	1,303	—	—	1,303	—	1,303
Equity-based compensation activity	—	—	4,253	—	—	4,253	—	4,253
Balance at June 30, 2025	414,811,306	$41	$2,027,941	$(1,361,123)	$(55,701)	$611,158	$48,854	$660,012
Net (loss) income	—	—	—	22,366	—	22,366	(748)	21,618
Net foreign currency translation adjustment losses in comprehensive income	—	—	—	—	(3,428)	(3,428)	—	(3,428)
Issuance of common stock in connection with equity-based compensation arrangements	559,352	—		—	—	—	—	—
Equity-based compensation activity	—	—	4,485	—	—	4,485	—	4,485
Balance at September 30, 2025	415,370,658	$41	$2,032,426	$(1,338,757)	$(59,129)	$634,581	$48,106	$682,687

See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Getty Images Holdings, Inc. Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	404,970,787	$40	$1,983,276	$(1,263,015)	$(87,076)	$633,225	$48,205	$681,430
Net income	—	—	—	13,455	—	13,455	132	13,587
Net foreign currency translation adjustment losses in comprehensive income	—	—	—	—	(15,606)	(15,606)	—	(15,606)
Issuance of common stock in connection with equity-based compensation arrangements	2,904,154	1	2,195	—	—	2,196	—	2,196
Common shares withheld for settlement of taxes in connection with equity-based compensation	(570,708)	—	(2,492)	—	—	(2,492)	—	(2,492)
Equity-based compensation activity	—	—	10,030	—	—	10,030	—	10,030
Balance at March 31, 2024	407,304,233	$41	$1,993,009	$(1,249,560)	$(102,682)	$640,808	$48,337	$689,145
Net income (loss)	—	—	—	3,847	—	3,847	(158)	3,689
Net foreign currency translation adjustment losses in comprehensive income	—	—	—	—	(2,796)	(2,796)	—	(2,796)
Issuance of common stock in connection with equity-based compensation arrangements	1,692,292	—	3,061	—	—	3,061	—	3,061
Common shares withheld for settlement of taxes in connection with equity-based compensation	(37,290)	—	(133)	—	—	(133)	—	(133)
Issuance of shares in connection with acquisition	1,189,061	—	4,875	—	—	4,875	—	4,875
Equity-based compensation activity	—	—	4,368	—	—	4,368	—	4,368
Balance at June 30, 2024	410,148,296	$41	$2,005,180	$(1,245,713)	$(105,478)	$654,030	$48,179	$702,209
Net loss	—	—	—	(2,195)	—	(2,195)	(332)	(2,527)
Net foreign currency translation adjustment gains in comprehensive income	—	—	—	—	25,893	25,893	—	25,893
Issuance of common stock in connection with equity-based compensation arrangements	924,657	—	938	—	—	938	—	938
Common shares withheld for settlement of taxes in connection with equity-based compensation	(8,115)	—	(30)	—	—	(30)	—	(30)
Equity-based compensation activity	—	—	4,768	—	—	4,768	—	4,768
Balance at September 30, 2024	411,064,838	$41	$2,010,856	$(1,247,908)	$(79,585)	$683,404	$47,847	$731,251
See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(115,313)	$14,749
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	48,179	45,644
Foreign currency loss on foreign denominated debt	56,861	4,031
Equity-based compensation	12,315	17,454
Debt extinguishment	5,474	—
Deferred income taxes – net	7,164	481
Uncertain tax positions	(748)	(2,566)
Non-cash fair value adjustment for swaps	—	1,459
Amortization of debt issuance costs	5,821	1,904
Non-cash operating lease costs	8,573	8,987
Other	6,337	2,342
Changes in assets and liabilities:
Accounts receivable	(10,298)	760
Accounts payable	6,692	(6,136)
Accrued expenses	(3,179)	6,734
Insurance recovery receivable	7,804	2,646
Litigation reserves	4,512	4,022
Lease liabilities, non-current	(10,053)	(8,972)
Income taxes receivable/payable	(1,017)	(3,860)
Interest payable	17,765	(7,330)
Deferred revenue	130	(5,157)
Other	(2,469)	1,432
Net cash provided by operating activities	44,550	78,624

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(46,552)	(42,323)
Acquisition of a business, net of cash acquired	—	(15,038)
Net cash used in investing activities	(46,552)	(57,361)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	1,040,872	—
Debt refinancing costs	(39,560)	(2,205)
Prepayment and repayments of debt	(1,030,683)	(55,200)
Proceeds from common stock issuance	1,303	6,194
Cash paid for settlement of employee taxes related to equity-based awards	—	(2,655)
Net cash used in financing activities	(28,068)	(53,866)

Effects of exchange rates fluctuations	18,405	6,141
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(11,665)	(26,462)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – Beginning of period	125,304	140,850
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – End of period	$113,639	$114,388

SUPPLEMENTAL DISCLOSURES:
Interest paid	$81,832	$106,104
Income taxes paid, including foreign taxes withheld	$32,400	$28,100
See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Description of the Company and Basis of Presentation

Description of the Company

Getty Images Holdings, Inc. (the “Company” or “Getty Images”) is a preeminent global visual content creator and marketplace that offers a full range of content solutions to meet the needs of customers around the globe, no matter their size. Through Getty Images, iStock, and Unsplash brands, websites, and APIs, the Company serves customers in almost every country in the world and is one of the first places people turn to discover, purchase, and share powerful visual content from the world’s best photographers and videographers. The Company brings content to media outlets, advertising agencies, and corporations and also serves individual creators and prosumers.

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

Following the close of the transaction, based on the common shares outstanding as of September 9, 2025, Getty Images stockholders will own approximately 53.5% and Shutterstock stockholders will own approximately 46.5% of the combined company on a fully diluted basis. The transaction is subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals, and other customary closing conditions.

During the three and nine months ended September 30, 2025, Getty Images has expensed $9.9 million and $38.3 million of legal, accounting, and other direct costs related to this proposed Merger in “Other operating expenses (income) – net” in the Condensed Consolidated Statements of Operations, respectively.

On January 28, 2025, Getty Images filed its Premerger Notification and Report Form under the HSR Act (“HSR Filing”). On February 27, 2025 Getty Images withdrew its HSR Filing and refiled it on March 3, 2025.

On April 2, 2025, Getty Images and Shutterstock announced that they had each received a Request for Additional Information and Documentary Material (the “Second Request”) from the U.S. Department of Justice (“DOJ”) in connection with the transaction. The Second Request was issued under notification requirements of the HSR Act. The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 30 days after Getty Images and Shutterstock have substantially complied with the request, unless that period is extended voluntarily by the parties or terminated sooner by the DOJ.

On June 10, 2025, Shutterstock held a Special Meeting of Stockholders (the “Special Meeting”) in connection with the proposed merger with Getty Images. At the Special Meeting, Shutterstock’s stockholders approved the proposal to adopt the Merger Agreement.

On September 18, 2025, Shutterstock irrevocably waived the condition set forth in the Merger Agreement with respect to the Company having amended or otherwise refinanced its 2019 Term Loans and 2019 Senior Unsecured Notes to extend the maturity of each to no earlier than February 19, 2028.

On October 20, 2025, the Company received notice that the CMA intends to refer the proposed Merger to a Phase 2 review process unless acceptable undertakings to address their competition concerns are offered.On November 3, 2025, the Company received notice that the CMA has referred the Merger to a Phase 2 review process.The Company remains committed to the proposed merger and will continue to engage with CMA and work with Shutterstock to expeditiously secure the necessary clearances.

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for any future period or the entire year.
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
Allowance for Doubtful Accounts
Accounts receivable – net, are trade receivables net of reserves for allowances for doubtful accounts totaling $5.4 million and $6.2 million as of September 30, 2025 and December 31, 2024, respectively. The Company recorded immaterial bad debt expense for the three months ended September 30, 2025 and $0.4 million for the nine months ended September 30, 2025, and $0.5 million and $1.2 million of bad debt expense for the three and nine months ended September 30, 2024, respectively.
Allowance for doubtful accounts is calculated based on the current estimate of expected lifetime credit losses, which includes assumptions such as historical losses, existing economic conditions, and analysis of specific older account balances of customer and delegate accounts. Trade receivables are written off when collection efforts have been exhausted.
Foreign exchange gain (loss) – net
The Company recognized foreign exchange gain, net of $1.5 million and loss, net of $78.4 million for the three and nine months ended September 30, 2025, respectively, compared with net losses of $28.7 million and $9.8 million for the three and nine months ended September 30, 2024, respectively. These changes are primarily driven by volatility in foreign exchange rates, including fluctuations in the EUR related to our 2019 EUR Term Loans and 2025 EUR Term Loans in the three and nine months ended September 30, 2025 and 2024. See “Note 7 - Debt” for additional discussion on the Company’s debt.
Minority Investments without Readily Determinable Fair Value
The carrying amount of the minority investments, which is included within “Other assets” in the Condensed Consolidated Balance Sheets was $2.1 million and $1.9 million as of September 30, 2025 and December 31, 2024, respectively. The Company uses the measurement alternative for these equity investments, and their carrying value is reported at cost, adjusted for impairments, or any observable price changes in ordinary transactions with identical or similar investments. Revenue related to content consumed by the minority investees was not material during the three and nine months ended September 30, 2025 and 2024.
On a quarterly basis, the Company evaluates the carrying value of its long-term investments for impairment, which includes an assessment of revenue growth, earnings performance, working capital, and general market conditions. As of September 30, 2025, no adjustments to the carrying values of the Company’s long-term investments were identified as a result of this assessment.
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
Note 3 - Revenue

    Revenue is derived from licensing rights to use images, video footage, music delivered digitally online and data. Digital content licenses are generally purchased on a monthly or annual subscription basis, whereby a customer either pays for a predetermined quantity of content or for access to the Company’s content library that may be downloaded over a specific period of time, or, on a transactional basis, whereby a customer pays for individual content licenses at the time of download. Also, a significant portion of revenue is generated through the sale and subsequent use of credits. Various amounts of credits are required to license digital content. The Company also generates revenue by providing customers with access to its data and content for machine learning and generative artificial intelligence model training uses.

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

    For digital content licenses, the Company recognizes revenue on its capped subscription-based, credit-based sales, single image and data access and/or licenses when content is downloaded, at which time the license is provided. In addition, management estimates expected unused licenses for capped subscription-based and credit-based products and recognizes the revenue associated with the unused licenses throughout the subscription or credit period. The estimate of unused licenses is based on historical download activity and future changes in the estimate could impact the timing of revenue recognition of the Company’s subscription products.

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
Revenue by major product:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Creative	$144,892	$133,713	$407,891	$410,451
Editorial	89,315	92,781	260,274	255,830
Other	5,837	14,051	30,838	25,682
Total Revenue	$240,044	$240,545	$699,003	$691,963
Certain prior period amounts have been reclassified to conform to the current year presentation.
Revenue by region:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Americas	$140,523	$139,491	$408,556	$391,856
Europe, the Middle East, and Africa	76,867	75,867	218,796	224,468
Asia-Pacific	22,654	25,187	71,651	75,639
Total Revenue	$240,044	$240,545	$699,003	$691,963
Certain prior period amounts have been reclassified to conform to the current year presentation.
The September 30, 2025 deferred revenue balance will be earned as content is downloaded, services are provided, or upon the expiration of subscription-based products, and nearly all is expected to be earned within the next twelve months.
During the nine months ended September 30, 2025, the Company recognized revenue of $132.0 million that had been included in deferred revenue as of January 1, 2025.
Note 4 - Derivative Instruments
The Company was party to an interest rate swap agreement entered into to reduce the economic impact of interest rate fluctuations on outstanding debt. The swap matured in February 2024. This derivative financial instrument was not held or issued for trading purposes.
Prior to the swap maturity in February 2024, the Company did not recognize any income or expense during the three months ended September 30, 2024 and incurred a net loss of $1.5 million on the derivative for the nine months ended

September 30, 2024. The amounts are included in “(Loss) on fair value adjustment for swaps – net” on the Condensed Consolidated Statements of Operations. The Company did not recognize any income or expense during the three and nine months ended September 30, 2025.
Note 5 - Fair Value of Financial Instruments
The Company’s financial instruments consist of cash equivalents and debt. Assets and liabilities measured at fair value on a recurring basis (cash equivalents) and a nonrecurring basis (debts) are categorized in the tables below.
The fair value of the Company’s money market funds is based on quoted active market prices and is determined using the market approach. The fair values of the Company’s interest rate swap contracts were based on market quotes provided by the counterparty. Quotes by the counterparty were calculated based on observable current rates and forward interest rate curves. The Company recalculated and validated this fair value using publicly available market inputs using the market approach. The fair value of the Company’s 2019 Term Loans, 2025 Term Loans, 11.250% Senior Secured Notes and 2019 Senior Unsecured Notes are based on market quotes provided by a third-party pricing source.
The following tables summarize the Company’s financial instruments by level in the fair value hierarchy as of September 30, 2025:

	Fair Value Measurements at September 30, 2025
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (cash equivalents)	$52,162	$—	$—	$52,162

Liabilities:
2025 Term Loans	—	526,267	—	526,267
11.250% Senior Secured Notes	—	522,396	—	522,396
2019 Senior Unsecured Notes	—	285,693	—	285,693
The following tables summarize the Company’s financial instruments by level in the fair value hierarchy as of December 31, 2024:

	Fair Value Measurements at December 31, 2024
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (cash equivalents)	$75,431	$—	$—	$75,431

Liabilities:
2019 Term Loans	—	1,013,231	—	1,013,231
2019 Senior Unsecured Notes	—	298,965	—	298,965
The Company’s non-financial assets and liabilities, which include goodwill and long-lived assets held and used, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur or if an annual impairment test is required, the Company would evaluate the non-financial assets and liabilities for impairment. If an impairment was to occur, the asset or liability would be recorded at its estimated fair value. See “Note 7 - Debt” for additional disclosures on the 2019 Term Loans, 2025 Term Loans, 11.250% Senior Secured Notes and 2019 Senior Unsecured Notes.

Note 6 - Other Assets and Liabilities
The following table summarizes the Company’s other long-term assets:

(In thousands)	As of September 30, 2025	As of December 31, 2024
Long term note receivable from a related party	$24,000	$24,000
Minority and other investments	4,630	4,385
Equity method investment	1,638	1,077
Other	1,214	1,338
	$31,482	$30,800

The following table summarizes the Company’s accrued expenses:

(In thousands)	As of September 30, 2025	As of December 31, 2024
Accrued compensation and related costs	$22,457	$26,419
Lease liabilities	8,745	11,252
Interest payable	27,669	9,903
Accrued professional fees	14,726	10,809
Other	998	1,555
	$74,595	$59,938
Note 7 - Debt
Debt included the following:

(In thousands)	As of September 30, 2025	As of December 31, 2024
11.250% Senior Secured Notes	$539,944	$—
2019 Senior Unsecured Notes	300,000	300,000
2019 USD Term Loans	—	579,200
2019 EUR Term Loans[1]	—	435,190
2025 USD Term Loans	40,056	—
2025 EUR Term Loans[1]	503,474	—
Adjusted for: issuance costs, premiums and discounts amortized to interest expense	(26,384)	34
Less short-term debt – net	(21,060)	—
Long-term debt – net	$1,336,030	$1,314,424
    1 The table above converted the 2019 EUR Term Loans and 2025 EUR Term Loans to USD using currency exchange rates as of those dates.

On February 19, 2019, the Company issued $300.0 million of Senior Unsecured Notes due in 2027 (the “2019 Senior Unsecured Notes”) and entered into a senior secured credit facility (the “Existing Credit Agreement”) consisting of (i) a $1,040.0 million term loan facility (the “2019 USD Term Loans”), (ii) a €450.0 million term loan facility (the “2019 EUR Term Loans” and together with the 2019 USD Term Loans the “2019 Term Loans”) and (iii) an $80.0 million revolving credit facility that was amended in 2023 to increase the borrowing capacity to $150.0 million, which remained undrawn at September 30, 2025.

Subsequent to September 30, 2025 the Company exchanged nearly all of its 2019 Senior Unsecured Notes for new notes. See “Note 13 - Subsequent Events” for more information.

Refinancing of 2019 Term Loans

On February 21, 2025 (the “Amendment Effective Date”), the Company entered into the Second Incremental Commitment Amendment and Third Amendment to Credit Agreement (the “Refinancing Amendment”), which amended the Existing Credit Agreement. The Refinancing Amendment provided for a new tranche of senior secured fixed rate incremental term loans denominated in U.S. dollars in an aggregate principal amount of $580.0 million (the “2025 USD Term Loans”) and a new tranche of senior secured term loans denominated in Euros in an aggregate principal amount of €440.0 million (the “2025 EUR Term Loans” and together with the 2025 USD Term Loans, the “2025 Term Loans”).

The proceeds from the 2025 Terms Loans were used to retire and repay the following debts:

•2019 USD Term Loans, with a $579.2 million principal amount as of the Amendment Effective Date, and
•2019 EUR Term Loans, with a €419.0 million principal amount as of the Amendment Effective Date

Maturity

The 2025 Term Loans are scheduled to mature on February 21, 2030. However, if the Company has more than $25.0 million of its 2019 Senior Unsecured Notes (or any refinancing of those notes) that are due before May 23, 2030 (which is 91 days after February 21, 2030), then the 2025 Euro Term Loans will instead be due 91 days before the maturity date of those notes. The 2019 Senior Unsecured Notes were refinanced on October 21, 2025. See “Note 13 - Subsequent Events” for additional information.

Priority

The obligations under the Existing Credit Agreement were and the obligations under the Refinancing Amendment continue to be secured by a first priority lien on substantially all of the loan parties’ assets.

Permitted Debt Exchange Offer

The Company had the option to exchange the 2025 USD Term Loans for notes with similar economics as the 2025 USD Term Loans being exchanged (the “Permitted Debt Exchange Offer”). Lenders were not obligated to participate in the exchange when it was exercised by the Company. On May 5, 2025 (the “Permitted Debt Exchange Date”) the Company completed its option to exchange the 2025 USD Term Loans for 11.250% Senior Secured Notes. After the Permitted Debt Exchange Offer, the Company continued to have $40.1 million in 2025 USD Term Loans outstanding.

Interest Rate

The 2025 USD Term Loans have a fixed interest rate of 11.25% per year. This rate was set to increase to 12.25% on May 14, 2025, and then to 13.25% on August 14, 2025. However, when the Company executed a Permitted Debt Exchange Offer in May 2025, the interest rate was permanently set to 11.25%.

The 2025 EUR Term Loans accrue interest at the Adjusted Eurodollar Rate plus 6.00% per annum. The Adjusted Eurodollar Rate is defined in the Refinancing Amendment and is interest rate per annum, rounded upwards to the nearest 1/16 of 1.0% equal to (a) the Eurodollar Rate for such period (EURIBOR) multiplied by (b) the Statutory Reserve Rate. If this calculated rate is less than zero, it will be considered zero instead for that period.

Repayment

The 2025 USD Term Loans must be fully repaid at maturity. The 2025 EUR Term Loans will amortize at 5.0% per annum, payable in equal quarterly installments beginning on June 30, 2025.

Prepayment Premium

On the 2025 USD Term Loans, prepayment prior to the fourth anniversary of the Amendment Effective Date will be subject to a prepayment premium equal to:

•a make-whole amount if made prior to the second anniversary of the Amendment Effective Date
•5.625% of the principal amount prepaid if made on or after the second anniversary of the Amendment Effective Date but prior to the third anniversary of the Amendment Effective Date
•2.813% of the principal amount prepaid if made on or after the third anniversary of the Amendment Effective Date but prior to the fourth anniversary of the Amendment Effective Date

With respect to the 2025 EUR Term Loans, any prepayment on or prior to the second anniversary of the Amendment Effective Date will be subject to a prepayment premium equal to:

•a make-whole amount if made prior to the first anniversary of the Amendment Effective Date
•1.00% of the principal amount of the 2025 EUR Term Loans prepaid if made on or after the first anniversary of the Amendment Effective Date but prior to the second anniversary of the Amendment Effective Date

The prepayment of 2025 Term Loans in connection with the Permitted Debt Exchange was not subject to prepayment premiums.

In accordance with ASC 470-50-40-2 - Debt - Modifications and Extinguishments (“ASC 470”), the Company recorded a loss on debt extinguishment of $5.5 million within “Loss on extinguishment of debt” in the Condensed Consolidated Statements of Operations relating to the refinance of the 2019 Term Loans. Additionally, $3.2 million related to third-party debt issuance costs and discounts related to the new debt were expensed as “Other non-operating income (expense) – net” in the Condensed Consolidated Statements of Operations.

Debt issuance costs and discounts related to the 2025 Term Loans are reported in the Condensed Consolidated Balance Sheets as a direct deduction from the face amount of the debt. These costs are amortized as a component of Interest expense in the Consolidated Statements of Operations utilizing the effective interest method.

11.25% Senior Secured Notes

The Company exercised its option to exchange its 2025 USD Term Loans, on a dollar-for-dollar basis, up to an aggregate principal amount of $580.0 million, pursuant to the Refinance Agreement, for newly issued 11.250% Senior Secured Notes due 2030 (the “11.250% Senior Secured Notes”). The Company issued 11.250% Senior Secured Notes in an aggregate principal amount of $539.9 million, pursuant to an Indenture, dated as of May 5, 2025 (the “Indenture”).

Interest

The 11.250% Senior Secured Notes mature on February 21, 2030 unless earlier redeemed or repurchased. No sinking fund is provided for the 11.250% Senior Secured Notes. Interest is payable semi-annually in arrears on May 1 and November 1 of each year, at a rate of 11.250% per year.

Ranking, Guarantees and Security

The obligations under the 11.250% Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by certain of the Company’s wholly-owned domestic restricted subsidiaries, and secured by a first priority security interest in substantially all of the existing and future assets of the Company.

Optional Redemption

Prior to February 21, 2027, the Company may redeem the 11.250% Senior Secured Notes at its option at a redemption price equal to 100% of the principal amount of the 11.250% Senior Secured Notes redeemed, plus a “make-whole” premium and accrued and unpaid interest.

On or after February 21, 2027, the Company may redeem the 11.250% Senior Secured Notes at its option. The redemption price if redeemed during the twelve-month period beginning on February 21 of the year indicated below:

•2027 at 105.625%
•2028 at 102.813%
•2029 at 100.000%

The Company may also redeem the 11.250% Senior Secured Notes prior to February 21, 2027 in an amount equal to the net cash proceeds received by the Company from any equity offering at a redemption price equal to 111.250% of the principal amount plus accrued and unpaid interest, in an aggregate principal amount for all such redemptions not to exceed 40% of the aggregate principal amount of the 11.250% Senior Secured Notes, provided that the redemption takes place not later than 180 days after the closing of the related equity offering; and not less than 50% of the aggregate principal amount of the 11.250% Senior Secured Notes remains outstanding immediately thereafter, unless all such 11.250% Senior Secured Notes are redeemed substantially concurrently.

Change of Control

If the Company experiences a change of control, the Company must offer to repurchase the 11.250% Senior Secured Notes from the holders thereof at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest.

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

The 11.250% Senior Secured Note issuance was accounted for as a continuation of the original refinance and $2.8 million of third-party costs incurred in connection with the Permitted Debt Exchange do not represent debt issuance costs. ASC 470 requires such costs to be immediately expensed as incurred. These costs were recorded as “Other non-operating income (expense) – net” in the Condensed Consolidated Statements of Operations

As of the Permitted Debt Exchange Date, the Company had previously unamortized deferred fees and premiums of approximately $4.7 million allocated to the lenders of the 2025 USD Term Loans that participated in the Exchange. These costs are reported in the Condensed Consolidated Balance Sheets as a direct deduction from the face amount of the 11.250% Senior Secured Notes. These costs are amortized as a component of Interest expense in the Consolidated Statements of Operations utilizing the effective interest method.

The Company expensed $6.0 million during the nine months ended September 30, 2025 in third-party costs related to the Refinancing Amendment and Permitted Debt Exchange that did not qualify as debt issuance costs under ASC 470. No such costs were incurred during the three months ended September 30, 2025. No comparable costs or losses were recorded during the three and nine months ended September 30, 2024.

The Company recognized no loss on debt extinguishment for the three months September 30, 2025, and recorded a $5.5 million loss for the nine months ended September 30, 2025. No comparable costs or losses were recorded during the three and nine months ended September 30, 2024.

As of September 30, 2025, the Company was compliant with all debt covenants and obligations.

Note 8 - Equity-based Compensation
Equity Incentive Plans
Under the Getty Images Holdings, Inc. 2022 Equity Incentive Plan (the “2022 Plan”), the Company has awarded restricted stock units subject to time-based vesting, performance stock units subject to time-based vesting and achieving future performance criteria, and stock options subject to time-based vesting. The Company granted 4,573,250 awards under the 2022 Plan during the nine months ended September 30, 2025. Under the 2022 Plan, up to 51,104,577 shares of Class A common stock are reserved for issuance, of which 2,148,861 are available to be issued as of September 30, 2025.

The Getty Images Holdings, Inc. Earn Out Plan (the “Earn Out Plan”) provides for the grant of restricted stock units, which generally vest upon grant. Under the Earn Out Plan, up to 6,000,000 shares of Class A common stock are reserved for issuance, of which 20,856 are available to be issued as of September 30, 2025. The Company did not grant awards under the Earn Out Plan during the nine months ended September 30, 2025.

Equity-based compensation expense is recorded in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations, net of estimated forfeitures. The Company recognized equity-based compensation - net of estimated forfeitures of $4.5 million and $13.7 million for the three and nine months ended September 30, 2025, respectively. The Company recognized equity-based compensation - net of estimated forfeitures of $4.8 million and $19.2 million for the three and nine months ended September 30, 2024, respectively. The Company capitalized $0.5 million and $1.4 million of equity-based compensation expense associated with the cost of developing internal-use software during the three and nine months ended September 30, 2025, respectively. The Company capitalized $0.5 million and $1.7 million of equity-based compensation expense associated with the cost of developing internal-use software during the three and nine months ended September 30, 2024, respectively.

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

The following table sets forth the computation of basic and diluted income (loss) per share of Class A common stock (amounts in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Net income (loss)	$21,618	$(2,527)	$(115,313)	$14,749
Less:
Net loss attributable to non-controlling interest	(748)	(332)	(38)	(358)
Net income (loss) attributable to Getty Images Holdings, Inc. - Basic	$22,366	$(2,195)	$(115,275)	$15,107

Weighted-average Class A common stock outstanding:
Basic	414,932,808	410,473,104	413,751,518	408,373,567
Effect of dilutive securities	271,698	—	—	4,902,734
Diluted	415,204,506	410,473,104	413,751,518	413,276,301
Net (loss) income per share of Class A common stock attributable to Getty Images Holdings, Inc. common stockholders:
Basic	$0.05	$(0.01)	$(0.28)	$0.04
Diluted	$0.05	$(0.01)	$(0.28)	$0.04
As the Company had a net loss for the nine months ended September 30, 2025, the diluted net loss per share does not include 30.9 million shares of Class A common stock in equity-based compensation awards as their effect would have been anti-dilutive.
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

The Company recorded an income tax benefit of $10.1 million and of $1.2 million for the three months ended September 30, 2025 and 2024, respectively, and income tax expense of $31.2 million and $22.5 million for the nine months ended September 30, 2025 and 2024, respectively. For 2025, the Company’s effective tax rate is expected to be a large negative percentage due to the Company’s pre-tax loss and income tax expense items that are not analogous to pre-tax loss, such as foreign withholding taxes, non-deductible interest expense, and change in valuation allowance. The effective tax rate may vary significantly throughout the year depending on the changes in the pre-tax income (loss).

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the U.S. The OBBBA includes various tax provisions, such as extending and modifying certain Tax Cuts and Jobs Act provisions and the international tax framework. The Company expects these changes to reduce our annual U.S. tax liability by approximately $4.0 million to $7.0 million in 2025. The Company continues to evaluate the impact of the OBBBA on its consolidated financial statements.

Note 11 - Segment Information

Certain financial information for the Company’s segment, including significant expenses and other segment expense items are listed below:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$240,044	$240,545	$699,003	$691,963
Less:
Significant segment expense items[1]:
Cost of revenue (exclusive of depreciation and amortization)	64,294	64,092	190,132	187,445
Adjusted Selling, general & administrative expenses[2]	85,667	84,459	256,482	249,984
Marketing costs	11,373	11,364	35,581	34,867
Other segment items[3]	33,596	23,194	108,792	74,739
Segment income from operations	45,114	57,436	108,016	144,928

Interest expense	(35,746)	(34,004)	(104,977)	(100,618)
Other non-operating income (expense)[4]	2,193	(27,205)	(87,159)	(7,108)
Segment income (loss) before income taxes	11,561	(3,773)	(84,120)	37,202
Income tax (expense) benefit	10,057	1,246	(31,193)	(22,453)
Segment net income (loss)	21,618	(2,527)	(115,313)	14,749
Reconciliation of segment profit or loss	—	—	—	—
Consolidated net income (loss)	21,618	(2,527)	(115,313)	14,749

1 The significant segment expense items are expense information that is regularly provided to the CODM.
2 Total Selling, general and administrative expenses, excluding Marketing costs and Equity compensation expenses.
3 Includes Depreciation, Amortization, Other operating expense (income) - net, Loss on litigation, Recovery of loss on litigation, and Equity compensation expenses.
4 Other segment non-operating income (expense) includes (Loss) on fair value adjustment for swaps – net, Foreign exchange gain (loss) – net, Loss on extinguishment of debt, and Other non-operating income (expense) – net

The Company does not have intra-entity sales or transfers. Asset information on a segment basis is not different than that presented in the Condensed Consolidated Balance Sheets.

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

The other twelve additional suits since the Initial Warrant Litigation have been filed in the New York State Supreme Court, New York County: CSS, LLC v. Getty Images Holdings, Inc., Index No. 653527/2024 (filed July 12, 2024); Walleye Manager Opportunities LLC et. al. v. Getty Images Holdings, Inc., Index No. 653528/2024 (filed July 12, 2024); Funicular Funds LP v. Getty Images Holdings, Inc., Index No. 653410/2024 (filed July 5, 2024); MPF Broadway Convexity Fund I, LP et. al. v. Getty Images Holdings, Inc., Index No. 653411/2024 (filed July 5, 2024), LMR Multi-Strategy Master Fund Limited et al. v. Getty Images Holdings, Inc., Index No. 654963/2024 (filed September 20, 2024); Jordan Flannery v. Getty Images Holdings, Inc., Index No. 654961/2024 (filed September 20, 2024); Bi-Directional Disequilibrium Fund, L.P. et al. v. Getty Images Holdings, Inc., Index No. 654960/2024 (filed September 20, 2024); Holland v. Getty Images Holdings, Inc., Index No. 655746/2024 (filed October 29, 2024); Hunsicker v. Getty Images Holdings, Inc., Index. No. 655911/2024 (filed November 7, 2024); Dasher, et al. v. Getty Images Holdings, Inc., Index No. 655913/2024 (filed November 7, 2024); Parker v. Getty Images Holdings, Inc., Index No. 659240/2024 (filed November 22, 2024); Highbridge Tactical Credit Master Fund L.P et. al. v. Getty Images Holdings, Inc., Index No. 650402/2025 (filed January 21, 2025) (the “NY State Actions”). The NY State Actions generally allege breaches of the Warrant Agreement and seek an award of money damages, and the plaintiffs in these actions could seek, and the courts could award, money damages per warrant that are less than, equal to or greater than the per warrant money damages awarded in the Initial Warrant Litigation. The Company filed answers to each of the complaints in response to NY State Actions on April 11, 2025. During a status conference on May 8, 2025, the Court ordered the claimants to file an amended complaint, consolidating all of the claimants. The amended complaint was filed on June 6, 2025 and the Company answered on June 26, 2025. The parties are now actively engaged in discovery, which is currently scheduled to be complete on November 21, 2025. The deadline to file motions for summary judgment is currently December 16, 2025. It is possible that additional purported former warrant holders of the Company could bring additional lawsuits against the Company, its directors or officers, alleging substantially similar claims, or new or different claims relating to the public warrants. The Company intends to defend itself vigorously in the Initial Warrant Litigation, the Follow-on Warrant Litigation and any future actions and is unable to estimate any potential additional loss or range of loss that may result from the ultimate resolution of these matters, which could be material to the Company’s business, financial condition, results of operations and cash flows. As of September 30, 2025, we had a remaining insurance recovery receivable related thereto of approximately $37.2 million, with related litigation reserves of $115.5 million.

Getty Images (US), Inc. is a plaintiff in a lawsuit filed on August 14, 2025 in the United States District Court for the Northern District of California against Stability AI, Inc., Stability AI, Ltd. and Stability AI US Services Corp. The case, Getty Images (US), Inc. v. Stability AI, Inc., Case. No. 3:25-CV-06891-TLT, arises out of Stability AI’s alleged unauthorized reproduction of approximately 12.0 million in images from Getty Images’ websites, along with the accompanying captions and associated metadata, and use of the copied content in connection with various iterations of Stability AI’s generative artificial intelligence model known as Stable Diffusion. Getty Images (US), Inc. has asserted claims for copyright infringement; falsification of copyright management information; trademark infringement; unfair competition; trademark dilution; and deceptive trade practices. Getty Images (US), Inc. seeks, among other things, monetary damages and injunctive relief. On October 14, 2025, the defendants moved dismiss all of the claims other than the claim for copyright infringement. On October 28, 2025, Getty Images (US), Inc. filed its brief in opposition to the defendants’ partial motion to dismiss. The defendants’ reply brief was filed on November 4, 2025. Getty Images (US), Inc. originally sought relief in the United States District Court for the District of Delaware but, following Stability AI’s challenge to personal jurisdiction over Stability AI, Ltd. in Delaware and motion to dismiss or transfer the suit to the Northern District of California, Getty Images (US), Inc. voluntarily dismissed that suit without prejudice and brought suit in California prior to any ruling by the Delaware court.

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

The matter went to trial in the High Court in June 2025. During the trial, the Claimants made a strategic decision to drop the claims relating to primary copyright infringement linked to the training and output of Stability AI’s model and database rights infringement and focus on the claims related to trademark infringement, passing off and secondary infringement of copyright. On November 4, 2025, the Court issued a ruling finding in favor of the Claimants only on its claims for trademark infringement. While Getty Images was unsuccessful on the secondary infringement claim, the ruling delivered a key finding; that, wherever the training and development did take place, Getty Images' copyright-protected works were used to train Stable Diffusion. The next step in the case is for the Court to hold a hearing, during which the Court will hear arguments concerning allocation of fees, the scope of any injunction and whether either party intends to appeal.

The Company has made litigation reserves in respect of the Initial Warrant Litigation and the Berner/Lapp Actions. Although the Company cannot be certain of the outcome of any litigation or the disposition of any claims, or the amount of damages and exposure, if any, that the Company could incur, the Company does not currently believe that a material loss arising from the final disposition of existing matters, other than those in respect of which the Company has made litigation reserves as described above, is probable. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot determine with certainty the ultimate outcome of any such litigation or proceedings. If the final resolution of any such litigation or proceedings is unfavorable, our financial condition, results of operations and cash flows could be materially affected. Further, in the ordinary course of business, the Company is also subject to periodic threats of lawsuits, investigations and claims. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
In the ordinary course of business, the Company enters into certain types of agreements that contingently require the Company to indemnify counterparties against third-party claims. The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because management does not believe a material liability arising out of such ordinary course contingent indemnification arrangements is probable, no related liabilities were recorded at September 30, 2025 and December 31, 2024.
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

As part of the appeal process in Canada, the Company may be required to pay a portion of the assessment amount, which the Company estimates could be up to $19.0 million in 2025 Such required payment is not an admission that the Company believes it is subject to such taxes. The Company believes it is more likely than not it will prevail on appeal, however, if the CRA were to be successful in the appeal process, the Company estimates the maximum potential outcome could be up to $27.7 million.
Note 13 - Subsequent Events

2019 Senior Unsecured Note Exchange

On October 21, 2025, the Company exchanged $294.7 million of its of 2019 Senior Unsecured Notes for newly issued 14.000% Senior Unsecured Notes due in 2028 (the “2025 Senior Unsecured Notes”) and obtained related consents to amend the indenture governing the 2019 Senior Unsecured Notes (the “Exchange Offer”). $5.3 million of aggregate principal amount of 2019 Senior Unsecured Notes remain outstanding after the Exchange Offer. The “2025 Senior Unsecured Notes” mature on March 1, 2028, unless earlier redeemed or repurchased.

Interest on the 2025 Senior Unsecured Notes will accrue from October 21, 2025 and is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2026, at a rate of 14.000% per year.

The new 2025 Senior Unsecured Notes are senior unsecured obligations of the Company and guaranteed on a senior basis by the same subsidiaries that guarantee the 2019 Senior Unsecured Notes. Following completion of the pending Merger, Shutterstock and certain of its subsidiaries are expected to become guarantors of the 2025 Senior Unsecured Notes.

10.500% Senior Secured Note Issuance

On October 21, 2025, the Company closed the offering of, $628.4 million aggregate principal amount of 10.500% Senior Secured Notes due in 2030 (the “10.500% Senior Secured Notes”). The Company intends to use the proceeds to facilitate the proposed Merger with Shutterstock, primarily to fund the cash portion of the merger consideration and settle Shutterstock's outstanding debt. The 10.500% Senior Secured Notes mature on November 15, 2030, unless earlier redeemed or repurchased. In the event that the Merger Agreement is terminated or will not be consummated on or prior to October 6, 2026, the 10.500% Senior Secured Notes will be redeemed at a redemption price equal to 100% of the issue price plus accrued and unpaid interest.

Cash interest on the 10.500% Senior Secured Notes will accrue from October 21, 2025 and is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2026, at a rate of 10.500% per year.

In connection with 10.500% Senior Secured Notes, the Company also entered into an escrow agreement, dated as of October 21, 2025 (the “Escrow Agreement). Pursuant to the terms of the Escrow Agreement, the Issuer has deposited the gross proceeds of the offering of the 10.500% Senior Secured Notes in an escrow account. Upon release from escrow, the Company intends to use the escrowed proceeds to pay approximately $350.0 million of fees, expenses and cash consideration in connection with the Merger and to use the remaining proceeds to refinance certain indebtedness of Shutterstock and pay fees and expenses in connection with that offering.

The new 10.500% Senior Secured Notes will be jointly and severally guaranteed by the same guarantors that guarantee the Credit Agreement and the 11.25% Senior Secured Notes. Following completion of the pending Merger, Shutterstock and certain of its subsidiaries are expected to become guarantors of the 10.500% Senior Secured Notes.

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

Following the close of the transaction, based on the common shares outstanding as of September 9, 2025, Getty Images stockholders will own approximately 53.5% and Shutterstock stockholders will own approximately 46.5% of the combined company on a fully diluted basis. The transaction is subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals and other customary closing conditions.

During the three and nine months ended September 30, 2025, Getty Images has expensed $9.9 million and $38.3 million of legal, accounting, and other direct costs related to this proposed Merger in “Other operating expenses (income) – net” in the Condensed Consolidated Statements of Operations, respectively.

On April 2, 2025, Getty Images and Shutterstock announced that they had each received a Request for Additional Information and Documentary Material (“Second Request”) from the U.S. Department of Justice (the “DOJ”) in connection with the transaction. The Second Request was issued under notification requirements of the HSR Act. The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 30 days after Getty Images and Shutterstock have substantially complied with the request, unless that period is extended voluntarily by the parties or terminated sooner by the DOJ.

On June 10, 2025, Shutterstock held a Special Meeting of Stockholders (the “Special Meeting”) in connection with the proposed merger with Getty Images. At the Special Meeting, Shutterstock’s stockholders approved the proposal to adopt the Merger Agreement.

On September 18, 2025, Shutterstock irrevocably waived the condition set forth in the Merger Agreement with respect to the Company having amended or otherwise refinanced its 2019 Term Loans and 2019 Senior Unsecured Notes to extend the maturity of each to no earlier than February 19, 2028.

On October 20, 2025, the Company received notice that the CMA intends to refer the proposed Merger to a Phase 2 review process unless acceptable undertakings to address their competition concerns are offered. On November 3, 2025, the Company received notice that the CMA has referred the Merger to a Phase 2 review process. The Company remains committed to the proposed merger and will continue to engage with CMA and work with Shutterstock to expeditiously secure the necessary clearances.

Refinancing Amendment
On February 21, 2025 (the “Amended Effective Date”), the Company entered into the Second Incremental Commitment Amendment and Third Amendment to Credit Agreement (the “Refinancing Amendment”), which amended the Existing Credit Agreement. The Refinancing Amendment provided for a new tranche of senior secured fixed rate incremental term loans denominated in U.S. dollars in an aggregate principal amount of $580.0 million (the “2025 USD Term Loans”) and a new tranche of senior secured term loans denominated in Euros in an aggregate principal amount of €440.0 million (the “2025 EUR Term Loans” and together with the 2025 USD Term Loans, the “2025 Term Loans”).
The proceeds of the 2025 Term Loans were used to refinance in full all outstanding term loans under the existing credit agreement, and will mature on February 21, 2030. See “Note 7 - Debt” for additional discussion on our debt refinancing.
The proceeds from the 2025 Terms Loans were used to retire and repay the following debts:

•2019 USD Term Loans, with a $579.2 million principal amount as of the Amendment Effective Date, and
•2019 EUR Term Loans, with a €419 million principal amount as of the Amendment Effective Date

Permitted Debt Exchange Offering

The Company exercised its option to exchange its 2025 USD Term Loans, on a dollar-for-dollar basis, up to an aggregate principal amount of $580.0 million, pursuant to the Refinance Agreement, for newly issued 11.250% 11.250% Senior Secured Notes due 2030 (the “11.250% Senior Secured Notes”). The Company issued 11.250% Senior Secured Notes in an aggregate principal amount of $539.9 million, pursuant to an Indenture, dated as of May 5, 2025 (the “Indenture”).

Subsequent Financing Activities

On October 21, 2025, the Company exchanged $294.7 million of its $300 million aggregate principal amount of 2019 Senior Unsecured Notes for newly issued 14.000% Senior Unsecured Notes due 2028 (the “2025 Senior Unsecured Notes”) and obtained related consents to amend the indenture governing the 2019 Senior Unsecured Notes (the “Exchange Offer”).

Additionally, the Company closed the offering of, $628.4 million aggregate principal amount of 10.500% Senior Secured Notes due 2030 (the “10.500% Senior Secured Notes”). The Company intends to use the proceeds to facilitate the proposed Merger with Shutterstock, primarily to fund the cash portion of the merger consideration and settle Shutterstock's outstanding debt. The 10.500% Senior Secured Notes mature on November 15, 2030, unless earlier redeemed or repurchased. In the event that the Merger Agreement is terminated on or prior to October 6, 2026, the 10.500% Senior Secured Notes will be redeemed at a redemption price equal to 100% of the issue price plus accrued and unpaid interest.
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
Through Getty Images, iStock, and Unsplash, we offer a full range of content solutions to meet the needs of any customer—no matter their size—around the globe, with almost 635 million visual assets available through its industry-leading sites. New content and coverage are added daily, with over 11 million new assets added each quarter and over 2.7 billion searches annually. The Company has over 700,000 purchasing customers, with customers from almost every country in the world with websites in 23 languages bringing the world’s best content to media outlets, advertising agencies, and corporations of all sizes and, increasingly, serving individual creators and prosumers.
In support of its content, Getty Images employs over 115 staff photographers and videographers and distributes the content of almost 600,000 contributors and almost 360 premium content partners. Over 82,000 of our contributors are exclusive to the Company, creating content that cannot be found anywhere else. Each year, we cover more than 160,000 global events across news, sport, and entertainment, providing a depth and breadth of coverage that is unmatched. Getty Images also maintains one of the largest and best privately-owned photographic archives in the world, with over 150 million images across geographies, periods, and verticals.
We distribute content and services offerings through three primary product lines:
Creative
Creative is comprised of royalty-free (“RF”) photos, illustrations, vectors, videos, and generative AI-services that are released for commercial use and cover a wide variety of commercial, conceptual, and contemporary subjects, including lifestyle, business, science, health, wellness, beauty, sports, transportation and travel. This content is available for immediate use by a wide range of customers with depth, breadth, and quality, allowing our customers to produce impactful websites, digital media, social media, marketing campaigns, corporate collateral, textbooks, movies, television, and online video content relevant to their target geographies and audiences. We primarily source Creative content from a broad network of professional, semi-professional, and amateur creators, many exclusive to Getty Images. We have a global creative insights team dedicated to providing briefing and art direction to our exclusive contributor community. Creative represents 58.4% and 59.3% of our revenue, of which 59.5% and 55.5% is generated through our annual subscription products for the nine months ended September 30, 2025, and 2024, respectively. Annual Subscription products include products and subscriptions for 12 months or longer, Unsplash API, and Custom Content.
Editorial

Editorial is comprised of photos and videos covering the world of entertainment, sports, and news. We combine contemporary coverage of events around the globe with one of the largest privately held archives globally, with access to images from the beginning of photography. We invest in a dedicated editorial team that includes over 115 staff photographers and videographers to generate our own coverage in addition to coverage from our network of content partners. Editorial represents 37.2% and 37.0% of our revenue, of which 55.4% and 52.5% is generated through our annual subscription products for the nine months ended September 30, 2025, and 2024, respectively. Annual Subscription products include subscriptions with a duration of 12 months or longer.
Other
Other represents 4.4% and 3.7% of our revenue for the nine months ended September 30, 2025 and 2024, respectively. This includes data access and/or licensing, music licensing, digital asset management, distribution services and print sales.
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
Unsplash
Unsplash.com is a platform offering free stock photo downloads and paid subscriptions targeted to the high-growth prosumer and semi-professional creator segments. The Unsplash website reaches a significant and geographically diverse audience with more than 87 million image downloads every month.
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
For content contributors:
•Access to a marketplace that reaches almost every country in the world, across all customer categories and sizes and generated annual royalties of nearly $220 million for the trailing twelve months ending September 30, 2025.
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
Components of Operating Results
Revenue

    We generate revenue by licensing content to customers through multiple license models and purchase options, as well as by providing related services to our customers. The key image licensing model in the pre-shot market is RF. Content licensed on a RF basis is subject to a standard set of terms, allowing the customer to use the image for an unlimited duration and without limitation on the use or application. Within our video offering, we also offer a licensing model known as Rights-Ready. The Rights-Ready model offers a limited selection of broader usage categories, thus simplifying the purchase process. In September 2023 and January 2024, we launched Generative AI by Getty Images and Generative AI by iStock, respectively. They are generative AI text to image and image to image tools that were trained on Getty Images’ world‑class creative content and designed for commercial use. Customers that download visuals through the tool will receive the standard RF license.

In addition to licensing imagery and video, we generate revenue from data access and/or licensing, custom content solutions, photo and video assignments, music content in some of our subscriptions, print sales and licensing our digital asset management systems to help customers manage their owned and licensed digital content.

    A significant portion of the business has transitioned to an annual subscription model with strong revenue retention characteristics. Annual subscriptions now comprise approximately 56% of total revenue for the nine months ended September 30, 2025, and we continue to focus on growing subscription revenue.
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
Cost of revenue (exclusive of depreciation and amortization)

    The ownership rights to the majority of the content we license are retained by the owners, and licensing rights are provided to us by a large network of content contributors and content partners. When we license content entrusted to us by content suppliers, we pay royalties to them at varying rates depending on the license model and the use of that content that our customers select. Suppliers who choose to work with us under contract typically receive royalties of 20% to 50% of the total license fee we charge customers, depending on the basis on which their content is licensed by our customers. Contributors are compensated for any inclusion of their content in AI data training sets and may share in the revenue generated by AI tools and services trained with their content. We also own the copyright to certain content in our collections (“wholly-owned content”), including content produced by our staff photographers for our editorial product, for which we do not pay any third-party royalties. Cost of revenue includes certain costs of our assignment photo shoots, but excludes amortization associated with creating or buying content. Cost of revenue consists primarily of royalties owed to content contributors, comprised of photographers, filmmakers, third-party companies that license their collection of content through us (“Content Partners”) and our third-party music content provider.

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

We expect our selling, general and administrative expenses to increase in absolute dollars but remain relatively constant as a percentage of revenue in the near term. Absolute dollar spending will increase as certain costs increase and we continue to expand our operations and invest in our growth. Lastly, we expect our marketing to stay relatively constant as a percentage of revenue. However, the Company will continue to evaluate opportunities to incrementally invest in marketing as appropriate.

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

Impact of Currency Fluctuations
Assets and liabilities for subsidiaries with functional currencies other than the U.S. dollar are recorded in foreign currencies and translated at the exchange rate on the Balance Sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments resulting from this process are charged or credited to “Other comprehensive income (loss)”, as a separate component of stockholder’s equity. The Company recognized net foreign currency translation adjustment gains of $64.6 million during the nine months ended September 30, 2025 and net foreign currency translation adjustment gains of $7.5 million during the nine months ended September 30, 2024.
Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in “Foreign exchange gain (loss) – net” in the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2025, the Company recognized net foreign currency transaction losses of $78.4 million. For the nine months ended September 30, 2024, the Company recognized net foreign currency transaction losses of $9.8 million.

Results of Operations
The following table sets forth our operating results for the periods indicated.

	Three Months Ended September 30,		increase (decrease)		Nine Months Ended September 30,		increase (decrease)
(In thousands, except percentages)	2025	2024	$ change	% change	2025	2024	$ change	% change
Revenue	$240,044	$240,545	$(501)	(0.2)%	$699,003	$691,963	$7,040	1.0%
Cost of revenue (exclusive of depreciation and amortization)	64,294	64,092	202	0.3%	190,132	187,445	2,687	1.4%
Selling, general and administrative expenses	101,044	100,130	914	0.9%	304,378	302,306	2,072	0.7%
Depreciation	15,970	14,879	1,091	7.3%	46,452	43,928	2,524	5.7%
Amortization	588	590	(2)	(0.3)%	1,727	1,716	11	0.6%
Loss on litigation	2,614	3,199	(585)	(18.3)%	8,964	8,013	951	11.9%
Other operating expenses – net	10,420	219	10,201	4658.0%	39,334	3,627	35,707	984.5%
Total operating expenses	194,930	183,109	11,821	6.5%	590,987	547,035	43,952	8.0%
Income from operations	45,114	57,436	(12,322)	(21.5)%	108,016	144,928	(36,912)	(25.5)%
Interest expense	(35,746)	(34,004)	(1,742)	5.1%	(104,977)	(100,618)	(4,359)	4.3%
(Loss) on fair value adjustment for swaps – net	—	—	—	NM	—	(1,459)	1,459	(100.0)%
Foreign exchange gain (loss) – net	1,492	(28,657)	30,149	(105.2)%	(78,357)	(9,796)	(68,561)	699.9%
Loss on extinguishment of debt	—	—	—	NM	(5,474)	—	(5,474)	NM
Other non-operating income (expense) – net	701	1,452	(751)	(51.7)%	(3,328)	4,147	(7,475)	(180.3)%
Total other expense – net	(33,553)	(61,209)	27,656	(45.2)%	(192,136)	(107,726)	(84,410)	78.4%
Income (loss) before income taxes	11,561	(3,773)	15,334	(406.4)%	(84,120)	37,202	(121,322)	(326.1)%
Income tax (expense) benefit	10,057	1,246	8,811	707.1%	(31,193)	(22,453)	(8,740)	38.9%
Net income (loss)	$21,618	$(2,527)	$24,145	(955.5)%	$(115,313)	$14,749	$(130,062)	(881.8)%
________________________
NM - Not meaningful
Comparison of the Three Months Ended September 30, 2025 and 2024
Revenue by product

(In thousands, except percentages)	Three Months Ended September 30,				increase / (decrease)
	2025	% of revenue	2024	% of revenue	$ change	% change	CN % change
Creative	144,892	60.4%	133,713	55.6%	11,180	8.4%	6.4%
Editorial	89,315	37.2%	92,781	38.6%	(3,466)	(3.7)%	(5.6)%
Other	5,837	2.4%	14,051	5.8%	(8,214)	(58.5)%	(58.8)%
Total revenue	$240,044	100.0%	$240,545	100.0%	$(501)	(0.2)%	(2.0)%
Certain prior period amounts have been reclassified to conform to the current year presentation.

    For the three months ended September 30, 2025, total revenue on a reported basis was $240.0 million as compared to $240.5 million for the three months ended September 30, 2024. On a reported basis, revenue decreased by 0.2% (2.0% CN) for the three months ended September 30, 2025. Foreign exchange movements positively impacted reported revenue growth for the three months ended September 30, 2025 by 180 basis points, largely driven by the weakening dollar relative to the EUR and GBP.
Creative revenue increased on a reported basis 8.4% (6.4% CN) to $144.9 million for the three months ended September 30, 2025, compared to $133.7 million for the three months ended September 30, 2024. The increase of $11.2 million for the three months ended September 30, 2025 was driven by our Premium Access subscriptions (increased $10.4 million), which included a multi-year agreement signed in the third quarter that had significant upfront revenue recognition. Additionally, subscriber download patterns in the prior year period, with major events during the three months ended September 30, 2024, skewed allocation of revenue more toward Editorial than Creative. No comparable events of this magnitude occurred during the three months ended September 30, 2025, resulting in download trends returning to historical levels.

Editorial revenue decreased on a reported basis by $3.5 million, or 3.7%, to $89.3 million, and 5.6% on a currency-neutral basis. The decrease was driven by Editorial ALC (decreased $5.2 million), partially offset by an increase in Editorial subscriptions (increased $2.1 million). Overall, the product decrease was driven by declines in Sport, due to the quadrennial UEFA European

Championship soccer tournament and the Paris Olympics coverage that occurred in the prior year period; and News, driven by the U.S. political spend in the prior year period.
Other revenue decreased on a reported basis by $8.2 million, or 58.5%, to $5.8 million for the three months ended September 30, 2025, compared to $14.1 million for the three months ended September 30, 2024. On a currency-neutral basis, other revenue decreased 58.8% compared to the same period in 2024. The decrease was driven by data access and/or licensing revenue (decreased $8.2 million), tied to an expanded 5-year Creative content deal with an existing customer that was signed in the prior year period, which was largely recognized upfront.
Revenue Recognition
The timing of our revenue recognition can be influenced by several factors, including the nature of the contract with the customer, and the Company’s estimates regarding unused content and customer download patterns and whether we have met our obligation to our customer. These factors can lead to variability in the timing and amount of revenue recognized in a given period.
Cost of revenue (exclusive of depreciation and amortization)
Cost of revenue for the three months ended September 30, 2025 was $64.3 million compared to $64.1 million in the same prior year period. As a percentage of total revenue, cost of revenue was 26.8% and 26.6% for the three months ended September 30, 2025 and September 30, 2024, respectively. Any changes in cost of revenue as a percentage of revenue compared to a prior period is due primarily to revenue mix by product. Generally, cost of revenue rates vary modestly period over period based on changes in revenue mix by product, as royalty rates vary depending on the license model and use of content.
Selling, general, and administrative expense
Reported SG&A increased by $0.9 million or 0.9% (decreased 0.5% CN) for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. SG&A increases from the prior period were driven by $2.9 million in professional fees, primarily related to higher audit related fees due to our public company requirements. These increases were partially offset by decreases in staff costs ($0.5 million), travel and entertainment ($0.4 million), telecommunications ($0.3 million) and human resources related costs ($0.2 million).

Depreciation expense

Depreciation expense was $16.0 million for the three months ended September 30, 2025, an increase of $1.1 million or 7.3% compared to $14.9 million for the three months ended September 30, 2024. The increase is due to capital investments made that are primarily related to internally software development as we continue to innovate and invest in the design, user experience and performance of our websites.
Amortization expense
For the three months ended September 30, 2025, amortization expense was $0.6 million, which was flat compared to $0.6 million for the three months ended September 30, 2024.
Loss on litigation

For the three months ended September 30, 2025, the Company recognized loss on litigation of $2.6 million compared to $3.2 million for the three months ended September 30, 2024. The loss on litigation consists of the interest on the summary judgment, legal fees, and amortization of fees related to appeal bond. The Company will continue to see these expenses as we navigate through the appeal of the judgment in the actions in the Initial and Follow on Warrant Litigation, and incur legal fees related to the additional warrant cases. See “Note 12 – Legal Proceedings and Contingencies” for additional discussion.
Other operating expenses – net

Other operating expenses - net was $10.4 million for the three months ended September 30, 2025, compared to $0.2 million in the three months ended September 30, 2024. This increase is primarily driven by costs incurred in connection with our proposed merger with Shutterstock and expect these costs to continue as we proceed through the regulatory process. Other operating expenses will continue to fluctuate from period to period as this line item is heavily influenced by non-recurring events such as mergers and acquisitions, claims, settlements, and gains/losses on asset disposals.

Interest expense

    We recognized interest expense of $35.7 million and $34.0 million for the three months period ended September 30, 2025 and September 30, 2024, respectively. Our interest expense primarily consists of interest charges on our debt and revolving credit facility which remains undrawn, as well as the amortization of original issue discount and debt issuance costs. See “Note 7 - Debt” for additional discussions on our debt.
Foreign exchange gain (loss) – net
We recognized foreign exchange gain, net of $1.5 million for the three months ended September 30, 2025, compared to net losses of $28.7 million for the three months ended September 30, 2024. The change for the three months ended September 30, 2024 was primarily driven by fluctuations in the EUR related to our 2019 EUR Term Loans, which resulted in a foreign currency loss of $19.2 million for the three months ended September 30, 2024. For the three months ended September 30, 2025, fluctuations in currencies relative to the dollar during the quarter had an immaterial impact.
We expect continued volatility in foreign exchange gains and losses each quarter based on fluctuations in exchange rates impacting our foreign currency exposures.
Other non-operating income (expense) – net

We recognized $0.7 million of other non-operating income, net for the three months ended September 30, 2025 compared to $1.5 million of other non-operating income for the three months September 30, 2024. The change of $0.8 million was primarily due to lower interest income, driven by a decrease in U.S. interest rates.
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

The Company recorded an income tax benefit of $10.1 million and $1.2 million for the three months ended September 30, 2025 and September 30, 2024, respectively. For 2025, the Company’s effective tax rate is expected to be a large negative percentage due to the Company’s pre-tax loss and income tax expense items that are not analogous to pre-tax loss, such as foreign withholding taxes, non-deductible interest expense, and change in valuation allowance. The effective tax rate may vary significantly throughout the year depending on the changes in the pre-tax income (loss).

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the U.S. The OBBBA includes various tax provisions, such as extending and modifying certain Tax Cuts and Jobs Act provisions and the international tax framework. The Company expects these changes to reduce our annual U.S. tax liability by approximately $4.0 million to $7.0 million in 2025. The Company continues to evaluate the impact of the OBBBA on its consolidated financial statements.

Comparison of the Nine Months Ended September 30, 2025 and 2024
Revenue by product

(In thousands, except percentages)	Nine Months Ended September 30,				increase / (decrease)
	2025	% of revenue	2024	% of revenue	$ change	% change	CN % change
Creative	407,891	58.4%	410,451	59.3%	(2,561)	(0.6)%	(0.9)%
Editorial	260,274	37.2%	255,830	37.0%	4,444	1.7%	1.2%
Other	30,838	4.4%	25,682	3.7%	5,156	20.1%	19.8%
Total revenue	$699,003	100.0%	$691,963	100.0%	$7,040	1.0%	0.7%
Certain prior period amounts have been reclassified to conform to the current year presentation.

    For the nine months ended September 30, 2025, total revenue on a reported basis was $699.0 million as compared to $692.0 million for the nine months ended September 30, 2024. On a reported basis, revenue increased by 1.0% (0.7% CN) for the nine months ended September 30, 2025. Foreign exchange movements positively impacted reported revenue growth for the nine months ended September 30, 2025 by 30 basis points, largely driven by the weakening dollar relative to the EUR and GBP.

Creative revenue decreased on a reported basis 0.6% (0.9% CN) to $407.9 million for the nine months ended September 30, 2025, compared to $410.5 million for the nine months ended September 30, 2024. The decrease of $2.6 million for the nine months ended September 30, 2025 was driven by declines in our ALC credit sales and ultra packs, ALC Premium RF stills and video and iStock monthly subscriptions (decreased $13.3 million in the aggregate). The declines were largely driven by reduced revenue from Agency customers, which are accounted for entirely within Creative revenue and purchase mainly on an ALC basis. Declines were also seen from our Unsplash assignments and advertising business (decreased $4.2 million) largely driven by a one-time project in the prior year period that did not recur during the current year period. Additionally, we saw offsetting increases in Creative subscriptions (increased $14.8 million).

Editorial revenue increased on a reported basis by $4.4 million, or 1.7%, to $260.3 million, and 1.2% on a currency-neutral basis. The increase was driven by Editorial subscriptions (increased $10.0 million) and assignments (increased $1.7 million), offset by Editorial ALC (decreased $7.2 million). Overall, these product increases were driven by growth in Sport, News and Archive, offset by a decrease in Entertainment.
Other revenue increased on a reported basis by $5.2 million, or 20.1%, to $30.8 million for the nine months ended September 30, 2025, compared to $25.7 million for the nine months ended September 30, 2024. On a currency-neutral basis, other revenue increased 19.8% compared to the same period in 2024. The increase was primarily driven by new data access and licensing agreements.
Revenue Recognition
The timing of our revenue recognition can be influenced by several factors, including the nature of the contract with the customer, and the Company’s estimates regarding unused content and customer download patterns and whether we have met our obligation to our customer. These factors can lead to variability in the timing and amount of revenue recognized in a given period.
Cost of revenue (exclusive of depreciation and amortization)
Cost of revenue for the nine months ended September 30, 2025 was $190.1 million compared to $187.4 million in the same prior year period. As a percentage of total revenue, cost of revenue was 27.2% and 27.1% for the nine months ended September 30, 2025 and September 30, 2024, respectively. Any changes in cost of revenue as a percentage of revenue compared to a prior period is due primarily to revenue mix by product. Generally, cost of revenue rates vary modestly period over period based on changes in revenue mix by product, as royalty rates vary depending on the license model and use of content.
Selling, general, and administrative expense
Reported SG&A expense increased by $2.1 million or 0.7% (0.6% CN) for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. SG&A fluctuations from the prior period include the following:
•increase of $10.9 million related to professional fees for the nine months ended September 30, 2025, primarily related to legal fees incurred for our ongoing AI litigation cases and higher audit related fees due to our public company requirements.
•decrease of $7.5 million related to staff costs for the nine months ended September 30, 2025. The decrease was primarily driven by lower equity-based compensation (decreased $5.1 million).

Depreciation expense

Depreciation expense was $46.5 million for the nine months ended September 30, 2025, an increase of $2.5 million or 5.7% compared to $43.9 million for the nine months ended September 30, 2024. The increase is due to capital investments made that are primarily related to internally software development as we continue to innovate and invest in the design, user experience and performance of our websites.
Amortization expense
For the nine months ended September 30, 2025, amortization expense was $1.7 million, which was flat compared to $1.7 million for the nine months ended September 30, 2024.

Loss on litigation
For the nine months ended September 30, 2025, the Company recognized loss on litigation of $9.0 million compared to $8.0 million for the nine months ended September 30, 2024. The loss on litigation consists of the interest on the summary judgment, legal fees, and amortization of fees related to appeal bond. The Company will continue to see these expenses as we navigate through the appeal of the judgment in the actions in the Initial and Follow on Warrant Litigation, and incur legal fees related to the additional warrant cases. See “Note 12 – Legal Proceedings and Contingencies” for additional discussion.
Other operating expenses – net

Other operating expenses - net was $39.3 million for the nine months ended September 30, 2025, compared to $3.6 million for the nine months ended September 30, 2024. This increase is primarily driven by costs incurred in connection with our proposed merger with Shutterstock and expect these costs to continue as we proceed through the regulatory process. Other operating expenses will continue to fluctuate from period to period as this line item is heavily influenced by non-recurring events such as mergers and acquisitions, claims, settlements, and gains/losses on asset disposals.
Interest expense

    We recognized interest expense of $105.0 million and $100.6 million for the nine months period ended September 30, 2025 and September 30, 2024, respectively. Our interest expense primarily consists of interest charges on our debt and revolving credit facility which remains undrawn, as well as the amortization of original issue discount, debt issuance costs and amortization of deferred debt financing fees. See “Note 7 - Debt” for additional discussions on our debt.
(Loss) on fair value adjustment for swaps – net
We previously held positions in interest rate swaps, which expired in February 2024, and recognized net losses of $1.5 million during the nine months ended September 30, 2024. These losses were driven by changes in interest rates relative to the rates in our derivatives. There was no such loss for the nine months ended September 30, 2025.
While we have experienced volatility in the fair value adjustments on our expired derivative instruments, we believe hedging allowed us to reduce our exposure to interest rate and foreign currency risks. We will continue to evaluate opportunities to utilize swaps, forwards, and other instruments to mitigate financial risks associated with our business.
Foreign exchange gain (loss) – net
We recognized foreign exchange losses, net of $78.4 million for the nine months ended September 30, 2025, compared to net losses of $9.8 million for the nine months ended September 30, 2024. These changes are primarily driven by fluctuations in the EUR related to our 2019 EUR Term Loans and 2025 EUR Term Loans, which resulted in a foreign currency loss of $56.9 million for the nine months ended September 30, 2025 and a foreign currency loss of $4.0 million for the nine months ended September 30, 2024.
We expect continued volatility in foreign exchange gains and losses each quarter based on fluctuations in exchange rates impacting our foreign currency exposures.
Loss on extinguishment of debt
We recognized loss on extinguishment of debt of $5.5 million for the nine months ended September 30, 2025 from the extinguishment of our 2019 Term Loans. See “Note 7 - Debt” for additional discussion on the refinancing of our 2019 Term Loans.
Other non-operating income (expense) – net
We recognized $3.3 million of other non-operating expense, net for the nine months ended September 30, 2025 compared to $4.1 million of other non-operating income, net for the nine months September 30, 2024. The change of $7.5 million was primarily due to costs related to the recent debt refinance, debt exchange and lower interest income, driven by a decrease in U.S. interest rates.
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

The Company recorded an income tax expense of $31.2 million and $22.5 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. For 2025, the Company’s effective tax rate is expected to be a large negative percentage due to the Company’s pre-tax loss and income tax expense items that are not analogous to pre-tax loss, such as foreign withholding taxes, non-deductible interest expense, and change in valuation allowance. The effective tax rate may vary significantly throughout the year depending on the changes in the pre-tax income (loss).

On July 4, 2025, the OBBBA was enacted in the U.S. The OBBBA includes various tax provisions, such as extending and modifying certain Tax Cuts and Jobs Act provisions and the international tax framework. The Company expects these changes to reduce our annual U.S. tax liability by approximately $4.0 to $7.0 million in 2025. The Company continues to evaluate the impact of the OBBBA on its consolidated financial statements.

Liquidity and Capital Resources

Our sources of liquidity are our existing cash and cash equivalents, cash provided by operations and amounts available under our revolving credit facility. As of September 30, 2025 and December 31, 2024, we had cash and cash equivalents of $109.5 million and $121.2 million, respectively, and availability under our unused revolving credit facility, which expires May 4, 2028.

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

In February 2025, we amended our existing credit agreement, dated as of February 19, 2019. The amendment, among other things, provided for (i) a new tranche of senior secured fixed rate incremental term loans denominated in U.S. Dollars in an aggregate principal amount of $580.0 million and (ii) a new tranche of senior secured term loans denominated in Euros in an aggregate principal amount of €440.0 million. The proceeds of the 2025 Term Loans were used to refinance in full all outstanding 2019 Term Loans under the existing credit agreement, and will mature on February 21, 2030. See “Note 7 - Debt” for additional discussion on our debt refinancing.

In May 2025, the Company exercised its option to exchange its 2025 USD Term Loans, on a dollar-for-dollar basis, up to an aggregate principal amount of $580 million, pursuant to the Refinance Agreement, for newly issued 11.25% Senior Secured Notes due 2030 (the “11.250% Senior Secured Notes”). The Company issued 11.250% Senior Secured Notes in an aggregate principal amount of $539.9 million, pursuant to an Indenture, dated as of May 5, 2025 (the “Indenture”).

On October 21, 2025, the Company exchanged $294.7 million of its $300 million aggregate principal amount of 2019 Senior Unsecured Notes for newly issued 14.000% Senior Unsecured Notes due 2028 (the “2025 Senior Unsecured Notes”) and obtained related consents to amend the indenture governing the 2019 Senior Unsecured Notes (the “Exchange Offer”). Additionally, the Company closed the sale of $628.4 million aggregate principal amount of 10.500% Senior Secured Notes due 2030 (the “10.500% Senior Secured Notes”). The Company intends to use the proceeds for the proposed Merger with Shutterstock. The 10.500% Senior Secured Notes mature on November 15, 2030, unless earlier redeemed or repurchased. In the event that the Merger Agreement with Shutterstock is terminated or will not be consummated on or prior to October 6, 2026, the 10.500% Senior Secured Notes will be redeemed at a redemption price equal to 100% of the issue price plus accrued and unpaid interest.

In connection with 10.500% Senior Secured Notes, the Company also entered into an escrow agreement, dated as of October 21, 2025 (the “Escrow Agreement). Pursuant to the terms of the Escrow Agreement, the Issuer has deposited the gross proceeds of the offering of the 10.500% Senior Secured Notes in an escrow account. Upon release from escrow, the Company intends to use the escrowed proceeds to pay approximately $350.0 million of fees, expenses and cash consideration in connection with the Merger and to use the remaining proceeds to refinance certain indebtedness of Shutterstock and pay fees and expenses in connection with that offering.
We may also be subject to losses as a result of legal proceedings that may be in excess of amounts of insurance coverage available. In particular, we have insurance coverage of $60.0 million for losses in respect of the Initial Warrant Litigation, the Follow-on Warrant Litigation (each as defined in “Note 12 - Legal Proceedings and Contingencies”) and any additional litigation that is filed based on related facts or circumstances, including legal fees and expenses. As of September 30, 2025, we had a remaining insurance recovery receivable related thereto of approximately $37.2 million, with related litigation reserves of $115.5 million. The Company has posted an appeal bond in respect of the Initial Warrant Litigation and, to date, no portion of the judgments entered in the Initial Warrant Litigation or the Follow-on Warrant Litigation, which are subject to appeal, has been paid. To the extent not reimbursed by insurance, we expect to fund any payments required for the resolution of pending legal proceedings with our sources of liquidity. See “Note 12 - Legal Proceedings and Contingencies” herein for additional discussions of the Initial Warrant Litigation and the Follow-On Warrant Litigation.
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
As part of the appeal process in Canada, the Company may be required to pay a portion of the assessment amount, which the Company estimates could be up to $19.0 million in 2025. Such required payment is not an admission that the Company believes it is subject to such taxes. The Company believes it is more likely than not it will prevail on appeal, however, if the CRA were to be successful in the appeal process, the Company estimates the maximum potential outcome could be up to $27.7 million.
Our cash flows are as follows:

	Nine Months Ended September 30,		increase (decrease)
(In thousands)	2025	2024	$ change	% change
Net cash provided by operating activities	$44,550	$78,624	$(34,074)	(43.3)%
Net cash used in investing activities	$(46,552)	$(57,361)	$10,809	18.8%
Net cash used in financing activities	$(28,068)	$(53,866)	$25,798	47.9%
Effects of exchange rate fluctuations	$18,405	$6,141	$12,264	NM

________________________
NM - Not meaningful

Operating Activities

    Cash provided by operating activities is primarily comprised of net income (loss), as adjusted for non-cash items, and changes in operating assets and liabilities. Non-cash adjustments consist primarily of depreciation and amortization, unrealized gains and losses on our foreign denominated debt, equity-based compensation and deferred income taxes.

    For the nine months ended September 30, 2025 cash provided by operating activities was $44.6 million, as compared to cash provided by operating activities of $78.6 million for the nine months ended September 30, 2024. The decrease in cash provided by operating activities was primarily driven by merger related costs, of which $33.2 million were paid in the nine months ended September 30, 2025. These costs were comprised mainly of professional services fees, including legal, advisory, accounting and tax fees. In addition, our cash provided by operating activities was impacted by changes in working capital, including reduced cash flows from the change in timing of collections of accounts receivable and the payments of accrued expenses, increased cash flows from the timing of payments for accounts payable and interest, and an increase in cash paid for taxes for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

Investing Activities
The changes in cash flows from investing activities relate to purchases of property and equipment and internal software development as part of our ongoing efforts to innovate in the design, user experience, and performance of our websites.
For the nine months ended September 30, 2025 and 2024, cash used in investing activities was $46.6 million and $57.4 million, respectively. The decrease in cash used for investing activities was related to the acquisition of Motorsport Images LLC and Motorsport.com, Inc. in the prior year period.
Financing Activities
For the nine months ended September 30, 2025, cash used in financing was $28.1 million, compared to $53.9 million for nine months ended September 30, 2024. Financing activities for the nine months ended September 30, 2025 included principal payments on our 2019 Term Loans and 2025 Term Loans, offset by proceeds from debt resulting from issuance of the 2025 Term Loans, debt issuance costs, and proceeds from common stock issuance.

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
KPI comparisons for the last twelve months ended September 30, 2024 reflect some impact from the Hollywood strikes.

	Last Twelve Months Ended September 30,
	2025	2024	Increase / (Decrease)
LTM total purchasing customers (thousands)	703	719	(2.3)%
LTM total active annual subscribers (thousands)	304	298	1.7%
LTM paid download volume (millions)[1]	93	94	(1.3)%
LTM annual subscriber revenue retention rate	90.3%	92.2%	-190 bps
Image collection (millions)	600	563	6.7%
Video collection (millions)	35	31	13.2%
LTM video attachment rate	16.4%	16.4%	0 bps
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

Total purchasing customers decreased 2.3% to 703,000 for the last twelve months ended September 30, 2025, compared to 719,000 for the LTM ended September 30, 2024. This decrease can be attributed to lower ALC transaction volume primarily due to the ongoing shift of our customers to more committed annual subscription products. Importantly, the shift into more committed solutions continues to have a positive impact on annual revenue per purchasing customer, which grew by 5.5% to $1,347 for the LTM ended September 30, 2025 from $1,277 for the last twelve months ended September 30, 2024.

Total active annual subscribers

Total active annual subscribers is the count of customers who were on an annual subscription product during the LTM reporting period. This metric provides management and investors with visibility into the rate at which we are growing our annual subscriber base and is highly correlated to the percentage of our revenue that comes from annual subscription products.

Total active annual subscribers increased 1.7% to 304,000 for the LTM ended September 30, 2025 compared to 298,000 for the LTM ended September 30, 2024. Annual subscriber growth was driven by Unsplash+ subscriptions with gains partially offset by iStock subscriptions, where there has been some continued impact from the discontinuation of the free-trial customer acquisition program. We continue to maintain our strategic focus on subscription offerings to provide comprehensive content solutions.

Paid download volume

Paid download volume is a count of the number of paid downloads by our customers in the reported period. This metric informs both management and investors about the volumes at which customers are engaging with our content over time.

Paid download volume was down 1.3% to 93 million downloads for LTM ended September 30, 2025 compared to 94 million for the LTM ended September 30, 2024. We believe that the demand in paid download volumes during the LTM period that had a myriad of macro-economic challenges, is a strong outcome and signals that our content continues to meet our customers evolving needs.
Annual subscriber revenue retention rate

The annual subscriber revenue retention rate calculates retention of total revenue for customers on annual subscription products, comparing the customer’s total booked revenue (inclusive of spend for annual subscription and non-annual subscription products) in the LTM period to the prior twelve month period. For example, LTM annual subscriber booked revenue (the amount of revenue invoiced to customers) for the period ended September 30, 2025 was 90.3% of revenue from these customers in the period ended September 30, 2024. The revenue retention rate informs management and investors on the degree to which we are maintaining or growing revenue from our annual subscriber base. As we continue to focus on growing subscriptions as a percentage of total revenue, revenue retention for these customers is a key driver of the predictability of our financial model with respect to revenue.

    The annual subscriber revenue retention rate decreased to 90.3% for the last twelve months ended September 30, 2025 from 92.2% over the twelve months ended September 30, 2024. The decline in revenue retention was primarily attributable to the absence of certain high-impact events, tied to political, sporting and certain one-time spend, that occurred in the prior year that did not recur during the current year period. As these events are on a multi-year cycle, their absence in the current period led to a year-over-year decline in revenue retention.

Image and Video collection

Image and Video collection is a count of the total images and videos in our content library as of the reporting date. Management and investors can view growth in the size, both depth and breadth, of the content library as an indication of our ability to continue to expand our content offering with premium, high quality, contemporary content to meet the evolving needs of our customers. Image and video collections increased as of September 30, 2025 compared to September 30, 2024. Our image collection grew 6.7% to 600 million images as of September 30, 2025 compared to 563 million as of September 30, 2024. Our video collection grew 13.2% to 35 million videos over the same period.

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

The video attachment rate was flat at 16.4% for the last twelve months ended September 30, 2025 and September 30, 2024. The video attachment rate provides management and investors with an indication of our customers’ level of engagement with our video content offering. Our expansion of video across our subscription products is focused on further increasing the attachment rate over time. The increase in video attachment rates reflects increased customer awareness of our video offering, improved search and site prominence for video content, and upselling of video into subscriptions.
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

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$21,618	$(2,527)	$(115,313)	$14,749
Add/(less) non-GAAP adjustments:
Depreciation and amortization	16,558	15,469	48,179	45,644
Other operating expense – net	10,420	219	39,334	3,627
Loss on litigation	2,614	3,199	8,964	8,013
Interest expense	35,746	34,004	104,977	100,618
Fair value adjustments, foreign exchange and other non-operating (income) expense [1]	(2,193)	27,205	81,685	7,108
Loss on extinguishment of debt	—	—	5,474	—
Income tax (benefit) expense	(10,057)	(1,246)	31,193	22,453
Equity-based compensation expense, net of capitalization	4,004	4,306	12,315	17,454
Adjusted EBITDA	78,710	80,629	216,808	219,666
Capex	14,735	12,482	46,552	42,313
Adjusted EBITDA less capex	63,975	68,147	170,256	177,352
Net (loss) income margin	9.0%	(1.1)%	(16.5)%	2.1%
Adjusted EBITDA margin	32.8%	33.5%	31.0%	31.7%
Adj EBITDA less Capex Margin	26.7%	28.3%	24.4%	25.6%
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

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$21,618	$(2,527)	$(115,313)	$14,749
Add/(less) non-GAAP adjustments:
Equity-based compensation expense	4,004	4,306	12,315	17,454
Tax effect of equity-based compensation expense[1]	(1,023)	(1,100)	(3,140)	(4,455)
Loss on litigation	2,614	3,199	8,964	8,013
Tax effect of loss on litigation, net of recovery[1]	(680)	(832)	(2,332)	(2,085)
Foreign exchange	(1,492)	28,657	78,357	9,796
Tax effect on foreign exchange (loss) gain – net[1]	5	(7,681)	(22,444)	(2,546)
Acquisition related costs	9,932	—	38,228	1,100
Tax effect of acquisition related costs[1]	(1,504)	—	(9,886)	(286)
Loss on debt extinguishment and expensed financing costs	—	—	11,508	—
Tax effect of loss on debt extinguishment and expensed financing costs[1]		—	(2,993)	—
Adjusted net income (loss)	$33,475	$24,022	$(6,736)	$41,739

Earnings per share:
Diluted earnings per share	$0.05	$(0.01)	$(0.28)	$0.04
Adjusted diluted earnings per share	$0.08	$0.06	$(0.02)	$0.10

Weighted average diluted shares	415,204,506	410,473,104	413,751,518	413,276,301
1 Statutory tax rates used to calculate the tax effect of the adjustments.

Critical Accounting Policies

A description of our critical accounting policies that involve significant management judgment appears in our 2024 Form 10-K, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and estimates.” Our accounting policies are also described in Note 2 - Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our 2024 Form 10-K and in Note 2 - Summary of Significant Accounting Policies, to our interim condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the period ended September 30, 2025. We believe our most critical accounting policies include revenue recognition, accrued litigation reserves, and accounting for income taxes.

Item 3.    Quantitative and qualitative disclosures about market risk

    There have been no material changes in our market risk exposures for the quarters ended September 30, 2025 and September 30, 2024, other than those discussed in our 2024 Form 10-K.
Item 4.    Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2025.
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

Item 5. Other Information

Insider Trading Arrangements and Policies

Other than as described in the table below, during the three months ended September 30, 2025, none of the Company’s directors or officers (as defined in Section 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K. The trading arrangements described below were entered into during an open insider trading window and were in compliance with our insider trading policies and procedures. Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” only permits transactions upon expiration of the applicable mandatory cooling-off period under the rule. Actual sale transactions will be disclosed publicly in filings with the SEC in accordance with applicable securities laws, rules, and regulations.

Trading Arrangements
Name and Title	Action	Date Adopted/Terminated	Rule 10b5-1	Total Shares to be Sold	Expiration Date[1]
Chinh Chu, Director[2]	Adopted	8/15/2025	X	15,060,230	11/03/2026
Gene Foca, Senior Vice President, Chief Marketing and Revenue Officer	Adopted	8/18/2025	X	2,048,492[3]	05/29/2026
Ken Mainardis, Senior Vice President, Editorial	Adopted	8/25/2025	X	1,471,060[4]	05/29/2026
Peter Orlowsky, Senior Vice President, Strategic Development	Adopted	8/19/2025	X	285,579[5]	08/31/2026

1 Each plan terminates on the earlier of: (i) the expiration date listed in the table above, (ii) the first date on which all trades set forth in the plan have been executed, or (iii) such date the plan is otherwise terminated according to its terms.
2 Mr. Chu is a current member of the Company’s Board. Mr. Chu currently holds his Getty Images’ securities through CC Capital SP, LP (“CC Capital”) and CC NB Sponsor 2 Holdings LLC, a wholly owned subsidiary of CC Capital (“CC NB Sponsor”). CC Capital and CC NB Sponsor are controlled by Mr. Chu. The 10b5-1 plan was adopted on the date set forth in the table and has an effective date of November 3, 2025.
3 Mr. Foca’s 10b5-1 plan provides for the sale of up to 379,922 shares of Class A common stock, plus the sale of net shares of Class A common stock upon exercise of up to 1,668,570 options. The plan was adopted on the date set forth in the table and has an effective date of November 17, 2025.
4 Mr. Mainardis’ 10b5-1 plan provides for the sale of up to 172,629 shares of Class A common stock, plus the sale of net shares of Class A common stock upon exercise of up to 1,298,431 options. The plan was adopted on the date set forth in the table and has an effective date of November 20, 2025.
5 Mr. Orlowsky’s 10b5-1 plan provides for the sale of up to 100,000 shares of Class A common stock, plus the sale of net shares of Class A common stock upon exercise of up to 285,579 options. The plan was adopted on the date set forth in the table and has an effective date of November 18, 2025.

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
4.1
Third Supplemental Indenture, dated as of October 21, 2025, to the Indenture, dated as of February 19, 2019, by and among Getty Images, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K, filed with the SEC on October 21, 2025)

4.2
Indenture, dated as of October 21, 2025, by and among Getty Images, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed with the SEC on October 21, 2025)

4.3
First Supplemental Indenture, dated as of October 21, 2025, to the Indenture, dated as of October 21, 2025, by and among Getty Images, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K, filed with the SEC on October 21, 2025)

4.4	Form of 14.000% Senior Secured Notes due 2028 included as Exhibit A to Exhibit 4.1 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K, filed with the SEC on October 21, 2025)
4.5
Indenture, dated as of October 21, 2025, by and among Getty Images, Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.5 to the Company’s Form 8-K, filed with the SEC on October 21, 2025)

4.6	Form of 10.500% Senior Secured Notes due 2030 included as Exhibit A to exhibit 4.5 (incorporated by reference to Exhibit 4.6 to the Company’s Form 8-K, filed with the SEC on October 21, 2025)
4.7
Escrow Agreement, dated as of October 21, 2025, by and among U.S. Bank National Association, as Escrow Agent, U.S. Bank Trust Company, National Association, as trustee, and Getty Images, Inc. (incorporated by reference to Exhibit 4.7 to the Company’s Form 8-K, filed with the SEC on October 21, 2025)

10.1*.**
Amendment No. 1, dated as of August 27, 2025, to Stockholders Agreement, dated as of December 9, 2021 by and among Vector Holdings, LLC (now known as Getty Images Holdings, Inc.), and each of the stockholders thereto.

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
_________________________________
* Filed herewith.
** Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on November 10, 2025.

GETTY IMAGES HOLDINGS, INC.

By:	/s/ Craig Peters
Name:	Craig Peters
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jennifer Leyden
Name:	Jennifer Leyden
Title:	Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Chris Hoel
Name:	Chris Hoel
Title:	Chief Accounting Officer
(Principal Accounting Officer)