Form 10-K
period 2025-12-31
Getty Images Holdings, Inc.
filed 2026-03-16
CIK 1898496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of Getty Images Holdings, Inc. on June 30, 2025, based on the closing price of $1.66 for shares of Class A common stock of Getty Images Holdings, Inc. as reported by the New York Stock Exchange on June 30, 2025, was approximately $82,569,950. For purposes of this calculation, shares of Class A common stock beneficially owned by each executive officer, director, and holders of 5% or more of our Class A common stock have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 11, 2026, 417,765,616 shares of Class A common stock, par value $0.0001 per share of Getty Images Holdings, Inc. were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the 2026 Annual Meeting of Stockholders of Getty Images Holdings, Inc. are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of Getty Images Holdings, Inc.’s fiscal year ended December 31, 2025.

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
•our incurrence of debt, including related interest rate volatility and rising interest costs, which could have a negative impact on our financing options and liquidity position;
•our need to seek additional capital and any related inability to obtain additional capital on commercially reasonable terms;
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

PART I
Item 1.    Business.
The Company
Getty Images Holdings, Inc. is a Delaware corporation with its corporate headquarters located at 605 5th Ave S., Suite 400, Seattle, Washington 98104, telephone number (206) 925-5000, internet website address www.gettyimages.com. Our internet website and content contained therein or connected thereto are not incorporated by reference into this Annual Report. References to “Getty Images,” the “Company,” “we,” “our” and “us” and similar terms mean Getty Images Holdings, Inc. and its subsidiaries, unless the context otherwise requires.
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

Getty Images Performance Snapshot

A preeminent global visual content creator and marketplace

Comprehensive product offering across the **entire value spectrum**	**Premium library** underpinned by **exclusive content**	Search business with **built-in feedback loop**	**Trusted long-term relationships** with enterprise-level customers
$981mm Revenue	**~73%** Revenue Less Cost of Revenue as a % of Revenue[1]	**~33%** Adj. EBITDA Margin[1]	**~54%** Subscription Revenue[1]
2.5B+ Searches Per Year	**28K+** API Integrations	**645mm+** Total Visual Assets	**6.2%** Annual Subscription Revenue CAGR[2]
200+ Countries	**~75%** Exclusive Content Revenue[3]	**83K+** Exclusive Contributors	**115+** Staff Photographers and Videographers

Note: Financial Data, Searches, Visitors, Assets, Contributors, and Staff data for Getty Images are as of LTM December 31, 2025 unless stated otherwise.
[1] LTM 12/31/2025 metric as % of LTM 12/31/2025 total revenue.
[2] Annual Subscription Revenue CAGR from 2021 to 2025.
[3] Exclusive Content Revenue as % of total revenue in 2025.

gettyimages

1

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

•Getty Images is our premium offering focused on corporate, agency, and media customers, serving the full breadth of our customers’ content needs by combining the highest quality content with premium support and customized rights and protections. Customers can purchase on an a la carte basis and through subscriptions, including our “Premium Access” product, where we enable customers to access our complete library of creative and editorial images and video and music, via one website and one set of terms. Our assignment capabilities along with our Custom Content offering, a subscription product that leverages Getty Images’ global network of photographers and videographers to create customized and exclusive project-specific content, enables Getty Images to produce cost-effective content to meet the specific needs of customers. In the fall of 2023, we launched Generative AI by Getty Images which is designed to be a commercially safe AI image generation service that is trained with Getty Images creative content.

•iStock is our value offering of creative stills and videos, which provides a significant volume of exclusive image and video content to small to medium sized businesses, furnishing them with a powerful and cost-efficient means to produce and maintain their visual narrative. Customers can purchase on an a la carte basis and through a range of monthly and annual subscription options. Customers can also use Generative AI by iStock to create, ready to use AI generated content that is designed to be commercially safe and is trained with Getty Images creative content.
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
•In recent years, we have shifted revenues toward subscription products including annual subscription products to drive revenue growth and durability. As of December 31, 2025, annual subscriptions represented more than half of total revenue. We offer a complete range of subscription products on our Getty Images, iStock and Unsplash websites. Our Premium Access subscription offers all of Getty Images’ Creative and Editorial image and video content and music in one subscription. We similarly continue to see more subscription adoption in e-commerce through our iStock subscription, which includes images, video and music, and Unsplash+, which is an unlimited image-only subscription. In all cases, our annual subscriptions provide greater customer and revenue visibility and upside through expanded consumption and ongoing cross-sell and upsell opportunities via our dedicated Customer Success team.

Content & Services
While we go to market through our Getty Images, iStock, and Unsplash brands, we categorize our content and services into three categories — Creative, Editorial and Other.
•Creative: Creative is comprised of RF photos, illustrations, vectors, videos, and generative AI-services that are released for commercial use and cover a wide variety of commercial, conceptual, and contemporary subjects, including lifestyle, business, science, health, wellness, beauty, sports, transportation and travel. This content is available for immediate use by a wide range of customers with depth, breadth, and quality, allowing our customers to produce impactful websites, digital media, social media, marketing campaigns, corporate collateral, textbooks, movies, television, and online video content relevant to their target geographies and audiences. We primarily source Creative content from a broad network of professional, semi-professional, and amateur creators, many exclusive to Getty Images. We have a global creative insights team dedicated to providing briefing and art direction to our exclusive contributor community. Creative represents 56.7%, 58.9% and 63.1% of our revenue of which 58.2%, 56.0% and 52.2%1 is generated through our annual subscription products, for the years ended December 31, 2025, 2024 and 2023, respectively. Annual Subscription products include products and subscriptions with a duration of 12 months or longer, Unsplash API, and Custom Content.
•Editorial: Editorial is comprised of photos and videos covering the world of entertainment, sports and news. We combine contemporary coverage of events around the globe with one of the largest privately held archives globally with access to images spanning all the way back to the beginning of photography. We invest in a dedicated editorial team which includes over 115 staff photographers and videographers to generate our own coverage in addition to coverage from our network of content partners. Editorial represents 37.7%, 36.8% and 35.0% of our revenue, of which 53.5%, 53.7% and 53.3% is generated through our annual subscription products, for the years ended December 31, 2025, 2024 and 2023, respectively. Annual Subscription products include subscriptions with a duration of 12 months or longer.
•Other: Other represents 5.6%, 4.3%, and 1.9% of our revenue for the years ended December 31, 2025, 2024, and 2023, respectively. This includes data access and/or licensing, music licensing, digital asset management, distribution services and print sales.
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
Comprehensive Premium Product Offering
Our differentiated, authentic and high-quality content offering is generated through:
•A growing base of more than 600,000 contributors, of which over 83,000 are exclusive to Getty Images.
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
•Nearly 400 dedicated staff content experts across creative and editorial who guide and contribute to the creation of over 11 million new visual assets per quarter and have been recognized with more than 1,600 major industry awards including the 2022 Pulitzer Prize for Breaking News Photography, World Press Photo, Picture of the Year International, Sony World Photography Awards, White House Photographer of the Year, The Lucie Awards, Visa d’Or, Ville de Perpignan Remi Ochlik, UK Picture Guild Awards, Press Photographer of the Year, Sports Photographer of the Year and Creative Review Photography Annual.
1 Prior year percentage has been restated to conform to the current year presentation.

•A unique comprehensive visual archival collection covering a broad range of geographies, time periods and content categories such as news, sport, celebrity, music and fashion.
Collectively, these represent a growing library of over 645 million total assets that delivers unmatched depth, breadth, and quality to meet the expanding needs of our growing customer base. For more information, see “—Our Content Contributors” below.
Customers
Our customers are in the categories of corporate, agency and media. For the year ended December 31, 2025, corporate, media, and agency customers contributed approximately 59%, 29%, and 12%, of revenue, respectively. Through our brands Getty Images, iStock and Unsplash, we reach customers from the largest enterprises to the smallest businesses and individual creators. In addition, we maintain deep integrations with internet platforms, ensuring broad access to our content across the creative economy.
Getty Images is privileged to work with the world’s leading companies every day. In 2025 and 2024, over 70% of our booked revenues were from customers that have a tenure as a customer of 10 years or more. In addition to maintaining strong revenue from highly tenured customers, we added more than 365,000 new customers during the year ended December 31, 2025.
We also have strong revenue diversification. For the year ended December 31, 2025, our top ten customers contributed less than 10% of our booked revenue.
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

In 2023, we launched a generative AI image tool, enhancing our offerings to our customers. It is trained on Getty Images creative content and data and provides customers with images designed to be commercially safe, while compensating contributors for the use of their copyrighted works as training data.
Marketing

Since 2019, we have improved our marketing efficiency, which has driven acceleration in our new customer growth, with new customers per million dollars of digital marketing spend increasing by more than 20% in 2025 when compared to 2019, driven by marketing efficiency which helps drive new customer acquisition. We shifted our marketing mix to take advantage of free website traffic through affiliate partnerships, expanded our geographic investment, invested in search engine optimization, and implemented a rigorous data-driven e-commerce business. These steps have improved our marketing returns, resulting in decreased customer acquisition cost (since 2019 down by over 15% to $146 in 2025) and improved revenue opportunity and customer lifetime value.

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
•Partnered with leading technology companies to develop image and video generative AI models and services designed to be commercially safe that compensate creators on a recurring basis for the use of their content as training data.
•Extended search experience to accept natural language queries, allowing customers to be more expressive in their searches and, in turn, we better understand their intent and serve content that meets their needs.
•In 2025, Getty Images proactively managed its capital structure by: refinancing and extending its Term Loan maturities to 2030; completing the Permitted Debt Exchange Offer to exchange a portion of the 2025 USD Term Loans into 11.250% Senior Secured Notes; exchanging of its 2019 Senior Unsecured Notes for 2025 Senior Secured Notes to extend the maturities to 2028; and issuing 10.500% Senior Secured Notes in support of its proposed merger with Shutterstock, Inc. (each capitalized terms, as defined elsewhere in this Annual Report on Form 10-K) Please refer to “Note 10 — Debt” in our consolidated financial statements for more discussion on our debt refinance.
We believe that our transformation and investments, together with the changes driving industry growth, set the stage for our next phase of growth.
Growth Strategies
We believe we are well-positioned to continue generating revenue and cash flow by capitalizing on the increasing demand for visual content driven by long-term trends through our differentiated end-to-end content offering, our established brands and corresponding market coverage, and our strong value proposition to customers and content providers. We anticipate our future growth to be driven by the following strategies:
Capturing growth within the Corporate Market: The corporate market has been a clear and steady source of growth over the last several years and we believe a large corporate market opportunity still exists. To capture this opportunity, we aligned our sales force and their incentives to target further penetration and upsell of the corporate market. Furthermore, we increased our customer service capabilities and resources against the segment and launched new and upgraded products to better meet corporate needs. Through our Custom Content product, we are able to leverage our contributor network to deliver budget-friendly custom photos, illustrations and videos to customers. Through continued investment and focus, our management believes that it can further accelerate growth across the corporate segment.
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

~45%
~48%
~52%
~54%
~54%
~60%
FY21A
FY22A
FY23A
FY24A
FY25A
Long Term Potential

1Represents annual subscription product revenue as a percentage of total revenue (excluding certain retired products).
Continue to grow video consumption: The video attachment rate, a measure of the percentage of total paid customer downloaders who are video downloaders, decreased to 15.9% for the year ended December 31, 2025 from 16.5% for the year ended December 31, 2024. However, approximately 33% of Getty Images and 13% of iStock customers purchase video. We expect more customers to use video in the future, which we believe creates a stickier customer that potentially consumes and spends more on our platform.
Video Attachment Rate 1

12.1%
13.1%
14.1%
16.5%
15.9%
FY21A
FY22A
FY23A
FY24A
FY25A

1Attachment is calculated as % of downloaders who downloaded video from all offerings (inclusion of subscription and non-subscription products).
Increase wallet share within existing customer base: We expect to increase wallet share with existing customers by upselling into larger subscription products with increased download caps and breadth of content. Additionally, we can cross sell into products such as Generative AI, Custom Content, music, and Media Manager, our digital asset management product. These offerings drive increases in Average Annual Revenue per User (“ARPU”) from our customers and can drive high customer retention.
Monetize and expand reach into growing long-tail creator economy: Unsplash attracts more than 14 million visitors per month, has over 26,000 API integration, and averages over 91 million monthly image downloads, which we believe reflects the significant opportunity across the “long tail” creator economy. We are monetizing existing API integrations through licensing fees and Unsplash+, an unlimited subscription that launched October 2022, that includes premium content (with corresponding license protections) to Unsplash users.

Opportunities for AI, data and insights: We have partnered with leading AI innovators to develop generative AI models that are designed to deliver commercially safe image and video generation and editing services. As part of these efforts, in 2023 we launched Generative AI by Getty Images and in early 2024 Generative AI by iStock, which are designed to be commercially-safe AI text to image generation services, available on gettyimages.com and istock.com. We have and will continue to leverage Artificial Intelligence and Machine Learning capabilities to improve the relevance and effectiveness of our imagery, our search efficiency and enable image editing. We are continuously investing to bring unique capabilities and insights to increase customer stickiness and to drive new revenue streams. Getty Images also licenses the use of its visual assets and associated metadata to customers in connection with the development of artificial intelligence and machine learning tools.
Pursue accretive and strategic acquisitions: We have a successful track record of executing and integrating acquisitions. We have been able to leverage our content, brands, and large customer base to enter related, but adjacent markets to achieve efficiencies and accelerate growth.
Our Content Contributors
The content we license to our customers is sourced from more than 600,000 photographers, videographers, illustrators, and image partners from almost every country in the world. We do not rely on any single individual or group of suppliers to meet our content supply needs. Content sourced from any single content supplier accounted for no more than 3% of revenue in the year ended December 31, 2025. As of December 31, 2025, we owned or licensed over 645 million images and videos.
We have over 115 staff photographers and videographers and over 83,000 exclusive contributors. These exclusive relationships allow for transparent information and the sharing of research and insights with contributors. Approximately 75% of our revenue was generated from exclusive content during 2025 highlighting customer demand for high quality, differentiated content in a world with nearly infinite visual content. For the year ended December 31, 2025, we paid over $220 million in royalties to our content contributors, which includes content partners.
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
Staff and Freelance photographers/videographers
We have over 115 full-time staff photographers and videographers, who supply Editorial photos and video content across news, sports, and entertainment. These staff professionals are award-winning experts in their fields and are employed by Getty Images. For most staff-produced content, we pay very limited, if any, royalties. We also utilize our global network of freelance photographers to cover events. In many cases, we own the resulting copyright and pay no royalties as these photographers are paid a set rate to shoot the event.
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

Competition
The market for digital content and related services is highly competitive and rapidly evolving. Our current and potential domestic and international competitors range from large established companies to emerging start-ups across different industries. Our competitors include: online marketplaces and traditional stock content suppliers of current and archival creative and editorial imagery and stock video; specialized visual content companies in specific geographic regions; providers of free images, music and video and related tools; websites specializing in image search, recognition, discovery and consumption; websites that host and store images, art and other related products; those providers of visual content creation and editing tools that include integrated stock content in their product or software as a service offering; providers of cloud-based digital asset management tools; social networking and social media services; generative AI-services; and freelancers, commissioned photographers and photography agencies. There are also a very large number of small stock photography and video agencies, image content aggregators and individual photographers throughout the world with whom we compete. We also compete for content contributors on the basis of several similar factors including ease and speed of the upload and content review process; the volume of customers who license their submitted content; contributor commission models and practices; the degree to which contributors are protected from legal risk; brand recognition and reputation; the effective use of technology; the global nature of our interfaces; and customer service. Additionally, we compete with in-house or self-created content. We believe our principal competitors for creative content include bundled offerings (e.g., Canva, Adobe), pre-shot digital content providers (e.g., Shutterstock, 123RF, Dreamstime and AdobeStock), freelancer networks (e.g., Fiverr) and GenAI (e.g. Midjourney, Dall-E, Stable Diffusion, Google, Microsoft, Meta) and our principal competitors for editorial content include the Associated Press and Reuters, as well as a myriad of specialist agencies.
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
Employees
As of December 31, 2025, we had nearly 1,650 employees, of which approximately 61% were located in the Americas region, approximately 31% in the Europe, Middle East and Africa (“EMEA”) region, and the remainder in the Asia-Pacific region. Some of our employees in Brazil, Germany, France, Italy, and Spain are subject to collective bargaining agreements that set minimum salaries, benefits, working conditions and/or termination requirements. We consider our employee relations to be good. See “Item 1A. Risk Factors—The loss of key personnel, an inability to attract and retain additional personnel or difficulties in the integration of new members of our management team into our Company could affect our ability to successfully grow our business.”
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
Employee Opportunity
Our nearly 1,650 employees come from 32 countries, and include working parents, military spouses and veterans. They bring a wide berth of perspectives and experiences to drive our mission.
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
•The Delaware Personal Data Privacy Act (“DPDPA”), which regulates how we can collect and process the personal data of Delaware residents.
•The Iowa Consumer Data Protection Act (“ICDPA”), which regulates how we can collect and process the personal data of Iowa residents.

•The Nebraska Data Privacy Act (“NDPA”), which regulates how we can collect and process the personal data of Nebraska residents.
•The New Hampshire Data Privacy Act (“NHDPA”), which regulates how we can collect and process the personal data of New Hampshire residents.
•The New Jersey Data Privacy Act (“NJDPA”), which regulates how we can collect and process the personal data of New Jersey residents.
•The Tennessee Information Protection Act (“TIPA”), which regulates how we can collect and process the personal data of Tennessee residents.
•The Minnesota Consumer Data Privacy Act (“MCDPA”), which regulates how we can collect and process the personal data of Minnesota residents.
•The Maryland Online Data Protection Act (“MODPA”), which regulates how we can collect and process the personal data of Maryland residents.
•The Indiana Consumer Data Protection Act (“ INCDPA”), which regulates how we can collect and process the personal data of Indiana residents.
•     The Kentucky Consumer Data Protection Act (“KCDPA”), which regulates how we can collect and process the personal data of Kentucky residents.
•     The Rhode Island Data Transparency and Privacy Protection Act (“ RIDTPPA”), which regulates how we can collect and process the personal data of Rhode Island residents.
•The E.U. AI Act, and the laws, rules and regulations directly relating to the use of AI or extending the application of existing laws, rules and regulations to AI systems and outputs adopted by U.S. states, including Colorado and California.

In particular, we are subject to U.S. federal and state, and foreign laws and regulations regarding privacy and data protection as well as foreign, federal and state regulation. In certain instances, we may also have obligations under several U.S. state data breach or breach notification laws. Foreign data protection, privacy, content regulation, consumer protection, and other laws and regulations can be more restrictive than those in the United States and often have extraterritorial application, and the interpretation and application of these laws are continuously evolving and remain in flux. See “Item 1A. Risk Factors—We collect, store, process, transmit and use personal data, which subjects us to governmental regulation and other legal obligations related to privacy, information security and data protection in many jurisdictions. Any cybersecurity breaches or our actual or perceived failure to comply with such legal obligations by us, or by our third-party service providers or partners, could harm our business, and could result in regulatory investigations, enforcement actions, fines, litigation, reputational harm and increased compliance costs, any of which could materially adversely affect our business, financial condition and results of operations.”

In addition, from a taxation perspective, there are applicable and potential government regulatory matters that may impact us. In particular, certain provisions of the Tax Cuts and Jobs Act of 2017 (the “TCJA”) have had and will continue to have an impact on our financial position and results of operations. The TCJA continues to be subject to further regulatory interpretation and technical corrections by the U.S. Treasury Department and the I.R.S. and therefore, the full impact of the TCJA on our tax provision may continue to evolve. Further, we continue to remain subject to uncertainty related to foreign jurisdictions’ potential reactions to the TCJA, as well as evolving regulatory views and legislation regarding taxation of e-commerce businesses such as the Organization for Economic Cooperation and Development’s Base Erosion and Profit Shifting proposals and other country specific digital tax initiatives. On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the U.S. The OBBBA includes various tax provisions, such as extending and modifying certain Tax Cuts and Jobs Act provisions and the international tax framework. The Company expects these changes to reduce its annual U.S. tax liability and cash taxes in 2025 and 2026. As these and other tax laws and related regulations continue to evolve, our financial results could prospectively be materially impacted. See “Item 1A. Risk Factors—Our operations may expose us to greater than anticipated income and transaction tax liabilities that could harm our financial condition and results of operations.”
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
Copies of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 may also be obtained by stockholders without charge upon written request to: Getty Images Holdings, Inc., 605 5th Ave S., Suite 400, Seattle, Washington 98104, ATTN: Investor Relations.
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
◦Our need to seek additional capital and any related inability to obtain additional capital on commercially reasonable terms;
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
◦Our inability to acquire or integrate new businesses, content, and product lines;
◦Potential for goodwill or other intangible asset impairment charges;
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
◦Class A common stock price volatility and related NYSE listing rules compliance;
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
◦Because the exchange ratio in the Merger Agreement is fixed and because the market price of Shutterstock and our Class A common stock has and may continue to fluctuate prior to the completion of the Merger, we cannot be sure of the market value of our Class A common stock that will be paid to Shutterstock stockholders as consideration in the Merger; and
◦Our stockholders will have a reduced ownership and voting interest in Getty Images following the merger as compared to their ownership and voting interest in us and will exercise less influence over management.
Operational Risks Related to Our Business
Our business depends in large part on our ability to attract new and retain existing and repeat customers.
More than a majority of our revenue is derived from customers who have licensed content from us in the past. We are also increasingly seeing the mix of revenue shift to committed revenues from annual subscription products. We must ensure that existing customers remain active customers and that we are successful in renewing our committed content agreements, including Premium Access agreements and iStock annual subscriptions. Our future performance largely depends on our ability to attract new and retain existing customers. We employ various customer experience, content, marketing and pricing strategies to incentivize customers to seek and use our content. Our customer experience strategies may be unsuccessful, due to lack of available and desirable content, the depth and breadth of our current and future product offerings, lack of differentiated content, a decline or failure in the quality and accuracy of our search algorithms, the features and functionality of our websites, payment systems and effectiveness of our sales support. As new and emerging platforms and content distribution systems continue to emerge, including but not limited to generative AI generated content and services powered by generative AI, including open-source generative AI, our customers may no longer want to source content from distributors such as us. In addition, our marketing strategies may not attract new customers, our content strategies may not attract relevant content from a suitably diverse network of suppliers and our pricing strategies may discourage purchases. To the extent that we are unable to attract new customers, our costs to acquire and retain customers increase, or our existing customers do not continue to license content from us for these or any other reasons, our results of operations and financial condition could be materially and adversely affected.
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

In addition, new competitors may enter our market, including those that rely on generative AI technologies. They and existing competitors could focus investment in creating, sourcing, archiving, indexing, reviewing, searching, purchasing or delivering content more easily, including within existing or new creative workflows such as software as a service solutions that package visual content into creative and design services, or more affordably. The barriers to creating a website platform that allows for the license of digital content are low, especially when considering open-source generative AI that requires minimal resources to produce, which could result in greater competition. New entrants, as well as existing competitors, may raise significant amounts of capital (or leverage relationships with other competitors or investors) and they may choose to prioritize increasing their market share and brand awareness over profitability, including, for example, by investing more in content offerings, marketing or pricing strategies such as delivering AI generated content, offering higher royalties for exclusivity or lowering content prices. Some of these new competitors may also invest in other existing competitors, increasing market pressure on our offerings.
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
These and other increased costs associated with operating as a public company have in the past and may continue to decrease our net income or increase our net loss and may cause us to reduce costs in other areas of our business or increase the prices of our products or services to offset the effect of such increased costs. Although we continue to evaluate and manage our costs, the ability to effectively manage such costs is subject to risks and uncertainties, and we cannot be sure that these activities, or any other activities that we may undertake in the future, will achieve the desired cost management or efficiencies. Failure to effectively manage our costs, whether as a result of being a public company or otherwise, could adversely affect our results of operations and financial condition and curtail investment in growth opportunities
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to report our financial results accurately or in a timely fashion, and we may not be able to prevent fraud; in such case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock.
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
The market for commercial digital imagery and other content is a rapidly changing market, characterized by changing technologies, intense price competition, the introduction of new competitors, evolving industry standards, changing and diverse regulatory environments, frequent new service announcements and changing consumer demands and behaviors. Our inability to anticipate these changes and adapt our business, platform, and offerings could undermine our business strategy. Our business strategy and projections, including those related to our revenue growth and profitability, rely on a number of assumptions about the market for commercial digital content, including the size and projected growth of the imagery and video markets over the next several years. Some or all of these assumptions may be incorrect. In particular, our growth is highly dependent upon the continued demand for commercial digital content. To the extent that demand for commercial digital content does not continue to grow as expected or decreases, our revenue growth and profitability may be materially and adversely affected. Our growth strategy is dependent, in part, on our ability to timely and effectively launch new products and services, the development of which are uncertain, complex and costly. In addition, we may be unable to successfully and efficiently address advancements in distribution technology, marketing and pricing strategies and content breadth and availability in certain or all of these markets, which could materially and adversely affect our growth prospects and results of operations.
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
We are also using and may continue to use certain generative AI tools and/or in our business. If the recommendations that these tools assist in producing are or are alleged to be deficient, inaccurate, biased or otherwise problematic, our reputation may be adversely affected. In addition, the introduction of generative AI tools into our business may negatively impact our workplace culture and ability to attract and retain employees if generative AI tools are viewed as displacing workers. Accordingly, our use of, or perceptions of the way that we use, generative AI could adversely affect our business, brand, financial condition or results of operations. In addition, we may rely on AI tools or models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from matters over which we may have limited visibility.
If we cannot continue to innovate technologically or develop, market and sell new products and services, or enhance existing technology and products and services to meet customer requirements, our ability to grow our revenue could be impaired.
Our growth largely depends on our ability to innovate and add value to our existing creative platform and to provide our customers and contributors with a scalable, high-performing technology infrastructure that can efficiently and reliably handle increased customer and contributor usage globally, as well as the deployment of new features. For example, AI and products, including but not limited to generative AI, require additional capital and resources. Without improvements to our technology and infrastructure, our operations might suffer from unanticipated system disruptions, slow performance or unreliable service levels, any of which could negatively affect our reputation and ability to attract and retain customers and contributors. We are currently making, and plan to continue making, investments to maintain and enhance the technology and infrastructure and to evolve our information processes and computer systems in order to run our business more efficiently and remain competitive. We may not achieve the anticipated benefits, significant growth or increased market share from these investments for several years, if at all. If we are unable to manage our investments successfully or in a cost-efficient manner, our business and results of operations may be adversely affected.
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
Further, our customer base is diverse, but trends in their industries present risks to our business. In recent years, traditional outlets for media and advertising, such as newspapers, magazines, book publishing and television, have experienced consolidation and undergone other significant changes, and, in many cases, also experienced diminishing readership and viewership, as applicable, and ultimately periodic declines in revenues and profitability. Corporate in-house content users have experienced reduced budgets and shifts in use patterns that have changed the way they acquire and use our content, including an increase in reliance on in-house creative and marketing capabilities, and software as a service solutions that package visual content into creative and design services instead of outsourcing this work to agencies. We have also seen an increasing shift away from print media to digital and online media use. Content used online has historically been characterized by lower resolutions and lower price points but potentially significantly higher volumes than print-based applications. If we are unable to adapt our content offerings and distribution technology to address any current or future changes to customer industries, our future growth prospects and results of operation could be materially and adversely affected.
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
Operating internationally and continuing to expand our business to attract new customers and content suppliers in geographies other than North America and Western Europe is important to our continued success and growth. For each of the years ended December 31, 2025, 2024 and 2023, approximately 50% of our revenue was derived from customers located outside of the United States. We expect to continue to devote resources to international expansion through exploring acquisition and foreign distributor partnership opportunities, as well as through expanding our foreign language marketing of offerings and further localizing our content library and user experience for foreign markets. Our ability to expand our business and to attract talented employees, customers and content suppliers in an increasing number of international markets requires considerable management attention and resources and is subject to the particular challenges of supporting a growing business in an environment of multiple languages, cultures, customs, political regimes, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. Moreover, as military conflicts in Ukraine, the Middle East, and South America continue, there can be no certainty regarding whether such governments or other governments will impose additional sanctions or other economic or military measures. We cannot provide assurance that current sanctions or potential future changes in sanctions will not have an adverse impact on our operations. Expanding our international focus may subject us to risks that we have not faced before or increase risks that we currently face, certain of which are described elsewhere in these “Item 1A. Risk factors,” including risks associated with:
•modifying and customizing our content, technology, pricing and marketing efforts to appeal to foreign customers and attract foreign content suppliers;
•changes to domestic and international intellectual property, privacy and rights of publicity laws;
•higher costs associated with doing business internationally, including increased taxes, tarrifs, and foreign currency fluctuations;
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
Foreign governments, or internet service providers acting pursuant to foreign government policies or orders, of one or more countries may seek to limit content available through our e-commerce platform in their country, restrict access to our products and services from their country entirely, or impose other restrictions that may affect the accessibility of our services in their country for an extended period of time or indefinitely if our services, or the content we distribute, are deemed to be in violation of their local laws and regulations. For example, domestic internet service providers have previously blocked access to certain content in China and other countries, such as Iran and Russia, have previously restricted access to specific content. If access to our services is restricted, in whole or in part, in one or more countries or our competitors can successfully penetrate geographic markets that we cannot access, our reputation among our customers, contributors and employees may be negatively impacted, our ability to retain or increase our contributor and customer base may be adversely affected, we may not be able to maintain or grow our revenue as anticipated, and our financial results could be adversely affected.

The impact of currency fluctuations could adversely and materially affect our business and results of operations.
Our foreign operations are exposed to foreign exchange rate fluctuations as our financial results are translated from the local currency into U.S. Dollars upon consolidation. If the U.S. Dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased revenue, operating expenses and net income. Similarly, if the U.S. Dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased revenue, operating expenses and net income. As exchange rates vary, sales and other results of operations, when translated, may differ materially from expectations. For the years ended December 31, 2025, 2024 and 2023, 44%, 45% and 44% of our revenue was denominated in foreign currencies, respectively. In addition, approximately 38%, 36% and 35% of our SG&A (as defined below) and capital expenditures for the years ended December 31, 2025, 2024 and 2023 were denominated in foreign currencies, respectively.
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
We have, at times, experienced growth in terms of revenues, customers and content offerings, and we may not be able to maintain our historical rate of growth in certain product lines or replicate this growth with other product lines or across geographies. Our growth strategy may require us to commit substantial financial, operational and technical resources to current operations, which may divert such resources away from other potentially profitable ventures, without any guarantee of a similar return on any such investments. Further, even if we do achieve the desired growth, such growth could also strain our ability to maintain reliable operation of our websites or our relationships with customers and content suppliers and acquire relevant content. This in turn could negatively impact our ability to develop and improve our operational, financial and management controls and systems. If we fail to effectively manage or support future growth, or if we are otherwise negatively impacted by our efforts to grow our product lines, our business, results of operations and financial condition may be materially and adversely affected.
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

An important component of our global business is the secure transmission of proprietary information and the transaction of commerce over the internet. We and our third-party service providers collect and maintain proprietary information and personal information in connection with servicing our customers and content suppliers and other related processes on our websites and systems, and, in particular, in connection with processing and remitting payments to and from our customers and content suppliers, and are therefore exposed to security and fraud-related risks, which are likely to become more challenging as we expand our operations and as technology evolves and could be enhanced or facilitated by AI. In addition, we collect proprietary information and personal information of third-party vendors and distributors, as well as our employees. Although we maintain security features on our websites and systems, designed to detect, prevent and provide protections against compromises of our systems or data, and utilize security measures such as encryption and authentication technology, we are subject to cyberattacks and are the target of computer viruses, hackers, distributed denial of service attacks, malware infections, ransomware attacks, phishing and spear-phishing campaigns, and/or other external hazards, as well as improper or inadvertent workforce behavior which, could expose confidential company and personal data systems and information to security breaches. Our security measures may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in and transmitted by our websites and system. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication to effectively secure transmission of the proprietary information that we process for our customers, employees, vendors, distributors and content suppliers, and such technology may fail to function properly or may be compromised or breached. Additionally, we use third-party co-location and cloud service vendors for our data centers and application hosting, and other third-party vendors for some of the software and services that we use to operate the business, and their security measures may not prevent security breaches and other disruptions that may jeopardize the security of information stored in and transmitted through their systems. Further, some of the software and services that we use to operate our business, including our internal e-mail and customer relationship management software, are hosted by third parties. It is possible that a breach of any of these systems could go undetected for an extended period of time.

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
We may not be successful in acquiring or integrating new businesses, content, and product lines.
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
Although we believe our cash, cash equivalents and short-term investments, as well as future cash from operations and cash available from financing activities, including amounts available under our revolving credit facility, provide adequate resources to fund ongoing operating requirements for the foreseeable future, we may need to seek additional financing to compete effectively.
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
As of December 31, 2025, we had $2.006 billion in aggregate principal amount of total debt (inclusive of $628.4 million in connection with our merger). Additionally, our revolving credit facility has remaining borrowing capacity of $150.0 million as of December 31, 2025. Our overall leverage and the terms of our financing arrangements could:
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

Our ability to meet expenses and debt service obligations, including related interest rate volatility and rising interest costs, will depend on our future performance, which could be affected by financial, business, economic and other factors. In addition, a breach of any of the covenants in our outstanding debt agreements or our inability to comply with the required financial ratios could result in a default under our debt instruments, including the revolving credit facility (as amended). If an event of default occurs, our creditors could elect to declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable and/or require us to apply all of our available cash to repay borrowings. If we are not able to pay our debt service obligations we may be required to refinance all or part of our debt, sell assets, borrow more money or raise additional equity capital.

Risks Related to Global Economic Conditions
The impact of worldwide economic, political, social and other conditions may adversely affect our business and results of operations.
Global economic, political and social conditions can affect the business of our customers and the markets they serve, as well as disrupt the business of our vendors, third-party resellers and strategic partners. Numerous external forces beyond our control, including generally weak or uncertain economic conditions, economic downturns, supply chain disruptions, rising interest rates, inflation, tariffs and trade restrictions, including the imposition and enforceability of tariffs or other changes in trade policies and related uncertainties, negative or uncertain political climates, changes in government, global health epidemics (such as COVID-19), natural disasters and the impact from climate change, geopolitical conflicts and military conflicts in Europe, the Middle East, and South America, government shutdowns and/or the financial stability of the banking industry could adversely affect our financial condition. Particularly, our financial condition is affected by worldwide economic conditions and their impact on content generation and marketing and advertising spending. Expenditures by our customers generally tend to reflect overall economic conditions, and to the extent that the economy stagnates as a result of macroeconomic conditions, companies may reduce their spending with us. To the extent that overall economic conditions reduce spending on digital content, our ability to retain current and obtain new customers could be hindered, which could reduce our revenue and negatively impact our business.
Further, economic, political and social macro developments in the United States, Europe, and Asia could negatively affect our ability to conduct business in those territories. Financial difficulties experienced by our customers, third-party resellers, vendors and strategic partners due to economic volatility, rising interest rates, supply chain disruptions, inflation, tariffs, trade restrictions and related uncertainties, including the imposition or enforceability of tariffs, trade controls and other trade barriers or retaliation for those measures by other countries and uncertainties regarding the ability to obtain refunds for previously paid tariffs that have subsequently been invalidated or other unfavorable changes could result in these companies scaling back operations, exiting businesses, merging with other businesses or filing for bankruptcy protection and potentially ceasing operations, all of which could adversely affect our business, financial condition and results of operations.
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

Our future success depends in large part upon the continued service of the members of our executive management team and key employees. All members of our executive management team are subject to employment agreements. In addition, our success also depends on our ability to attract and retain qualified technical, sales and marketing, customer support, financial and accounting, legal and other managerial personnel, as well as high quality photographers for our product line covering entertainment, sports and news (“Editorial”). The competition for skilled personnel in the industries in which we operate is intense. Our personnel generally may terminate their employment at any time for any reason. We may incur significant costs to attract and retain highly skilled personnel, and we may lose new employees to our competitors before we realize the benefit of our investment in recruiting them. As we move into new geographies, we will need to attract and recruit skilled personnel across functional areas. Some of our employees in Brazil, Germany, France, Italy, and Spain are subject to collective bargaining agreements and employees in other jurisdictions may unionize. If we fail to attract new personnel or if we suffer increases in costs or business operations interruptions as a result of a labor dispute, or fail to retain and motivate our current personnel, we might not be able to operate our businesses effectively or efficiently, serve our customers properly or maintain the quality of our content and services.
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
Although we may have insurance to cover indemnification claims, we have incurred, and will continue to incur, legal fees and other expenses, as well as a diversion of management time and resources related to such claims and related settlements, which may increase over time, and adversely affect our financial condition and results of operations.
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
•the development of AI models, including training data;
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
•The CCPA, CPA, CTDPA, FDBR, MTCDPA, OCPA, TDPSA, UCPA, VACDPA, DPDPA, ICDPA, NDPA,NHDPA, NJDPA, TIPA, MCDPA, MODPA, INCDPA, KCDPA, and RIDTPPA each regulate the collection and processing of personal data of residents of their respective state, and grant such residents certain rights in connection with such collection and processing.
•The BIPA regulates the collection, use, safeguarding, and storage of “biometric identifiers” by private entities. While the statute specifically excludes photographs from its scope to date there has been no dispositive judicial interpretation of that language.
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
•Several foreign jurisdictions and U.S. states have adopted, and other jurisdictions are expected to enact, statutes that regulate the collection, use, transmission and storage of personal data and require reporting certain breaches of the security of personal data.
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

Further, the current legislative and regulatory landscape regarding the regulation of the internet is subject to uncertainty. For example, the position of the Federal Communications Commission (“FCC”) on so-called “ net neutrality” has changed in successive administrations. Net neutrality policies attempt to prevent internet service providers from blocking certain content, slowing down specific sites, or charging companies to make their websites load faster. Most recently, net neutrality regulations promulgated by the Biden Administration were struck down by the U.S. Court of Appeals for the Sixth Circuit, which held that FCC lacked authority to regulate the internet like a public utility. California and Washington have enacted net neutrality laws, and other states like New Jersey and New York have guidelines that can influence the conduct of internet service providers to varying degrees. We cannot predict the actions the FCC may take, whether any new FCC order or state initiatives regulating providers will be modified, overturned, or vacated by legal action, federal legislation, or the FCC itself, or the degree to which further regulatory action - or inaction - may adversely affect our business. Users who access our marketplace through devices such as smart phones, laptops, and tablet computers must have a high-speed internet connection, such as Wi-Fi, 3G, 4G, or 5G to use our services. Currently, this access is provided by telecommunications companies and internet access service providers that have significant and increasing market power in the broadband and internet access marketplace. If the repeal of net neutrality remains in effect, these providers could take measures that affect their customers’ ability to use our products and services, such as degrading the quality of the data packets we transmit over their lines, giving our packets low priority, giving other packets higher priority than ours, blocking our packets entirely, or attempting to charge their customers more for using our products and services.

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

Recently, the E.U. has introduced a new regulation applicable to certain types of AI and the data used to train, test and deploy AI (the “E.U. AI Act”). The E.U. AI Act entered into force in August 2024, and its requirements will become effective on a staggered basis, with the majority of its provisions being implemented by August 2, 2026. The E.U. AI Act will impose material requirements on both the providers and deployers of AI, with infringement punishable by sanctions of up to 7% of annual worldwide turnover or €35 million (whichever is higher) for the most serious breaches. In the United States, at the federal level, government agencies, bureaus, and offices are publishing guidelines and rules regarding the application of their authority to regulate AI tools. At the U.S. state level, states such as California, Colorado, Utah, and Tennessee (among others) have enacted laws regulating aspects of AI tools. The scope, interpretation, and standards of enforcement of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws. As a result, it is not possible to predict all of the legal, operational or technological risks related to the use of AI tools. Such uncertainty in the legal regulatory regime relating to AI tools, such as evolving review by agencies including the SEC and the U.S. Federal Trade Commission (as well as regulators abroad), may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws and regulations, the nature of which cannot be determined at this time.

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

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, NYSE and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. In addition, regulators, customers, investors, employees and other stakeholders have focused on environmental, social and governance (“ESG”) matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and may continue to result in increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, the collection, measurement and reporting of ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, both in the United States and internationally. We may also communicate certain initiatives and goals, regarding environmental matters, human capital, responsible sourcing and social investments and other ESG related matters, in our SEC filings or in other public disclosures. These ESG-related initiatives and goals could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.

Further, if our ESG practices do not meet evolving investor or other stakeholder expectations and standards (including those in support of or in opposition to ESG principles), then our reputation, ability to attract or retain employees, and attractiveness as an investment, business partner, acquiror or service provider could be negatively impacted. For example, “anti-ESG” sentiment has gained momentum across the United States in recent years, with several states, federal authorities and policymakers having proposed, enacted or indicated an intent to pursue anti-ESG policies, legislation or initiatives, issued related executive orders and legal opinions and pursued related investigations and litigation. These or other similar policies, legislation, initiatives, legal decisions and scrutiny could result in investigations, litigation or enforcement actions against us by governments, regulators or others. Responding to and resolving such actions may require significant time and resources, regardless of their merit, and may result in us sustaining reputational harm.
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
We collect, store, process, transmit and use personal data, which subjects us to governmental regulation and other legal obligations in many jurisdictions related to privacy, information security and data protection. Our actual or perceived failure to comply with such legal obligations by us, or by our third-party service providers or partners, could harm our business, and could result in regulatory investigations, enforcement actions, fines, litigation, reputational harm and increased compliance costs, any of which could materially adversely affect our business, financial condition and results of operations.
Regulatory scrutiny of privacy, data collection, use of data and data protection continues to intensify globally. The personal data and other data we collect, store, process and use are increasingly subject to legislation and regulations in numerous jurisdictions around the world, especially in the U.K., Europe, and the United States. This may significantly increase our cost of doing business, particularly as we expand our localization efforts and develop new data driven products and services. In addition, from time to time, we may not be readily able to fully achieve compliance with the requirements of certain privacy and data security laws and regulations within the required periods for compliance, which could subject us to penalties or restrict certain business activities in affected jurisdictions.
In Europe and the U.K, we are subject to (without limitation) the General Data Protection Regulation (EU 2016/679) (“ EU GDPR”), the EU GDPR as it forms part of the laws of England and Wales, Scotland and Northern Ireland by virtue of section 3 of the European Union Withdrawal Act 2018 (“UK GDPR”), the Privacy and Electronic Communications (EC Directive) Regulations 2003, the UK Data Protection Act, and other applicable privacy laws that may be implemented or amended from time to time (“ EU-UK Privacy Laws”). The EU-UK Privacy Laws provide enhanced rights to individuals with respect to their personal data and the EU GDPR and/ or UK GDPR applies not only to organizations with a presence in the European Union and/ or the U.K. which use or hold personal data relating to living individuals, but also to those organizations that offer services to individual investors located in the European Union and/ or the U.K. Failure to comply with EU-UK Privacy Laws may result in fines, sanctions or other penalties (depending on the type and severity of the breach), which could have a financial, reputational and/ or operational impact on us.

Several other foreign jurisdictions have adopted or are considering adopting new or updated comprehensive privacy legislation to offer additional data privacy for individuals, such as: Brazil, where its General Data Protection Law that imposes detailed rules for the collection, use, processing and storage of personal data in Brazil took effect on September 18, 2020, and became enforceable on August 1, 2021; and India, where on August 9, 2023 the Digital Personal Data Protection Act was passed and came into effect in June 2024, which imposes rules regarding the collection, use, processing and storage of personal data in India. Additionally, data privacy laws have been enacted in a number of jurisdictions, including, but not limited to, the European Union and certain U.S. states such as Illinois, Texas and Washington (in addition to U.S. cities, such as New York City), which regulate the collection and use of certain biometric data regarding individuals, including their facial images, and the use of such data, including in facial recognition systems. Similar laws have also been introduced in several additional states, but have not yet been enacted. We have entered into certain contractual agreements that may implicate or make use of such technology. Such laws may have the effect of adversely impacting our ability to grow our business in that area. Although we are closely monitoring regulatory developments in this area, any actual or perceived failure by us to comply with any regulatory requirements or orders or other domestic or international privacy or consumer protection-related laws and regulations could result in proceedings or actions against us by governmental entities or others (e.g., class action litigation), subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and/or adversely affect our business and may expose us to statutory damages claims or other private rights of action in certain jurisdictions.
Data protection legislation is also becoming increasingly common in the United States at both the federal and state level. For example, in California, the California Consumer Privacy Act (“CCPA”) went into effect on January 1, 2020 and was ammended by the California Privacy Rights Act on January 1, 2023 (together referred to as the “ CCPA”). The CCPA provides enhanced rights to individuals with respect to the privacy of their personal data and applies to organizations with a presence in California which process personal data relating to individuals and others. The CCPA is enforced by both the Office of the Attorney General of California and the newly-established California Privacy Protection Agency, and failure to fully comply can result in regulatory fines of up to $2,500 per violation (which has been interpreted to mean per impacted individual) and up to $7,500 for knowing/willful violations. Compliance with the CCPA may require additional measures, including updating policies and procedures and reviewing relevant IT systems, which may create additional costs and expenses for our business and results of operations.

Further, the New York SHIELD Act and a number of other effective and proposed additional laws at the U.S. federal and state level (including Virginia, Colorado, Connecticut, Utah, Delaware, Florida, Iowa, Montana, Oregon, Texas, Maryland, Nebraska, New Hampshire, New Jersey, Tennessee, Minnesota, Indiana, Kentucky, and Rhode Island) may require additional measures, including updating policies and procedures, extending rights to data subjects and reviewing relevant IT systems, which may create additional costs and expenses for our business. Anticipated and newly promulgated U.S. privacy laws that go into effect in the coming years may be administered by new or different state agencies or by the offices of U.S. state Attorneys General. Additionally, the White House, SEC, and other regulators have also increased their focus on companies’ cybersecurity vulnerabilities and risks, including in relation to third-party service providers. Such additional laws could have a significant impact on the current and planned business activities and privacy, data protection and information security-related practices of our business. We may not be readily able to achieve full compliance with the requirements of applicable data protection laws within the required time frames for compliance. Any failure to comply with U.S. privacy laws may result in fines, sanctions or other penalties (depending on the type and severity of the breach), which could have a financial, reputational and/or operational impact on our business. Unlike the UK GDPR and EU GDPR, however, most U.S. privacy laws do not require a legal basis for processing personal data and generally provide more limited rights and enforcement mechanisms. This regulatory divergence increases complexity and may result in higher costs for our business.

In the event of a security incident, we may also have obligations under foreign and U.S. breach notification laws, such as the New York SHIELD Act. Such incidents could result in remediation costs, regulatory investigations, litigation, indemnification obligations, reputational damage, and loss of customers or partners. Our marketing and promotional activities may be subject to laws such as the Controlling the Assault of Non-Solicited Pornography And Marketing Act, the Telephone Consumer Protection Act and the Telemarketing Sales Rule.

We are also subject to evolving privacy laws on cookies, tracking technologies and marketing, advertising, and other activities conducted by telephone, email, mobile devices and the internet. Regulation of cookies and similar technologies may lead to broader restrictions on our marketing and personalization activities, as well as the effectiveness of our marketing. Such regulations may have a negative effect on our business. We may also be subject to fines and penalties for non-compliance with any such laws and regulations. The decline of cookies or other online tracking technologies as a means to identify and target potential clients may increase the cost of operating our business and lead to a decline in revenues. In addition, legal uncertainties about the legality of cookies and other tracking technologies may increase regulatory scrutiny and increase potential civil liability under data protection or consumer protection laws.

Further, we may be or become subject to data localization laws mandating that data collected from a foreign country be processed and stored only within that country. For example, the Indian Parliament passed the Digital Personal Data Protection Act in 2023, which limits storage of certain personal data outside of India. Such data localization requirements may have cost implications for us, impact our ability to utilize the efficiencies and value of our global network, and affect our strategy and could require us to modify our technical architecture or limit certain operations in affected jurisdictions. . Further, if other countries in which we have customers were to adopt data localization laws, we could be required to expand our data storage facilities there or build new ones in order to comply with these laws. The expenditure this would require, as well as costs of ongoing compliance, could harm our financial condition.

Despite ongoing compliance efforts, we may still be exposed to allegations, claims, and investigations arising from perceived or actual violations of data protection laws. Failure, or perceived failure, to comply with laws relating to the collection, use, processing, storage, disclosure, and transfer of personal data or other sensitive data, whether by us and/or service providers, vendors or other parties with whom we do business, could subject us and/or service providers to significant fines, penalties, judgments and negative publicity, and require changes to business operations, which could have a material adverse effect on our business’ financial condition and results of operations.
We are subject to payments-related risks that may result in higher operating costs or the inability to process payments, either of which could harm our financial condition and results of operations.
Non-payment or late payments of amounts due to us by customers could significantly and negatively affect our business and financial performance. A portion of our customers typically purchase our products on payment terms, and therefore we assume a credit risk for non-payment in the ordinary course of business. We evaluate the credit-worthiness of new customers and perform ongoing financial condition evaluations of our existing customers; however, there can be no assurance that our allowances for uncollected accounts receivable balances will be sufficient. As of December 31, 2025, our allowance for doubtful accounts was $5.3 million. If the volume of sales to enterprise customers continues to grow, we expect to increase our allowance for doubtful accounts primarily as the result of changes in the volume of sales to customers who pay on payment terms.
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

From time to time, we may become subject to various legal and regulatory proceedings relating to our business or otherwise. For example, see the discussion of lawsuits brought against us by former warrant holders of the Company and other litigation in “Note 11 — Commitments and Contingencies” of the notes to the financial statements and “Item 7. Management’s Discussion and Analysis of Financial and Results of Operations – Liquidity and Capital Resources”. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot determine with certainty the ultimate outcome of any such litigation or proceedings. If the final resolution of any such litigation or proceedings is unfavorable, our financial condition, results of operations and cash flows could be materially affected.
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
We qualify as an “emerging growth company” and “smaller reporting company” under the Securities Act and Exchange Act. As such, we are eligible for and take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies and/or smaller reporting companies for as long as we continue to be an emerging growth company and/or smaller reporting company, including, but not limited to, (a) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (b) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (c) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2027, which is the last day of the fiscal year following the fifth anniversary of the date of the first sale of Class A common stock. We would cease to be a smaller reporting company if (i) the market value of our voting and non-voting common stock held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is more than $100 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter. We cannot predict whether investors will find our securities less attractive because we rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
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

Additionally, in order to maintain our listing on the NYSE, we are required to comply with certain rules of the NYSE, including those regarding minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. To resolve noncompliance, if any, we may consider available options, including a reverse stock split. The liquidity of the Company’s Class A common stock may be adversely affected by a reverse stock split due to the reduced number of shares outstanding following such an action. This effect could be further compounded if the market price of the Company’s Class A common stock does not increase proportionately as a result of the reverse stock split.

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

If we are unable to maintain compliance with the continued listing requirements as set forth in the NYSE listing rules, our common stock could be delisted from the NYSE, and if this were to occur, then the price and liquidity of our common stock, and our ability to raise additional capital, may be adversely affected.
Our common stock is currently listed on the New York Stock Exchange, or NYSE. Continued listing of a security on the NYSE is conditioned upon compliance with certain continued listing requirements and continued listing standards set forth in the NYSE listing rules. There can be no assurance we will continue to satisfy the requirements for maintaining a NYSE listing.
On March 9, 2026, the 30 day average closing price of our common stock failed to comply with the minimum closing bid price requirement of $1.00 per share of common stock, although we have not yet received a notice from NYSE, for which there is a 180-day cure period. Delisting of our common stock could adversely affect the liquidity of our common stock because alternatives, such as the OTC Bulletin Board and the pink sheets, are generally considered to be less efficient markets. An investor likely would find it less convenient to sell, or to obtain accurate quotations in seeking to buy our common stock on an over-the-counter market. Many investors likely would not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. A delisting of our common stock is likely to inhibit or preclude our ability to effect strategic acquisitions and raise additional financing.

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
If our existing stockholders sell or indicate an intention to sell substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline. For example, as of March 1, 2026, the Getty Family Stockholders and Koch Icon Investments, LLC (“Koch Icon”) held 45.9% and 27.6% of our Class A common stock, respectively. In addition, shares underlying any outstanding options and Restricted Stock Units will become eligible for sale if exercised or settled, as applicable, and to the extent permitted by the provisions of various vesting agreements and Rule 144 of the Securities Act (“Rule 144”). All the shares of Class A common stock subject to stock options outstanding and reserved for issuance under its equity incentive plans were registered under the Securities Act and such shares are eligible for sale in the public markets, subject to Rule 144 limitations applicable to affiliates. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our Class A common stock could decline.
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
As of December 31, 2025, we had outstanding options to purchase up to an aggregate of 24,578,000 shares of our Class A common stock, 5,427,000 outstanding Restricted Stock Units (“RSUs”) and 1,319,167 outstanding Performance Restricted Stock Units (“PSUs”) outstanding. We also have the ability to initially issue up to 51,104,577 shares of Class A common stock under the 2022 Equity Incentive Plan, 5,000,000 shares of Class A common stock under the ESPP, 6,000,000 shares of Class A common stock under the Earn Out Plan. Further, in connection with Shutterstock Merger Agreement, we will issue additional shares of Class A common stock.
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

Because the exchange ratio in the Merger Agreement is fixed and because the market price of Shutterstock and our Class A common stock has and will continue to fluctuate prior to the completion of the Merger, we cannot be sure of the market value of our Class A common stock that will be paid to Shutterstock stockholders as consideration in the Merger.

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

Cybersecurity Oversight

Management plays an important role in assessing and managing Getty Images’ material risks from cybersecurity threats. The CTO is responsible for oversight of the design and implementation of the security program and strategy. Getty Images’ current CTO has served in various roles in technology for over 25 years, and has had had oversight of information technology and information security for both Getty Images (8+ years) and other organizations.

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

•Technical Safeguards: Getty Images seeks to continuously improve technical safeguards that are designed to protect its information systems. Standards include controls for identity and access management, cyber threat and incident management, data security, encryption, human resource security, network and device security, secure asset management, secure system development, security operations and third-party security. While Getty Images seeks to maintain adequate cybersecurity controls, it may not always be effective. See “Item 1A. Risk Factors—Our failure to protect the proprietary information of our customers and our networks against cyberattacks, security breaches or unauthorized access could adversely affect our business and results of operations, damage our reputation and expose us to liability” and “We collect, store, process, transmit and use personal data, which subjects us to governmental regulation and other legal obligations related to privacy, information security and data protection in many jurisdictions. Any cybersecurity breaches or our actual or perceived failure to comply with such legal obligations by us, or by our third-party service providers or partners, could harm our business, and could result in regulatory investigations, enforcement actions, fines, litigation, reputational harm and increased compliance costs, any of which could materially adversely affect our business, financial condition and results of operations” for more information as well as related risks.

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
Item 2.    Properties.
Our major U.S. offices are located in New York and Seattle, and our major offices in the rest of the world are located in London, Dublin, and Calgary. In all, as of December 31, 2025, we have staff in 32 countries across the globe. We lease these offices and all of our other office spaces around the world.
For additional information regarding obligations under operating leases, see Item 8 of Part II, “Financial Statements and Supplementary Data — “Note 16 – Leases.”
We believe that our facilities are adequate for our current needs.
Item 3.    Legal Proceedings.

See Item 8 of Part II, “Financial Statements and Supplementary Data — “Note 11 — Commitments and Contingencies.”

Item 4.     Mine Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Class A common stock is currently listed on the NYSE under the symbol “GETY”. As of March 11, 2026, there were 417,765,616 shares of Class A common stock issued and outstanding held of record by 44 holders. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders represented by these stockholders of record.
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
Recent Sales of Unregistered Securities
All sales of unregistered securities during the fiscal year ended December 31, 2025 have been previously reported in our filings with the SEC.
Issuer Purchases of Equity Securities
We did not acquire any shares of Class A common stock during the three months ended December 31, 2025.
Stock Performance Graph
The following graph compares the cumulative total return to stockholders from the closing price on July 25, 2022 (the date our Class A common stock began trading on the NYSE) through December 31, 2025, relative to the performance of the Russell 2000 Index and the S&P Composite 1500 Interactive Media & Services Index. The stock performance graph assumes $100 was invested in our Class A common stock and the common stock of each of the companies listed on the Russell 2000 Index and the S&P Composite 1500 Interactive Media & Services Index on July 25, 2022.

Comparison of Cumulative Return
325
300
275
250
225
200
175
150
125
100
75
50
25
0
7/25/2022
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Getty Images Holdings Inc
Russell 2000 Index
S&P Composite 1500 Interactive Media & Services Index

	7/25/2022	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Getty Images Holdings, Inc.	$100.00	$60.56	$57.38	$23.61	$14.64
Russell 2000 Index	$100.00	$97.57	$114.04	$127.18	$143.45
S&P Composite 1500 Interactive Media & Services Index	$100.00	$80.49	$149.55	$217.24	$314.51
Item 6.

[Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Getty Images should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report. The discussion should also be read together with the “Cautionary Note Regarding Forward-Looking Statements” above and the “Item 1A. Risk Factors” disclosure above for additional discussion of the risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Note the discussion below, other than the introductory note, does not consider the impact of the planned merger, announced on January 7, 2025, between Getty Images Holdings, Inc. and Shutterstock, Inc.
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

During the years ended December 31, 2025 and December 31, 2024, Getty Images has expensed $47.1 million and $4.1 million, respectively, of legal, accounting, and direct costs related to this proposed Merger in “Other operating expenses – net” in the Consolidated Statements of Operations.

On April 2, 2025, Getty Images and Shutterstock announced that they had each received a Request for Additional Information and Documentary Material (“Second Request”) from the U.S. Department of Justice (the “DOJ”) in connection with the transaction. The Second Request was issued under notification requirements of the HSR Act. The effect of the Second Request was to extend the waiting period imposed by the HSR Act until 30 days after Getty Images and Shutterstock have substantially complied with the request, unless that period is extended voluntarily by the parties or terminated sooner by the DOJ.

On February 23, 2026, Getty Images and Shutterstock announced that they had received notice that the DOJ has concluded its review of the proposed merger and the applicable waiting period under the Hart-Scott-Rodino Act has expired, without conditions.

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

On October 20, 2025, the Company received notice that the CMA intended to refer the proposed Merger to a Phase 2 review process unless acceptable undertakings to address their competition concerns are offered. On November 3, 2025, the Company received notice that the CMA has referred the Merger to a Phase 2 review process. On February 19, 2026, the CMA issued a provisional decision with respect to the proposed Merger and directed that any proposed remedies be submitted to the CMA by March 5, 2026. On March 11, 2026, the CMA published an Invitation to Comment on Remedies, with responses due by March 18, 2026 and published a Notice of Extension, extending its reference period by eight weeks to June 14, 2026. The Company remains committed to the proposed Merger and will continue to engage with CMA and work with Shutterstock to expeditiously secure the necessary clearances.
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
The proceeds of the 2025 Term Loans were used to refinance in full all outstanding term loans under the Existing Credit Agreement, and will mature on February 21, 2030. See “Note 10 — Debt” for additional discussion on our debt refinancing.
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
Additional Financing Activities
On October 21, 2025, the Company exchanged $294.7 million of its $300 million aggregate principal amount of 2019 Senior Unsecured Notes for newly issued 14.000% Senior Unsecured Notes due 2028 (the “2025 Senior Unsecured Notes”) and obtained related consents to amend the indenture governing the 2019 Senior Unsecured Notes.
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
For 31 years, Getty Images has embraced innovation, from analog to digital, from offline to e-commerce, from stills to video, from single image purchasing to subscriptions, from websites to application programming interfaces (“APIs”), from pre-shot content to AI generated content designed to be commercially safe. With quality content at the core of our offerings, we embrace innovation as a means to service our existing customers better and to reach new ones.
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
Through Getty Images, iStock, and Unsplash, we offer a full range of content solutions to meet the needs of any customer—no matter their size—around the globe, with over 645 million visual assets available through its industry-leading sites. New content and coverage are added daily, with over 11 million new assets added each quarter and over 2.5 billion searches annually. The Company has almost 700,000 purchasing customers, with customers from almost every country in the world with websites in 23 languages bringing the world’s best content to media outlets, advertising agencies, and corporations of all sizes and, increasingly, serving individual creators and prosumers.
In support of its content, Getty Images employs over 115 staff photographers and videographers, and distributes the content of over 600,000 contributors and more than 360 premium content partners. Over 83,000 of our contributors are exclusive to the Company, creating content that cannot be found anywhere else. Each year, we cover more than 160,000 global events across news, sport, and entertainment, providing a depth and breadth of coverage that is unmatched. Getty Images also maintains one of the largest and best privately-owned photographic archives in the world, with over 150 million images across geographies, periods, and verticals.
We distribute content and services offerings through three primary product lines:
Creative
Creative is comprised of RF photos, illustrations, vectors, videos, and generative AI-services that are released for commercial use and cover a wide variety of commercial, conceptual, and contemporary subjects, including lifestyle, business, science, health, wellness, beauty, sports, transportation and travel. This content is available for immediate use by a wide range of customers with depth, breadth, and quality, allowing our customers to produce impactful websites, digital media, social media, marketing campaigns, corporate collateral, textbooks, movies, television, and online video content relevant to their target geographies and audiences. We primarily source Creative content from a broad network of professional, semi-professional, and amateur creators, many exclusive to Getty Images. We have a global creative insights team dedicated to providing briefing and art direction to our exclusive contributor community. Creative represents 56.7%, 58.9% and 63.1% of our revenue of which 58.2%, 56.0% and 52.2%1 is generated through our annual subscription products, for the years ended December 31, 2025, 2024 and 2023, respectively. Annual Subscription products include products and subscriptions with a duration of 12 months or longer, Unsplash API, and Custom Content.
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

partners. Editorial represents 37.7%, 36.8% and 35.0% of our revenue, of which 53.5%, 53.7% and 53.3% is generated through our annual subscription products, for the years ended December 31, 2025, 2024 and 2023, respectively. Annual Subscription products include subscriptions with a duration of 12 months or longer.
Other
Other represents 5.6%, 4.3%, and 1.9% of our revenue for the years ended December 31, 2025, 2024, and 2023, respectively. This includes data access and/or licensing, music licensing, digital asset management, distribution services and print sales.
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
Unsplash
Unsplash.com is a platform offering free stock photo downloads and paid subscriptions targeted to the high-growth prosumer and semi-professional creator segments. The Unsplash website reaches a significant and geographically diverse audience with more than 91 million image downloads every month.
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
For content contributors:
•Access to a marketplace that reaches almost every country in the world, across all customer categories and sizes and generated annual royalties of over $220 million for the year ended December 31, 2025.
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
Macroeconomic Conditions
The broader implications of the macroeconomic environment, including uncertainty around international armed conflicts in Ukraine, South America, and the Middle East, geopolitical tensions, lingering supply chain shortages, tariffs, inflationary and interest rate pressures, and other related global economic conditions, remain unknown. A deterioration in macroeconomic conditions could continue to increase the risk of lower consumer spending, foreign currency exchange fluctuations, or other business interruptions, which may adversely impact our business and financial results.
Components of Operating Results
Revenue
We generate revenue by licensing content to customers through multiple license models and purchase options, as well as by providing related services to our customers. The key image licensing model in the pre-shot market is RF. Content licensed on an RF basis is subject to a standard set of terms, allowing the customer to use the image for an unlimited duration and without limitation on the use or application. Within our video offering, we also offer a licensing model known as Rights-Ready. The Rights-Ready model offers a limited selection of broader usage categories, thus simplifying the purchase process. In September 2023 and January 2024, we launched Generative AI by Getty Images and Generative AI by iStock, respectively. They are generative AI text to image and image to image tools that were trained on Getty Images’ world‑class creative content and designed for commercial use. Customers that download visuals through the tool will receive the standard RF license.
In addition to licensing imagery and video, we generate revenue from data access and/or licensing, custom content solutions, photo and video assignments, music content in some of our subscriptions, print sales and licensing our digital asset management systems to help customers manage their owned and licensed digital content.
A significant portion of the business has transitioned to an annual subscription model with strong retention characteristics. Annual subscriptions now comprise approximately 54% of total revenue for the year ended December 31, 2025, and we continue to focus on growing subscription revenue.
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
Going forward, we expect the cost of revenue to trend in line with overall revenue patterns. We expect our cost of revenue as a percentage of revenue to vary modestly based on changes in revenue mix by product, as royalty rates vary depending on license model and use of content.
Selling, general, and administrative expenses
Selling, general, and administrative expenses (“SG&A”) primarily consist of staff costs, marketing expenses, occupancy costs, professional fees and other general operating charges.
We expect our selling, general, and administrative expenses to increase in absolute dollars but remain relatively constant as a percentage of revenue in the near term. Absolute dollar spending will increase as certain costs increase and we continue to expand our operations and invest in our growth. Lastly, we expect our marketing to stay relatively constant as a percentage of revenue. However, the Company will continue to evaluate opportunities to incrementally invest in marketing as appropriate.
Depreciation
Depreciation expense consists of internally developed software, content and equipment depreciation. We record property and equipment at cost and reflect Consolidated Balance Sheet balances net of accumulated depreciation. We record depreciation expense on a straight-line basis. We depreciate leasehold improvements over the shorter of the respective lives of the leases or the useful lives of the improvements.
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
Our future financial condition and results of operation will also be dependent upon various factors that generally affect the digital content industry, including the general trends affecting the media, marketing and advertising customer bases that we target, protection of intellectual property, and new and expanding technology such as generative AI technologies. In addition, our financial condition and results of operation will continue to be affected by factors that affect internet commerce companies and by general deterioration in macroeconomic factors that could continue to increase the risks of lower consumer spending, other business interruptions, the global and economic uncertainty caused by, among other things, any lingering effects of the Hollywood actors and writers strike, the military conflicts in Ukraine, South America and in the Middle East, tariffs or trade restrictions imposed by the U.S. and other countries, changes in political climate, and high interest rates, currency fluctuations, high inflation and labor shortages.
Impact of Currency Fluctuations
Assets and liabilities for subsidiaries with functional currencies other than the U.S. Dollar are recorded in foreign currencies and translated at the exchange rate on the Balance Sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to “Other comprehensive income (loss)”, as a separate component of stockholder’s equity. The Company recognized net foreign currency translation adjustment gains of $66.1 million during the year ended December 31, 2025 and net foreign currency translation adjustment losses of $36.7 million during the year ended December 31, 2024.
Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in “Foreign exchange (loss) gain – net” in the Consolidated Statements of Operations. For the year ended December 31, 2025, the Company recognized net foreign currency transaction losses of $78.9 million. For the year ended December 31, 2024, the Company recognized net foreign currency transaction gains of $36.1 million.
Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024
The following table sets forth our consolidated results of operations for the periods indicated.

(In thousands, except percentages)	Years Ended December 31,		increase (decrease)
	2025	2024	$ change	% change
Revenue	$981,290	$939,287	$42,003	4.5%
Cost of revenue (exclusive of depreciation and amortization)	261,315	253,068	8,247	3.3%
Selling, general and administrative expenses	415,968	407,796	8,172	2.0%
Depreciation	62,459	58,987	3,472	5.9%
Amortization	2,304	2,306	(2)	(0.1)%
Loss on litigation	100,498	20,491	80,007	390.4%
Other operating expenses – net	54,830	15,834	38,996	246.3%
Total operating expenses	897,374	758,482	138,892	18.3%
Income from operations	83,916	180,805	(96,889)	(53.6)%
Interest expense	(156,175)	(131,408)	(24,767)	18.8%
Loss on fair value adjustment for swaps – net	—	(1,459)	1,459	NM
Foreign exchange (loss) gain – net	(78,882)	36,071	(114,953)	(318.7)%
Loss on extinguishment of debt	(5,474)	—	(5,474)	NM
Other non-operating (expense) income – net	(5,692)	2,946	(8,638)	(293.2)%
Total other expense – net	(246,223)	(93,850)	(152,373)	162.4%
(Loss) income before income taxes	(162,307)	86,955	(249,262)	(286.7)%
Income tax expense	(43,876)	(47,483)	3,607	(7.6)%

Net (loss) income	$(206,183)	$39,472	$(245,655)	(622.4)%
____________________
NM - Not meaningful

Revenue by product
(In thousands)	Years Ended December 31,				increase / (decrease)
	2025	% of revenue	2024	% of revenue	$ change	% change	CN % change
Creative	$556,859	56.7%	$552,828	58.9%	$4,031	0.7%	0.2%
Editorial	369,643	37.7%	345,932	36.8%	23,711	6.9%	6.1%
Other	54,788	5.6%	40,527	4.3%	14,261	35.2%	35.2%
Total revenue	$981,290	100.0%	$939,287	100.0%	$42,003	4.5%	3.8%
For the year ended December 31, 2025, reported revenue was $981.3 million as compared to reported revenue of $939.3 million for the year ended December 31, 2024. On a reported basis for the year ended December 31, 2025, revenue increased by 4.5% (3.8% CN) year over year. Foreign exchange movements positively impacted reported revenue growth for the year ended December 31, 2025 by 70 basis points, largely driven by the weakening dollar relative to the EUR and GBP. Additionally, in the fourth quarter of 2025 we completed two significant multi‑year license agreements, each of which had meaningful accelerated revenue recognition that affected all of our product categories.
Creative revenue increased on a reported basis 0.7% (0.2% CN) for the year ended December 31, 2025. The increase for the year ended December 31, 2025 was driven by our Creative committed solutions, where there were increases in our Premium Access subscriptions (increased $12.8 million), video subscriptions (increased $6.1 million) and Custom Content (increased $2.0 million), partially offset by declines in our iStock annual subscriptions (decreased $7.8 million). We experienced decreases in our non-subscription based products as a result of our continued focus on driving customers to our committed solutions. The non subscription declines were seen across ALC video (decreased $6.4 million), iStock credits (decreased $4.1 million), and iStock monthly subscriptions (decreased $2.1 million), partially offset by increases in our ALC Premium RF and Ultra Pack revenue (increased $5.9 million). We saw double-digit declines from our Agency customers during the year, which are accounted for largely within Creative on an ALC basis.

Editorial revenue increased on a reported basis 6.9% (6.1% CN) for the year ended December 31, 2025. The increase was driven by Editorial subscriptions (increased $11.8 million), assignments (increased $4.1 million) and Editorial ALC (increased $7.7 million). Overall, these product increases were driven by growth in all categories; Sport, News, Entertainment and Archive.

Other revenue for the year ended December 31, 2025 from our Other products increased on a reported basis by 35.2% (35.2% CN). The increase of $14.3 million is primarily driven by data access and/or licensing agreements, which typically result in a greater portion of revenue being recognized in an accelerated manner.
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
Cost of revenue (exclusive of depreciation and amortization)

Cost of revenue for the year ended December 31, 2025 was $261.3 million (26.6% of revenue) compared to $253.1 million (26.9% of revenue) in the prior year. The change in cost of revenue as a percentage of revenue compared to the prior year was due primarily to revenue mix by product. Generally, cost of revenue rates vary modestly period over period based on changes in revenue mix by product, as royalty rates vary depending on the license model and use of content.

Selling, general and administrative expense
Reported SG&A expense increased by $8.2 million or 2.0% (1.6% CN) for the year ended December 31, 2025 as compared to the year ended December 31, 2024. SG&A fluctuations from the prior year include the following:

•increase of $13.6 million related to professional fees, primarily related to higher audit related fees due to our public company requirements and fees incurred for our ongoing AI litigation cases.

•decrease of $3.7 million related to staff costs for the year ended December 31, 2025. The decrease was driven by equity-based compensation (decreased $5.0 million) and lower healthcare costs (decreased $1.2 million), which were partially offset by increases in salary and wages (increased $2.5 million).
Depreciation expense

For the year ended December 31, 2025, depreciation expense was $62.5 million, an increase of $3.5 million or 5.9%. The increase is due to capital investments made that are primarily related to internal software development as we continue to innovate and invest in the design, user experience and performance of our websites.
Amortization expense

For the year ended December 31, 2025, amortization expense was $2.3 million which was in line with the prior year.
Loss on litigation

For the year ended December 31, 2025, the Company recognized loss on litigation of $100.5 million compared to $20.5 million in the year ended December 31, 2024. The loss on litigation consists of an estimate for claims, the interest on the estimated loss, legal fees, and amortization of fees related to appeal bond. The Company may continue to see these expenses as we navigate through the appeal of the judgment in the actions in the Initial and Follow on Warrant Litigation, and incur legal fees related to the additional warrant cases. See “Note 11 — Commitments and Contingencies” for additional discussion.
Other operating expenses – net

Other operating expenses - net was $54.8 million for the year ended December 31, 2025, compared to $15.8 million in the year ended December 31, 2024. This increase is primarily driven by costs incurred in connection with our proposed Merger with Shutterstock and we expect these costs to continue as we proceed through the regulatory process. Other operating expenses will continue to fluctuate from period to period as this line item is heavily influenced by non-recurring events such as mergers and acquisitions, claims, settlements, and gains/losses on asset disposals.
Interest expense

We recognized interest expense of $156.2 million and $131.4 million for the year ended December 31, 2025 and December 31, 2024, respectively. Our interest expense primarily consists of interest charges on our debt and revolving credit facility which remains undrawn, as well as the amortization of original issue discount, debt issuance costs and amortization of deferred debt financing fees. The increase relative to the prior year is largely driven by a higher level of outstanding debt combined with an increase in our effective interest rate. See “Note 10 — Debt” for additional discussions on our debt.
Foreign exchange (loss) gain – net

We recognized foreign exchange losses, net of $78.9 million for the year ended December 31, 2025, compared to net gains of $36.1 million for the year ended December 31, 2024. These changes are primarily driven by fluctuations in the EUR related to our 2019 EUR Term Loans and 2025 EUR Term Loans, which resulted in a foreign currency losses of $56.9 million for the year ended December 31, 2025 and a foreign currency gain of $28.4 million for the year ended December 31, 2024.

We expect continued volatility in foreign exchange gains and losses each period based on fluctuations in exchange rates impacting our foreign currency exposures.
Loss on extinguishment of debt
We recognized loss on extinguishment of debt of $5.5 million for the year ended December 31, 2025 from the extinguishment of our 2019 Term Loans. See “Note 10 — Debt” for additional discussion on the refinancing of our 2019 Term Loans.
Other non-operating (expense) income – net

We recognized other non-operating expense, net of $5.7 million and other non-operating income, net of $2.9 million for the years ended December 31, 2025 and December 31, 2024, respectively. The change of $8.6 million was primarily due to costs related to the recent debt refinance, debt exchange and exchange offer, partially offset by increased interest income from the escrow account, where the gross proceeds from the offering of the 10.500% Senior Secured Notes are held.
Income taxes
The Company’s income tax expense decreased by $3.6 million to an expense of $43.9 million for the year ended December 31, 2025, as compared to $47.5 million for the year ended December 31, 2024. The Company’s effective income tax rate for the year ended December 31, 2025 is (27.0%), compared to 54.6% for the year ended December 31, 2024. The decrease in tax expense compared to the prior year is primarily due to changes in pre-tax income (loss) and valuation allowance.

Comparison of the Years Ended December 31, 2024 and 2023
Consolidated Statements of Operations

(In thousands, except percentages)
(In thousands)	Years Ended December 31,		increase (decrease)
	2024	2023	$ change	% change
Revenue	$939,287	$916,555	$22,732	2.5%

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	253,068	250,249	2,819	1.1%
Selling, general and administrative expenses	407,796	402,516	5,280	1.3%
Depreciation	58,987	54,374	4,613	8.5%
Amortization	2,306	24,069	(21,763)	(90.4)%
Loss on litigation	20,491	116,051	(95,560)	NM
Recovery of loss on litigation	—	(60,000)	60,000	NM
Other operating expenses – net	15,834	1,624	14,210	NM
Total operating expenses	758,482	788,883	(30,401)	(3.9)%
Income from operations	180,805	127,672	53,133	41.6%

Other (expense) income, net:
Interest expense	(131,408)	(126,884)	(4,524)	3.6%
(Loss) gain on fair value adjustment for swaps – net	(1,459)	(7,573)	6,114	(80.7)%
Foreign exchange (loss) gain – net	36,071	(23,772)	59,843	(251.7)%
Other non-operating (expense) income – net	2,946	3,652	(706)	(19.3)%

Total other expense – net	(93,850)	(154,577)	60,727	(39.3)%
(Loss) income before income taxes	86,955	(26,905)	113,860	(423.2)%
Income tax benefit (expense)	(47,483)	46,482	(93,965)	(202.2)%

Net (loss) income	$39,472	$19,577	$19,895	101.6%
____________________
NM - Not meaningful
Revenue by product

(In thousands, except percentages)
	Year ended December 31,				increase / (decrease)
	2024	% of revenue	2023	% of revenue	$ change	% change	CN % change
Creative	$552,828	58.9%	$578,739	63.1%	$(25,911)	(4.5)%	(4.4)%
Editorial	345,932	36.8%	320,643	35.0%	25,289	7.9%	7.7%
Other	40,527	4.3%	17,173	1.9%	23,354	136.0%	136.4%
Total revenue	$939,287	100.0%	$916,555	100.0%	$22,732	2.5%	2.5%
Certain prior year amounts have been reclassified to conform to the current year presentation.
For the year ended December 31, 2024, reported revenue was $939.3 million as compared to reported revenue of $916.6 million for the year ended December 31, 2023. On a reported basis for the year ended December 31, 2024, revenue increased by 2.5% (2.5% CN) year over year. Foreign exchange movements did not impact reported revenue for the year ended December 31, 2024.
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
Other revenue includes music licensing, digital asset management and distribution services, print sales, and data access and licensing revenues. Revenue for the year ended December 31, 2024 from our Other products increased on a reported basis by 136.0% (136.4% CN). The increase of $23.4 million is primarily driven by data access and licensing agreements, which typically result in a greater portion of revenue being recognized in an accelerated manner.
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
•increase of $2.0 million related to travel and entertainment for the year ended December 31, 2024, primarily driven by higher travel expenses related to our coverage of the Paris 2024 Olympics and U.S. political events.
•decrease in marketing spend of 2.8% ($1.4 million) for the year ended December 31, 2024. For the year ended December 31, 2024, marketing spend as a percentage of revenue decreased to 5.0%, from the year ended December 31, 2023 ratio of 5.3%, which remains in line with historical trends.
Depreciation expense

For the year ended December 31, 2024, depreciation expense was $59.0 million an increase of $4.6 million or 8.5%. The increase is due to capital investments made that are primarily related to internal software development as we continue to innovate and invest in the design, user experience and performance of our websites.
Amortization expense
For the year ended December 31, 2024, amortization expense was $2.3 million which was a decrease of $21.8 million or 90.4% compared to the prior year. The decline was attributed to several of the Company’s intangible assets becoming fully amortized in the prior year.
Loss on litigation
For the year ended December 31, 2024, the Company recognized loss on litigation of $20.5 million compared to $116.1 million in the year ended December 31, 2023. The loss on litigation consists of the summary judgment amounts to lawsuits filed by former public warrant holders, interest on the summary judgment, legal fees, and amortization of fees related to appeal bond. The Company may continue to see these expenses as we navigate through the appeal of the judgment in the actions captioned by Alta Partners, LLC. V Getty Images Holdings, Inc., Case No. 1:22-cv-08916 and CRCM Institutional Master Fund (BVI) LTD. et al v. Getty Images Holdings, Inc., Case No. 1:23-cv-01074, and incur legal fees related to the additional warrant cases.
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
Interest expense
We recognized interest expense of $131.4 million and $126.9 million for the year ended December 31, 2024 and December 31, 2023, respectively. Our interest expense primarily consisted of interest charges on our outstanding U.S. Dollar and Euro term loans (the “2019 Term Loans”), Senior Unsecured Notes (the “2019 Senior Unsecured Notes”), and our revolving credit facility, which remained undrawn, as well as the amortization of original issue discount on our Term Loans and amortization of deferred debt financing fees. The increase in interest expense from the prior year was primarily due to the maturity of our interest rate swaps.
(Loss) gain on fair value adjustment for swaps - net
We recognized fair value adjustment net losses for our swaps of $1.5 million for the year ended December 31, 2024, as our interest rate swaps matured in February 2024. For the year ended December 31, 2023 we recognized net losses of $7.6 million for our swaps. The losses were driven by changes in interest rates relative to the rates in our derivatives.
While we have experienced volatility in the fair value adjustments on our derivative instruments, we believe hedging allows us to reduce our exposure to interest rate and foreign currency risks. We will continue to evaluate opportunities to utilize swaps, forwards, and other instruments to mitigate financial risks associated with our business.
Foreign exchange (loss) gain – net
We recognized foreign exchange gains, net of $36.1 million for the year ended December 31, 2024, compared to net losses of $23.8 million for the year ended December 31, 2023. These changes are primarily driven by fluctuations in the

EUR related to our 2019 EUR Term Loans and 2025 EUR Term Loans, which resulted in a $28.4 million foreign currency gain.
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
Liquidity and Capital Resources

Our sources of liquidity are our existing cash and cash equivalents, cash provided by operations and amounts available under our revolving credit facility. As of December 31, 2025, 2024 and 2023, we had cash and cash equivalents of $90.2 million, $121.2 million and $136.6 million, respectively, and $150.0 million in availability under our unused revolving credit facility, which expires May 4, 2028.
Our principal liquidity needs include debt service, settlement of warrant litigation and capital expenditures, as well as those required to support working capital, internal growth, and strategic acquisitions and investments.

We expect existing cash and cash equivalents, cash provided by operations, and cash provided by financing activities , including amounts available under our revolving credit facility to be adequate to fund our operating activities and cash required for investing and financing activities for at least the next 12 months and thereafter for the foreseeable future.

During 2025, Getty Images managed its capital structure by: refinancing and extending its Term Loan maturities to 2030; completing the Permitted Debt Exchange Offer to exchange a portion of the 2025 USD Term Loans into 11.250% Senior Secured Notes; exchanging of its 2019 Senior Unsecured Notes for 2025 Senior Secured Notes to extend the maturities to 2028; and issuing 10.500% Senior Secured Notes in support of its proposed merger with Shutterstock, Inc. (each capitalized terms, as defined elsewhere in this Annual Report on Form 10-K) Please refer to “Note 10 — Debt” in our consolidated financial statements for more discussion on our debt refinance.

We may also be subject to losses as a result of legal proceedings that may be in excess of amounts of insurance coverage available. In particular, we have insurance coverage of $60.0 million for losses in respect of the Initial Warrant Litigation, the Follow-on Warrant Litigation (each as defined in “Note 11 — Commitments and Contingencies”) and any additional litigation that is filed based on related facts or circumstances, including legal fees and expenses. As of December 31, 2025, we had a remaining insurance recovery receivable related thereto of approximately $35.0 million, with related litigation reserves of $205.3 million. In the Initial Warrant Litigation, an Opinion was issued on January 15, 2026, by the United States Court of Appeals where the Second Circuit affirmed the Court’s opinion and judgment in all respects, with one judge dissenting. On February 19, 2026, the Company filed a petition for a rehearing by the Second Circuit. The Company has posted an appeal bond in respect of the Follow-on Warrant Litigation. To date, no portion of the judgments entered in the Initial Warrant Litigation or the Follow-on Warrant Litigation, has been paid. To the extent not reimbursed by insurance, we expect to fund any payments required for the resolution of pending legal proceedings with our sources of liquidity. See “Note 11 — Commitments and Contingencies” herein for additional discussions of the Initial Warrant Litigation and the Follow-On Warrant Litigation.
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
As part of the appeal process in Canada, the Company may be required to pay a portion of the assessment amount, which the Company estimates could be up to $19.7 million. Such required payment is not an admission that the Company believes it is subject to such taxes. The Company believes it is more likely than not it will prevail on appeal, however, if the CRA were to be successful in the appeal process, the Company estimates the maximum potential outcome could be up to $28.6 million.
Future cash needs

We expect to fund our ordinary course operating activities from existing cash and cash flows from operations and financing activities, including amounts drawn under our revolving credit facility, and believe that these sources of liquidity will be sufficient to fund our ordinary course operations and other planned investing activities for at least the next 12 months and thereafter for the foreseeable future. From time to time, we may evaluate potential acquisitions, investments and other growth and strategic opportunities. While we believe we have sufficient liquidity to fund our ordinary course operations for the foreseeable future, our sources of liquidity could be affected by current and future difficult economic conditions, payment of certain restructuring costs, reliance on key personnel, international risks, intellectual property claims, the resolution of pending or future tax audits or other factors described herein under “Potential Liability and Insurance” below and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”
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
Our liquidity may also be adversely affected by the resolution of pending or future tax audits and legal proceedings. See discussion above. We may be subject to tax liabilities in excess of amounts reserved for liabilities for uncertain tax positions on our consolidated balance sheets. In addition, certain jurisdictions in which we have current open tax audits require taxpayers to pay assessed taxes in advance of contesting, whether by way of litigation or appeal, an adverse determination or assessment by the relevant taxing authority. The amount of any such advance payment depends upon the amount in controversy and may be material, and payment of any such amount could adversely affect our liquidity. A jurisdiction that collects any such advance payment generally will repay such amounts if we ultimately prevail in the related litigation or appeal. See “Note 11 — Commitments and Contingencies” and “Note 17 — Income Taxes” in our consolidated financial statements included elsewhere in this report, for additional discussions of our pending tax audits and our uncertain tax positions and risks related thereto.
Cash Flows

	Year Ended December 31,		increase (decrease)
(Dollars in thousands)	2025	2024	$ change	% change
Net cash provided by operating activities	$65,190	$118,320	$(53,130)	(44.9)%
Net cash used in investing activities	(59,518)	(72,488)	12,970	17.9%
Net cash provided by/(used in) financing activities	576,170	(56,218)	632,388	1124.9%
Effects of exchange rate fluctuations	18,161	(5,160)	23,321	452.0%
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
For the year ended December 31, 2025, cash provided by operating activities was $65.2 million as compared to cash provided by operating activities of $118.3 million for the year ended December 31, 2024. The decrease in cash provided by operating activities was primarily driven by Merger related costs, of which $45.7 million were paid in the year ended December 31, 2025. These costs were comprised mainly of professional services fees, including legal, advisory, accounting and tax fees. In addition, our cash provided by operating activities was impacted by changes in working capital, including reduced cash flows from the change in timing of collections of accounts receivable and the payments of accrued expenses, increased cash flows from the timing of payments for accounts payable and interest, and an increase in cash paid for taxes for the year ended December 31, 2025 as compared to the year ended December 31, 2024.
Investing Activities
The changes in cash flows from investing activities relate to purchases of property and equipment and internal software development as part of our ongoing efforts to innovate in the design, user experience, and performance of our websites.
For the years ended December 31, 2025 and 2024, cash used in investing activities was $59.5 million and $72.5 million, respectively. The decrease in cash used for investing activities was related to the acquisition of Motorsport Images LLC and Motorsport.com, Inc. in the prior year period.
Financing Activities
For the years ended December 31, 2025 and 2024, our financing activities provided $576.2 million and used $56.2 million of cash, respectively. Financing activities for the year ended December 31, 2025 included proceeds from debt resulting from issuance of the 2025 Term Loans and 10.500% Senior Secured Notes and proceeds from issuances of common stock in connection with equity-based compensation arrangements. These were offset by principal payments on our 2019 Term Loans, principal payments on our 2025 Term Loans, debt issuance and refinance costs.

	Year Ended December 31,		increase (decrease)
(Dollars in thousands)	2024	2023	$ change	% change
Net cash provided by operating activities	$118,320	$132,716	$(14,396)	(10.8)%
Net cash used in investing activities	(72,488)	(56,999)	(15,489)	(27.2)%
Net cash used in financing activities	(56,218)	(45,350)	(10,868)	(24.0)%
Effects of exchange rate fluctuations	(5,160)	8,089	(13,249)	NM
____________________
NM - Not meaningful
Operating Activities
Cash provided by operating activities is primarily comprised of net income, as adjusted for non-cash items, and changes in operating assets and liabilities. Non-cash adjustments consist primarily of depreciation, amortization, foreign currency gains and losses on our foreign denominated debt, and equity-based compensation.
For the year ended December 31, 2024, cash provided by operating activities was $118.3 million as compared to cash provided by operating activities of $132.7 million for the year ended December 31, 2023. The decrease in cash provided by operating activities was impacted by changes in working capital, including reduced cash flows from the change in timing of payments related to accounts payable, interest and taxes in addition to changes in deferred revenue, increased cash flows from the timing of payments for accrued expenses.
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
Financing Activities
For the years ended December 31, 2024 and 2023, our financing activities used $56.2 million and $45.4 million of cash, respectively. Financing activities for the year ended December 31, 2024 included debt issuance costs, principal payments on our 2019 Term Loans and cash paid for settlement of employee tax related to equity-based awards, partially offset by the proceeds from common stock issuance.
Contractual obligations, guarantees and other potentially significant uses of cash
A summary of contractual cash obligations as of December 31, 2025 were as follows:

(Dollars in thousands)	2026-2027	2028-2029	2030 and thereafter	Total
Long-term indebtedness, including current portion and interest[1]	$1,148,331	$445,477	$997,955	$2,591,763
Operating lease obligations[2]	16,873	12,355	12,472	41,700
Minimum royalty guarantee payments to suppliers of content[3]	76,483	50,167	18,085	144,735
IT Commitments	9,014	195	—	9,209
Other commitments	17,714	985	415	19,114
Total	$1,268,415	$509,179	$1,028,927	$2,806,521
____________________
1Interest payments are estimated based on interest rate curves valued as of December 31, 2025.
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
Off-balance sheet arrangements
From time to time, we may issue small amounts of letters of credit to provide credit support for leases, guarantees, and contractual commitments. The fair values of the letters of credit reflect the amount of the underlying obligation and are subject to fees competitively determined in the marketplace. As of December 31, 2025, 2024 and 2023, we had no material letters of credit outstanding or other off-balance sheet arrangements except for operating leases entered into in the normal course of business.
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
Potential Liability and Insurance
We indemnify certain customers from claims related to alleged infringements of the intellectual property rights of third parties or misappropriation of publicity or personality rights of third parties, such as claims arising from copyright infringement or failure to secure model and property releases for images we license if such a release is required. The standard terms of these indemnifications require us to defend those claims upon notice and pay related damages, if any. We typically mitigate this risk by requiring all uses of licenses to be within the scope of our licenses, and by securing necessary model and property releases for Creative Stills content and by contractually requiring contributing photographers and other content partners to do the same prior to submitting any content to us, and by limiting damages/liability in certain circumstances. Additionally, we require all contributors and Content Partners, as well as companies that are potential acquisition targets to warrant that the content licensed to or purchased by us does not and will not infringe upon or misappropriate the rights of third parties. We also require content providers, including contributing photographers, Content Partners and sellers of businesses or image collections that we have purchased to indemnify us in certain circumstances where a claim arises in relation to an image they have provided or sold to us. Content Partners are also typically required to carry insurance policies for losses related to such claims and individual contributors are encouraged to carry such policies and we have insurance policies to cover litigation costs for such claims. We will record liabilities for these indemnifications if and when such claims are probable and the range of possible payments and available recourse from content partners can be estimated, as applicable. Historically, the exposure to such claims has been immaterial, as were the recorded liabilities for intellectual property infringement at December 31, 2025, 2024 and 2023. As such, management believes the estimated fair value of these liabilities is minimal.
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
The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because management does not believe a material liability is probable, no related liabilities were recorded at December 31, 2025, 2024 and 2023. We are subject to a variety of claims and suits that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties and management’s judgment about these matters may change in the future. Additionally, we hold insurance policies that mitigate potential losses arising from certain indemnifications, and historically, significant costs related to performance under these obligations have not been incurred.
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

We conduct operations on a global basis and are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating and estimating our provision and accruals for these taxes. Our effective tax rate is subject to significant variation due to several factors, including variability in accurately predicting our taxable income and the geographical mix of our pre-tax earnings. In addition, we are subject to audit in various jurisdictions, and such jurisdictions may assess additional income tax liabilities. We record unrecognized tax benefits as liabilities in accordance with ASC 740, “Income Taxes” (“ASC 740”) and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Such amounts are based on management’s judgment and best estimate as to the ultimate outcome of tax audits.
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
Recent Accounting Pronouncements
Please refer to “Note 2 — Summary of Significant Accounting Policies” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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

	Years Ended December 31,
	2025	2024	2023
LTM total purchasing customers (thousands)	689	717	799
LTM total active annual subscribers (thousands)	278	314	236
LTM paid download volume (millions)[1]	92	93	95
LTM annual subscriber revenue retention rate	89.9%	92.9%	92.4%
Image collection (millions)	609	572	535
Video collection (millions)	36	32	28
LTM video attachment rate	15.9%	16.5%	14.1%
____________________
1Excludes downloads from Editorial Subscriptions, Editorial feeds and certain API structured deals, including bulk unlimited deals. Excludes downloads related to an agreement signed with Amazon, as the magnitude of the potential download volume over the deal term could result in significant fluctuations in this metric without corresponding impact to revenue in the same period.
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
Total purchasing customers decreased to 689 thousand for the LTM ended December 31, 2025, compared to 717 thousand and 799 thousand for the LTM ended December 31, 2024 and 2023, respectively. This decrease can be largely attributed to a decline in iStock subscriptions with smaller download volumes, where there has been some continued impact from the discontinuation of the free-trial customer acquisition program in June, 2025. Importantly, more broadly across subscriptions, the ongoing shift into more committed solutions continues to have a positive impact on annual revenue per purchasing customer, which grew by 8.7% to $1,424 for the LTM ended December 31, 2025 from $1,310 for the LTM ended December 31, 2024.
Total active annual subscribers
Total active annual subscribers is the count of customers who were on an annual subscription product during the LTM reporting period. This metric provides management and investors with visibility into the rate at which we are growing our annual subscriber base and is highly correlated to the percentage of our revenue that comes from annual subscription products.
Total active annual subscribers decreased to 278 thousand for the LTM ended December 31, 2025 compared to 314 thousand for the LTM ended December 31, 2024 and increased from 236 thousand for the LTM ended December 31, 2023. Annual subscriber declines compared to the LTM ended December 31, 2024 was driven by iStock subscriptions, where there has been some continued impact from the discontinuation of the free-trial customer acquisition program with declines partially offset by increases in Unsplash+ subscriptions.
Paid download volume
Paid download volume is a count of the number of paid downloads by our customers in the reported period. This metric informs both management and investors about the volumes at which customers are engaging with our content over time.
Paid download volume decreased slightly for the LTM ended December 31, 2025, as compared to the LTM ended December 31, 2024 and 2023. We believe that the steady demand in paid download volumes during the last twelve month period that had a myriad of macro-economic challenges, is a strong outcome and signals that our content continues to meet our customers evolving needs.

Annual subscriber revenue retention rate
The annual subscriber revenue retention rate calculates retention of total revenue for customers on annual subscription products, comparing the customer’s total booked revenue (inclusive of spend for annual subscription and non-annual subscription products) in the LTM period to the prior twelve month period. For example, LTM annual subscriber booked revenue (the amount of revenue invoiced to customers) for the period ended December 31, 2025 was 89.9% of revenue from these customers in the period ended December 31, 2024. The revenue retention rate informs management and investors on the degree to which we are maintaining or growing revenue from our annual subscriber base. As we continue to focus on growing subscriptions as a percentage of total revenue, revenue retention for these customers is a key driver of the predictability of our financial model with respect to revenue.
The annual subscriber revenue retention rate decreased for the LTM ended December 31, 2025, as compared to the LTM ended December 31, 2024 and 2023. The decline in revenue retention was primarily attributable to the absence of certain high-impact events, tied to political, sporting and certain one-time spend, that occurred in the prior year that did not recur during the current year period. As these events are on a multi-year cycle, their absence in the current period led to a year-over-year decline in revenue retention.
Image and Video collection
Image and Video collection is a count of the total images and videos in our content library as of the reporting date. Management and investors can view growth in the size, both depth and breadth, of the content library as an indication of our ability to continue to expand our content offering with premium, high quality, contemporary content to meet the evolving needs of our customers. Image and video collections increased during the LTM ended December 31, 2025 as compared to LTM periods ending December 31, 2024 and 2023. Our image collection grew 6.5% to 609 million images as of December 31, 2025 compared to 572 million as of December 31, 2024. Our video collection grew 13.0% to 36 million videos over the same period.
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
The video attachment rate decreased to 15.9% in the LTM ended December 31, 2025 from 16.5% in the LTM ended December 31, 2024 and increased from 14.1% in the LTM ended December 31, 2023. The video attachment rate provides management and investors with an indication of our customers’ level of engagement with our video content offering. Our expansion of video across our subscription products is focused on further increasing the attachment rate over time. The strong video attachment rates reflect increased customer awareness of our video offering, improved search and site prominence for video content, and upselling of video into subscriptions. The decline from the prior year LTM period is driven by lower volumes of video downloaders on our iStock platform.
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
Reconciliation of Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted EBITDA less Capex
We define Adjusted EBITDA as net income before interest, taxes, depreciation, amortization, equity-based compensation, other operating expenses-net, and certain other expenses not directly related to the core operations of our business. A reconciliation is provided below to the most comparable financial measure stated in accordance with U.S. GAAP. We define Adjusted EBITDA Margin as the ratio of Adjusted EBITDA to revenue (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$(206,183)	$39,472	$19,577
Add/(less) non-GAAP adjustments:
Depreciation and amortization	64,763	61,293	78,443
Loss on litigation, net of recovery	100,498	20,491	56,051
Other operating expenses – net	54,830	15,834	1,624
Interest expense	156,175	131,408	126,884
Fair value adjustments, foreign exchange and other non operating (expense) income — net[1]	84,574	(37,558)	27,693
Loss on extinguishment of debt	5,474	—	—
Income tax expense (benefits)	43,876	47,483	(46,482)
Equity-based compensation expense, net of capitalization	16,856	21,848	37,652
Adjusted EBITDA	320,863	300,271	301,442
Capex	59,518	57,450	56,998
Adjusted EBITDA less capex	$261,345	$242,821	$244,444
Net income (loss) margin	(21.0)%	4.2%	2.1%
Adjusted EBITDA Margin	32.7%	32.0%	32.9%
____________________
1 Fair value adjustments for our swaps and foreign currency exchange contracts, foreign exchange gains (losses) and other insignificant non-operating related (expenses) income.

Reconciliation of Adjusted Net Income and Adjusted Earnings Per Share
Adjusted Net Income and Adjusted Earnings Per Share are non-GAAP financial measures that we use to provide a more meaningful comparison of our core operating results from period to period. These measures exclude the impact of certain items that we believe are not indicative of our core operating performance. These adjustments include, but are not limited to, foreign exchange gains (losses), net and other non-recurring items. The following table reconciles Net (Loss)

Income and (Loss) Earnings Per Share, the most directly comparable GAAP measures, to Adjusted Net (Loss) Income and Adjusted (Loss) Earnings Per Share for the periods presented (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024	2023
Net (loss) income	$(206,183)	$39,472	$19,577
Add/(less) non-GAAP adjustments:
Equity-based compensation expense	16,856	21,848	37,652
Tax effect of equity-based compensation expense[1]	(4,370)	(5,574)	(9,497)
Loss on litigation	100,498	20,491	56,051
Tax effect of loss on litigation, net of recovery[1]	(26,771)	(5,333)	(14,474)
Foreign exchange	78,882	(36,071)	23,772
Tax effect on foreign exchange (loss) gain – net[1]	(23,035)	10,320	(6,064)
Acquisition related costs	47,095	5,234	—
Tax effect of acquisition related costs[1]	(12,481)	(1,362)	—
Stability AI judgment	5,775	—	—
Tax effect of Stability AI judgment	(1,538)	—	—
Loss on debt extinguishment and expensed financing costs[1]	19,373	—	194
Tax effect of loss on debt extinguishment and expensed financing costs	(5,160)	—	(50)
Adjusted net (loss) income	$(11,059)	$49,025	$107,161

Earnings per share:
Diluted earnings per share	$(0.50)	$0.10	$0.05
Adjusted diluted earnings per share	$(0.03)	$0.12	$0.26

Weighted average diluted shares	414,344,822	414,870,801	411,495,025
1 Statutory tax rates used to calculate the tax effect of the adjustments.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest rate market risk

For the year ended December 31, 2025, we were exposed to changes in EURIBOR interest rates on the 2025 EUR Term Loans, subject to a minimum floor of 0.00%. As of December 31, 2025, the principal outstanding of our 2025 EUR Term Loans was €423.5 million. Based on the principal outstanding as of December 31, 2025, each one eighth percentage point increase in the EURIBOR rate would have correspondingly increased our interest expense on the senior secured credit facilities by approximately $0.6 million per annum.

On February 21, 2025, Getty Images amended the Existing Credit Agreement, pursuant to which, among other things, the 2019 USD Term Loans were repaid in full and 2025 USD Term Loans were incurred. The 2025 USD Term Loans are subject to a fixed interest rate. Prior to the Amendment Effective Date, Getty Images was exposed to fluctuations in Adjusted Term SOFR on the 2019 USD Term Loans.
Foreign currency market risk

We are exposed to foreign currency risk by virtue of our international operations. For each of the years ended December 31, 2025 and 2024, we derived approximately 44% of our revenue from operations outside the United States. Getty Images and its subsidiaries enter into transactions that are denominated in currencies other than Getty Images’ functional currency, including the Euro and British pounds. Some of these transactions result in foreign currency denominated assets and liabilities that are revalued each month. Upon revaluation, transaction gains and losses are generated, which, with the exception of those related to long-term intercompany balances, are reported as exchange gains and losses in our Consolidated Statements of Operations in the periods in which the exchange rates fluctuate. Transaction gains and losses on foreign currency denominated long-term intercompany balances for which settlement is not planned or anticipated in the foreseeable future, are reported in “Accumulated other comprehensive loss” in our Consolidated Balance Sheets.

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
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective in accomplishing their objectives at a reasonable assurance level.

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

Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the

Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of December 31, 2025, our internal controls over financial reporting were effective.
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
Item 9B.    Other Information.

Insider Trading Arrangements and Policies

Other than described in the table below, during the fiscal quarter ended December 31, 2025, none of our directors and officers (as defined in Section 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K). The trading arrangement described below was entered into during an open insider trading window and was in compliance with our insider trading policies and procedures. Actual sale transactions will be disclosed publicly in filings with the SEC in accordance with applicable securities laws, rules, and regulations.

Trading Arrangement
Name and Title	Action	Date Adopted/ Terminated	Rule 10b5-1	Total Shares to be Sold	Expiration Date
Michael Teaster, Senior Vice President, Chief of Staff	Adopt	11/12/2025[1]	X	[2]	06/30/2026

(1) The plan was adopted on the date set forth in the table and has an effective date of February 11, 2026.
(2) Mr. Teaster’s 10b5-1 plan provides for the sale of up to 169,000 shares of Class A common stock, plus the sale of net shares of Class A common upon exercise of up to 786,000 outstanding options. .
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.
1
2

PART III
Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item will be included under the caption “Proposal 1: Election of Directors,” “Continuing Directors,” “Executive Officers,” “Corporate Governance,” “Committees of the Board” and “Delinquent Section 16(a) Reports” of our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 (the “Proxy Statement”) and is incorporated herein by reference. Additionally, a list of our executive officers and directors appears below.

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

Executive Officers and Board of Directors

The following persons are the members of our Board of Directors and our executive officers as of the date of this Annual Report:

Name	Age	Position
Executive Officers
Craig Peters	56	Chief Executive Officer, Director (Class III)
Mikael Cho	40	Senior Vice President, CEO, Unsplash
Grant Farhall	50	Senior Vice President, Chief Product Officer
Gene Foca	60	Senior Vice President, Chief Marketing and Revenue Officer
Nate Gandert	52	Senior Vice President, Chief Technology Officer
Chris Hoel	54	Vice President, Chief Accounting Officer
Kjelti Kellough	52	Senior Vice President, General Counsel
Jennifer Leyden	52	Senior Vice President, Chief Financial Officer
Ken Mainardis	54	Senior Vice President, Global Content
Peter Orlowsky	57	Senior Vice President, Strategic Development
Michael Teaster	59	Senior Vice President, Chief of Staff
Jerry Jenkins	58	Senior Vice President, Chief Human Resources Officer
Daine Weston	38	Senior Vice President, Ecommerce
Non-Employee Directors
Mark Getty, self-employed, serving in various capacities including Trustee and director of various Getty family entities	65	Chair (Class II)
Patrick Maxwell, Private Equity Management	60	Director (Class I)
James Quella, self-employed	76	Director (Class I)
Jeffrey Titterton, Chief Marketing Officer, Stripe, Inc.	53	Director (Class I)
Chinh Chu, Senior Managing Director and Founder, CC Capital Partners, LLC	59	Director (Class II)
Brett Watson, President, Koch Equity Development LLC	45	Director (Class II)
Tracy Knox, self-employed	54	Director (Class II)
Michael Harris, Managing Director of Koch Equity Development LLC	46	Director (Class III)
Hilary Schneider, Chief Executive Officer of SimpliSafe, Inc.	64	Director (Class III)
Item 11.    Executive Compensation

The information required by this item will be included under the caption “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” of the Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation-Securities Authorized for Issuance Under Equity Compensation Plans” of the Proxy Statement and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the caption “Certain Relationships and Related Person Transactions” and “Corporate Governance-Director Independence” of the Proxy Statement and is incorporated herein by reference. Additional information regarding certain related party balances and transactions is included in “Note 2 — Summary of Significant Accounting Policies” to the consolidated financial statements included in this Annual Report.

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
4.2
Indenture, dated February 19, 2019, between Getty Images, Inc. and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.2 of the Company's Form 10-K, filed with the SEC on March 14, 2023)

4.3
First Supplemental Indenture, dated February 19, 2019, to the Indenture, dated as of February 19, 2019, between Getty Images, Inc. and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.3 of the Company's Form 10-K, filed with the SEC on March 14, 2023)

4.4
Second Supplemental Indenture, dated March 29, 2023, to the Indenture, dated as of February 19, 2019, between Getty Images, Inc., Getty Images Holdings, Inc. and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K, filled with SEC on March 15, 2024)

4.5
Third Supplemental Indenture, dated as of October 21, 2025, to the Indenture, dated as of February 19, 2019, by and among Getty Images, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K, filed with the SEC on October 21, 2025)

4.6
Indenture, dated as of May 5, 2025, by and among Getty Images, Inc. the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2025)

4.7
First Lien Intercreditor Agreement, dated as of May 5, 2025, among Getty Images and Abe Investment Holdings, Inc., as Borrowers, certain subsidiaries of Getty Images, Inc., as grantors, JPMorgan Chase Bank, N.A., as credit agreement representative and credit agreement collateral agent, and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K, filed with the SEC on May 6, 2025)

4.8
Indenture, dated as of October 21, 2025, by and among Getty Images, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2025)

4.9
First Supplemental Indenture, dated as of October 21, 2025, by and among Getty Images, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2025)

4.10
Indenture, dated as of October 21, 2025, by and among Getty Images, Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.5 to the Company’s Form 8-K, filed with the SEC on October 21, 2025)

4.11
Escrow Agreement, dated as of October 21, 2025, by and among U.S. Bank National Association, as Escrow Agent, U.S. Bank Trust Company, National Association, as trustee, and Getty Images, Inc. (incorporated by reference to Exhibit 4.7 to the Company’s Form 8-K, filed with the SEC on October 21, 2025)

4.12	Description of Registrant’s securities (incorporated by reference to Exhibit 4.4 of the Company’s Form 10-K on March 14, 2023)
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
10.3
Stockholders Agreement, by and among Vector Holdings, LLC and each of the persons listed on Schedule A thereto, dated as of December 9, 2021 (incorporated by reference to Exhibit 10.7 of Vector Holding, LLC’s Registration Statement on Form S-4, filed with the SEC on June 29, 2022)

10.4
Incremental Commitment Amendment and Second Amendment to Credit Agreement, dated as of May 4, 2023, by and among Abe Investment Holdings, Inc., Getty Images, Inc., J.P. Morgan Chase Bank N.A., as administrative agent, as an L/C Issuer (as defined therein) and as Swing Line Lender (as defined therein), the lenders party thereto and the other loan parties party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the SEC on May 10, 2023)

10.5*
Fourth Amendment to Credit Agreement, dated as of December 22, 2025, by and among Abe Investment Holdings, Inc., Getty Images, Inc., J.P. Morgan Chase Bank N.A., as administrative agent, the Revolving Credit Lenders (as defined therein) party thereto and the other loan parties party thereto.

10.6
Amendment No. 1, dated as of August 27, 2025, to Stockholders Agreement, dated as of December 9, 2021 by and among Getty Images Holdings, Inc. and each of the stockholders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q, filed with the SEC on November 10, 2025)

10.7
Second Incremental Commitment Amendment and Third Amendment to Credit Agreement, dated as of February 21, 2024, by and among Abe Investment Holdings, Inc., Getty Images, Inc., J.P. Morgan Chase Bank N.A., as administrative agent, as L/C Issuer and as swing line lender, the lenders party thereto and the other loan parties party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the SEC on February 21, 2025)

10.8^	Getty Images Holdings, Inc. Earn Out Plan dated as of July 21, 2022 (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2022)

10.9^
Getty Images Holdings, Inc. 2022 Employee Stock Purchase Plan dated as of July 21, 2022 (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2022)

10.10^
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

10.12^
Form of Award Agreement Awarding Performance Restricted Stock Units under the Getty Images Holdings, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 15, 2024)

10.13^
Form of Award Agreement Awarding Stock Options under the Getty Images Holdings, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K, filed with the SEC on March 14, 2023)

10.14^
Form of Award Agreement Awarding Restricted Stock Units under the Getty Images Holdings, Inc. 2022 Earn Out Plan (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-K, filed with the SEC on March 15, 2024)

10.15^	Employment Agreement with Craig Peters dated July 1, 2015, as amended on January 27, 2017, November 3, 2017, January 1, 2019, April 1, 2020, October 1, 2020 January 1, 2024 and January 1, 2025
10.16^
Employment Agreement with Nathaniel Gandert, dated June 1, 2016, as amended on April 1, 2020 and October 1, 2020 (incorporated by reference to Exhibit 10.14 to Vector Holding, LLC’s Registration Statement on Form S-4, filed with the SEC on January 18, 2022)

10.17^
Employment Agreement with Gene Foca, dated January 3, 2017, as amended on April 1, 2020, October 1, 2020, and May 1, 2023. (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 15, 2024)

10.18
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

10.20
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

10.21
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

10.23
Letter Agreement, dated as of January 6, 2025, by and among Getty Images and the Getty Family Stockholders (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, filed with the SEC on January 7, 2025)

10.24
Letter Agreement, dated as of January 6, 2025, by and between Getty Images and the Koch Stockholder (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K, filed with the SEC on January 7, 2025)

19.1	Getty Images Holdings, Inc. Insider Trading Policies (incorporated by reference to Exhibit 19.1 of the Company's Form 10-K, filed with the SEC on March 17, 2025)
21.1*	Subsidiaries of Registrant

23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97^	Getty Images Holdings, Inc. Incentive-Based Compensation Recovery Policy (incorporated by reference from the Company’s Form 10-K, filed with the SEC on March 15, 2024)
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statement of Redeemable Preferred Stock and Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
104	Cover Page Interactive Data File. Formatted in Inline XBRL and contained in exhibit 101.
†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.
*	Filed Herewith
**	Furnished Herewith
^	Indicates management contract or compensatory plan or arrangement
ITEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2026	GETTY IMAGES HOLDINGS, INC. (REGISTRANT)

	By:	/s/ Craig Peters
	Name:	Craig Peters
	Title:	Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Craig Peters		/s/ Jennifer Leyden
Name:	Craig Peters	Name:	Jennifer Leyden
Title:	Chief Executive Officer and Director	Title:	Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)
Date:	March 16, 2026	Date:	March 16, 2026

/s/ Chris Hoel
Name:	Chris Hoel
Title:	Chief Accounting Officer
(Principal Accounting Officer)
Date:	March 16, 2026

/s/ Mark Getty		/s/ Chinh Chu
Name:	Mark Getty	Name:	Chinh Chu
Title:	Director	Title:	Director
Date:	March 16, 2026	Date:	March 16, 2026

/s/ Michael Harris		/s/ Tracy Knox
Name:	Michael Harris	Name:	Tracy Knox
Title:	Director	Title:	Director
Date:	March 16, 2026	Date:	March 16, 2026

/s/ Patrick Maxwell		/s/ James Quella
Name:	Patrick Maxwell	Name:	James Quella
Title:	Director	Title:	Director
Date:	March 16, 2026	Date:	March 16, 2026

/s/ Hilary Schneider		/s/ Jeffrey Titterton
Name:	Hilary Schneider	Name:	Jeffrey Titterton
Title:	Director	Title:	Director
Date:	March 16, 2026	Date:	March 16, 2026

/s/ Brett Watson
Name:	Brett Watson
Title:	Director
Date:	March 16, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Getty Images Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Getty Images Holdings, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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
Seattle, Washington
March 16, 2026

GETTY IMAGES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$90,183	$121,173
Restricted cash	635,124	4,131
Accounts receivable – net of allowance of $5,338 and $6,164, respectively	208,468	151,130
Prepaid expenses	20,786	16,327
Insurance recovery receivable	34,954	45,000
Taxes receivable	10,342	9,577
Other current assets	11,526	11,477
Total current assets	1,011,383	358,815
Property and equipment, net	184,189	177,292
Operating lease right of use assets	24,262	32,453
Goodwill	1,516,265	1,510,477
Intangible assets, net of accumulated amortization	414,699	389,906
Deferred income taxes, net	57,977	63,965
Other assets	31,513	30,800
Total assets	$3,240,288	$2,563,708
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$114,231	$99,320
Accrued expenses	89,854	59,938
Income taxes payable	13,772	10,913
Short-term debt - net	696,474	—
Litigation reserves	205,324	110,994
Deferred revenue	188,338	172,090
Total current liabilities	1,307,993	453,255
Long-term debt, net	1,270,888	1,314,424
Lease liabilities	23,553	29,034
Deferred income taxes, net	14,217	24,357
Uncertain tax positions	21,122	22,329
Other long-term liabilities	1,889	1,969
Total liabilities	2,639,662	1,845,368
Commitments & contingencies (Note 11)
Stockholders’ equity:
Class A common stock, $0.0001 par value: 2.0 billion shares authorized; 417.2 million shares issued and outstanding as of December 31, 2025 and 412.3 million shares issued and outstanding as of December 31, 2024	42	41
Additional paid-in capital	2,039,751	2,017,407
Accumulated deficit	(1,429,605)	(1,223,482)
Accumulated other comprehensive loss	(57,646)	(123,770)
Total Getty Images Holdings, Inc. stockholders’ equity	552,542	670,196
Non-controlling interest	48,084	48,144
Total stockholders’ equity	600,626	718,340
Total liabilities and stockholders’ equity	$3,240,288	$2,563,708
See notes to consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue	$981,290	$939,287	$916,555

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	261,315	253,068	250,249
Selling, general and administrative expenses	415,968	407,796	402,516
Depreciation	62,459	58,987	54,374
Amortization	2,304	2,306	24,069
Loss on litigation	100,498	20,491	116,051
Recovery of loss on litigation	—	—	(60,000)
Other operating expenses – net	54,830	15,834	1,624
Total operating expenses	897,374	758,482	788,883
Income from operations	83,916	180,805	127,672

Other (expense) income, net:
Interest expense	(156,175)	(131,408)	(126,884)
Loss on fair value adjustment for swaps – net	—	(1,459)	(7,573)
Foreign exchange (loss) gain – net	(78,882)	36,071	(23,772)
Loss on extinguishment of debt	(5,474)	—	—
Other non-operating (expense) income – net	(5,692)	2,946	3,652
Total other expense – net	(246,223)	(93,850)	(154,577)
(Loss) income before income taxes	(162,307)	86,955	(26,905)
Income tax (expense) benefit	(43,876)	(47,483)	46,482

Net (loss) income	(206,183)	39,472	19,577
Less:
Net (loss) income attributable to non-controlling interest	(60)	(61)	238
Net (loss) income attributable to Getty Images Holdings, Inc.	$(206,123)	$39,533	$19,339

Net (loss) income per share attributable to Class A Getty Images Holdings, Inc. common stockholders:
Basic	$(0.50)	$0.10	$0.05
Diluted	$(0.50)	$0.10	$0.05

Weighted-average Class A common shares outstanding:
Basic	414,344,822	409,144,863	399,037,805
Diluted	414,344,822	414,870,801	411,495,025
See notes to consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net (loss) income	$(206,183)	$39,472	$19,577
Other comprehensive (loss) income:
Net foreign currency translation adjustment gains (losses)	66,124	(36,694)	21,852
Comprehensive (loss) income	(140,059)	2,778	41,429
Less: Comprehensive (loss) gain attributable to noncontrolling interest	(60)	(61)	238
Comprehensive (loss) income attributable to Getty Images Holdings, Inc.	$(139,999)	$2,839	$41,191
See notes to consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Getty Images Holdings, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
BALANCE — December 31, 2022	394,771,254	$39	$1,936,324	$(1,282,354)	$(108,928)	$545,081	$47,967	$593,048
Net income	—	—	—	19,339	—	19,339	238	19,577
Net foreign currency translation adjustment gains in comprehensive income	—	—	—	—	21,852	21,852	—	21,852
Issuance of common stock in connection with equity-based compensation arrangements	12,035,420	1	15,049	—	—	15,050	—	15,050
Common shares withheld for settlement of taxes in connection with equity-based compensation	(1,835,887)	—	(8,713)	—	—	(8,713)	—	(8,713)
Equity-based compensation activity	—	—	40,616	—	—	40,616	—	40,616
BALANCE — December 31, 2023	404,970,787	$40	$1,983,276	$(1,263,015)	$(87,076)	$633,225	$48,205	$681,430
Net income (loss)	—	—	—	39,533	—	39,533	(61)	39,472
Issuance of shares in connection with acquisition	1,189,061	—	4,875	—	—	4,875	—	4,875
Net foreign currency translation adjustment (losses) in comprehensive income	—	—	—	—	(36,694)	(36,694)	—	(36,694)
Issuance of common stock in connection with equity-based compensation arrangements	6,726,667	1	7,878	—	—	7,879	—	7,879
Common shares withheld for settlement of taxes in connection with equity-based compensation	(616,113)	—	(2,655)	—	—	(2,655)	—	(2,655)
Equity-based compensation activity	—	—	24,033	—	—	24,033	—	24,033
BALANCE — December 31, 2024	412,270,402	$41	$2,017,407	$(1,223,482)	$(123,770)	$670,196	$48,144	$718,340
Net loss	—	—	—	(206,123)	—	(206,123)	(60)	(206,183)
Net foreign currency translation adjustment gains in comprehensive (loss)	—	—	—	—	66,124	66,124	—	66,124
Issuance of common stock in connection with equity-based compensation arrangements	4,944,202	1	3,682	—	—	3,683	—	3,683
Equity-based compensation activity	—	—	18,662	—	—	18,662	—	18,662
BALANCE — December 31, 2025	417,214,604	$42	$2,039,751	$(1,429,605)	$(57,646)	$552,542	$48,084	$600,626

See notes to consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(206,183)	$39,472	$19,577
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	62,459	58,987	54,374
Amortization	2,304	2,306	24,069
Foreign currency losses (gain) on foreign denominated debt	56,948	(28,411)	16,579
Equity-based compensation	16,856	21,848	37,652
Deferred income taxes – net	3,998	4,094	(76,624)
Uncertain tax positions	(1,208)	(2,321)	(12,561)
Impairment of equity method investment	—	7,459	—
Debt and refinance issuance transaction costs	13,899	2,431	—
Non-cash fair value adjustment for swaps and foreign currency exchange contracts	—	1,459	7,573
Amortization of debt issuance costs	7,508	2,518	3,965
Non cash operating lease costs	11,299	11,469	12,173
Loss on extinguishment of debt	5,474	—	—
Other	1,328	3,230	4,458
Changes in assets and liabilities:
Accounts receivable	(52,831)	(18,408)	(11,704)
Accounts payable	12,391	(4,759)	9,799
Accrued expenses	9,711	14,426	(6,808)
Insurance recovery receivable	10,046	3,615	(48,615)
Litigation reserves	94,330	12,845	98,149
Lease liabilities, non-current	(13,391)	(12,423)	(13,187)
Income taxes receivable/payable	5,131	(1,388)	8,027
Interest payable	22,133	—	—
Deferred revenue	11,608	492	4,532
Other	(8,620)	(621)	1,288
Net cash provided by operating activities	65,190	118,320	132,716

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(59,518)	(57,450)	(56,999)
Acquisition of a business, net of cash acquired	—	(15,038)	—
Net cash used in investing activities	(59,518)	(72,488)	(56,999)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt	(1,037,040)	(57,800)	(50,400)
Proceeds from issuance of debt	1,669,272	—	—
Debt issuance and refinance costs	(59,744)	(3,641)	(1,137)
Proceeds from common stock issuance	3,682	7,878	15,050
Cash paid for settlement of employee taxes related to exercise of equity-based awards	—	(2,655)	(8,713)
Cash paid for equity issuance costs	—	—	(150)
Net cash provided by (used in) financing activities	576,170	(56,218)	(45,350)

Effects of exchange rates fluctuations	18,161	(5,160)	8,089
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	600,003	(15,546)	38,456
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of period	125,304	140,850	102,394
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - End of period	$725,307	$125,304	$140,850

SUPPLEMENTAL DISCLOSURES:
Interest paid	$126,969	$128,804	$122,826
Income taxes paid, including foreign taxes withheld	$44,293	$41,400	$31,700
See notes to consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    DESCRIPTION OF THE BUSINESS

Getty Images Holdings, Inc. (the “Company” or “Getty Images”) is a preeminent global visual content creator and marketplace that offers a full range of content solutions to meet the needs of customers around the globe, no matter their size. Through Getty Images, iStock, and Unsplash brands, websites and APIs, the Company serves customers in almost every country in the world and is one of the first places people turn to discover, purchase and share powerful visual content from the world’s best photographers and videographers. The Company offers a full range of content, with over 645 million assets available through its industry-leading sites. The Company serves businesses in almost every country in the world with websites in 23 languages bringing content to media outlets, advertising agencies and corporations and, increasingly, serving individual creators and prosumers.
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

The Company has expensed $47.1 million and $4.1 million of legal, accounting, and other direct costs related to this proposed Merger for the years ended December 31, 2025 and 2024, respectively. These costs are included in “Other operating expenses – net” in the Consolidated Statements of Operations.

On January 28, 2025, Getty Images filed its Premerger Notification and Report Form under the HSR Act (“HSR Filing”). On February 27, 2025, Getty Images withdrew its HSR Filing and refiled it on March 3, 2025.

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

On February 23, 2026, Getty Images and Shutterstock announced that they had received notice that the DOJ has concluded its review of the proposed merger and the applicable waiting period under the Hart-Scott-Rodino Act has expired, without conditions.

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

On October 20, 2025, the Company received notice that the CMA intended to refer the proposed Merger to a Phase 2 review process unless acceptable undertakings to address their competition concerns are offered. On November 3, 2025, the Company received notice that the CMA has referred the Merger to a Phase 2 review process. On February 19, 2026, the CMA issued a provisional decision with respect to the proposed merger and directed that any proposed remedies be submitted to the CMA by March 5, 2026. On March 11, 2026, the CMA published an Invitation to Comment on Remedies, with responses due by March 18, 2026 and published a Notice of Extension, extending its reference period by eight weeks to June 14, 2026. The Company remains committed to the proposed Merger and will continue to engage with CMA and work with Shutterstock to expeditiously secure the necessary clearances.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Noncontrolling Interest
The Company’s noncontrolling interest represents the minority stockholder’s ownership interest related to the Company’s subsidiary, Getty Images SEA Holdings Co., Limited (“Getty SEA”). The Company reports its non-controlling interest in subsidiary as a separate component of stockholders’ equity in the Consolidated Balance Sheets and reports both net income (loss) attributable to the non-controlling interest and net income (loss) attributable to the Company’s common stockholders on the Consolidated Statements of Operations. The Company’s equity interest in Getty SEA is 50% and the non-controlling stockholder’s interest is 50%. Net Income or (Loss) from this subsidiary is allocated based upon these ownership interests. This is reflected in the Consolidated Statements of Stockholders’ Equity as “Noncontrolling interest”.
Net Income (Loss) Per Share Attributable to Common Stockholders
Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, without consideration of potentially dilutive securities. Net income (loss) available to common stockholders represents net income (loss) attributable to common stockholders adjusted by the allocation of income or losses to the noncontrolling interest.
In periods where the Company recognizes a net loss, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since the effect of potentially dilutive securities is anti-dilutive.
Diluted net income per share is computed by dividing the net income attributable to common stockholders by the weighted average common shares outstanding and all potential common shares, if they are dilutive. The potentially dilutive effect of options are computed using the treasury stock method. Securities that potentially have an anti-dilutive effect are excluded from the diluted earnings per share calculation.
Foreign Currencies
Assets and liabilities for subsidiaries with functional currencies other than the U.S. Dollar are recorded in foreign currencies and translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to “Other comprehensive income (loss)” (“OCI”), as a separate component of stockholders’ equity. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in “Foreign exchange (loss) gain – net” in the Consolidated Statements of Operations. For the years ended December 31, 2025, 2024, and 2023 the Company recognized net foreign currency transaction loss of $78.9 million, net gain of $36.1 million and net loss of $23.8 million, respectively.
Derivative Instruments
Prior to February 2024, the Company used derivative instruments to manage exposures to foreign currency and interest rate risks. The derivative instruments all matured by February 2024. Generally, the objectives for holding derivatives includes reducing or eliminating the economic impact of those exposures. Derivative instruments are recorded as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and whether the instrument is designated as a hedge for accounting purposes. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of OCI and is subsequently recognized in earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is recognized in earnings. For derivative instruments designated as either fair value or cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in earnings. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized in “Loss on fair value adjustment for swaps – net” in the Consolidated Statements of Operations. As of December 31, 2025, 2024, and 2023 the Company did not have any derivatives designated as hedging instruments as defined by the derivative instruments and hedging activities accounting guidance. See “Note 4 — Derivative Instruments” for further information.
Litigation Reserves
The Company recognizes a charge for litigation reserves when a loss is probable, and the amount is material and reasonably determinable. The amount accrued represents the Company’s best estimate of the loss, including related interest if applicable or, if no best estimate within a range of outcomes exists, the minimum amount in the range is reserved and the high end of the range is disclosed. If it is determined that a loss is only reasonably possible or that a loss is probable but the amount is not reasonably estimable, the Company discloses the nature of the possible loss and gives an estimate of the possible range of loss. The estimates and judgments could change based on new information, changes in laws or regulations, or the outcome of legal proceedings, settlements, or other factors. If different estimates and judgments were applied with respect to these matters, it is likely that reserves would be recorded for different amounts. The reserve for litigation is accrued in “Litigation reserves” on the Consolidated Balance Sheets and related legal and professional fees associated with the litigation are included in “Accounts Payable” or “Accrued expenses” on the Consolidated Balance Sheets. See “Note 11 — Commitments and Contingencies” for further discussion.
Recoveries of Losses on Litigation

The Company recognizes the benefit of recoveries of losses on litigation when it is probable that such recoveries will be received. These recoveries are recorded in “Recovery of loss on litigation” in the Consolidated Statements of Operations, and are typically receivable from third-party insurance carriers for legal claims and related costs that are included in “Loss on litigation” on the Consolidated Statement of Operations, see “Note 11 — Commitments and Contingencies”.
Cash, Cash Equivalents and Restricted Cash
The following represents the Company’s cash, cash equivalents and restricted cash as of December 31, 2025 and 2024 (in thousands):

	As of December 31,
	2025	2024
Cash and cash equivalents	$90,183	$121,173
Restricted cash	635,124	4,131
Total cash, cash equivalents and restricted cash	$725,307	$125,304
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
In connection with the issuance of the 10.500% Senior Secured Notes and pursuant to the Escrow Agreement, dated October 21, 2025 (the “Escrow Agreement”), the Company deposited the gross proceeds of the offering into an escrow account. The escrowed proceeds may be released only upon satisfaction of the conditions specified in the Escrow Agreement, including the consummation of the proposed merger (the “Merger”). See “Note 10 — Debt” for additional information.
Until the escrow conditions are satisfied, the proceeds are restricted from use for general corporate purposes and are classified as restricted cash in the Consolidated Balance Sheets. If the Merger is not consummated, the escrowed proceeds will be released or otherwise applied in accordance with the terms of the 10.500% Senior Secured Notes and the Escrow Agreement.
The Company also holds smaller amounts of restricted cash for collateral related to corporate credit cards and real estate lease obligations.
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
Accounts Receivable —  Net
Accounts receivable are trade receivables, net of reserves for allowances for doubtful accounts totaling $5.3 million and $6.2 million as of December 31, 2025 and 2024, respectively.
Allowance for doubtful accounts is calculated based on the current estimate of expected lifetime credit losses, which includes assumptions such as historical losses, existing economic conditions, and analysis of specific older account balances of customer and delegate accounts. Trade receivables are written off when collection efforts have been exhausted.
Allowance for doubtful accounts changed as follows during the years presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning of year	$6,164	$6,527	$6,460
Provision	319	2,180	2,228
Deductions	(1,145)	(2,543)	(2,161)
End of year	$5,338	$6,164	$6,527
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
Minority Investment without Readily Determinable Fair Value
The carrying amount of the minority investments, which is included within “Other long-term assets” on the Consolidated Balance Sheets, was $2.1 million and $1.9 million as December 31, 2025 and 2024, respectively. The Company uses the measurement alternative for these equity investments and their carrying value is reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments. Revenue related to content consumed by the minority investees was not material during any of the years end December 31, 2025, 2024 and 2023.
The investments are holdings in a privately held companies that are not exchange traded and therefore not supported with observable market prices. The Company periodically evaluates the carrying value of the minority investment, or when events and circumstances indicate that the carrying amount of an asset may not be recovered. During the year ended December 31, 2024, the Company recorded an impairment of $7.5 million related to a minority investment in the Consolidated Statements of Operations. The investee experienced consistent and significant decline in income, which indicated that the carrying value of the investment may not be recoverable. As of December 31, 2025 and 2023, no adjustments to the carrying values of the Company’s long-term investments were identified as a result of this assessment. Changes in performance negatively impacting operating results and cash flows of these investments could result in the Company recording an impairment charge in future periods.
Goodwill
The Company evaluates goodwill for impairment annually or more frequently when an event occurs, or circumstances indicate it is more likely than not that the fair value of the reporting unit is below its carrying value. Circumstances that could indicate impairment and require impairment tests more frequently than annually include; significant adverse changes in legal factors or market and economic conditions, a significant decline in the financial results of the Company’s operations, significant changes in strategic plans, adverse actions by regulators, unanticipated changes in competition and market share, or a planned disposition of a significant portion of the business. Management performs the annual goodwill impairment analysis as of October 1 each year. The Company’s 2025, 2024 and 2023 goodwill impairment analyses did not result in an impairment charge. As circumstances change, it is possible that future goodwill impairment analysis could result in goodwill impairments, which would be included in the calculation of income or loss from operations.
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
Loans Receivable
Loans are stated at unpaid principal balances less any allowance for loan losses. Interest is recognized over the term of the loan and is calculated using the compound interest method. Management considers a loan impaired when, based on current information or factors, it is probable that the principal and interest payment will not be collected according to the loan agreement. The Company did not recognize any loan impairment charges during the years ended December 31, 2025, 2024 or 2023.
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
Related-Party Transactions
On June 15, 2016, Getty SEA, a subsidiary of the Company, entered into various agreements with Visual China Group Holding Limited (“VCG”). As part of those agreements, Getty SEA issued $24.0 million in an unsecured note receivable to VCG. This note receivable bears interest at 2.5% per annum with an August 18, 2036 due date. VCG is also a noncontrolling interest stockholder of Getty SEA. As of December 31, 2025, 2024 and 2023 this unsecured note receivable is included in “Other long-term assets” in the Consolidated Balance Sheets.
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
The Company recognizes revenue gross of contributor royalties because the Company is the principal in the transaction as it is the party responsible for the performance obligation and it controls the product or service before transferring it to the customer. The Company also licenses content to customers through third-party delegates worldwide (approximately 3% of total revenues for the years ended December 31, 2025, 2024 and 2023). Delegates sell the Company’s products directly to customers as the principal in those transactions. Accordingly, the Company recognizes revenue net of costs paid to delegates. Delegates typically earn and retain 35% to 50% of the license fee, and the Company recognizes the remaining 65% to 50% as revenue.
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
See “Note 12 — Revenue” for additional revenue disclosures.
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
Advertising and Marketing
The Company markets its products and services mainly through paid search, natural or organic search optimization, affiliate marketing channels, email and website marketing, customer events and public relations initiatives. Costs associated with marketing efforts are recorded in “Selling, general and administrative expenses” when related liabilities are incurred. For paid search and affiliate marketing, liabilities are incurred when potential new customers click through the links in the ad, generating an obligation to the internet search provider or affiliate marketing partner. Advertising and marketing costs expensed for the years ended December 31, 2025, 2024 and 2023 were $47.3 million, $47.1 million and $48.5 million, respectively.
Income Taxes
The Company computes income taxes and accruals for uncertain tax positions under the asset and liability method as set forth in the authoritative guidance for accounting for income taxes and uncertain tax positions. Deferred income taxes are provided for the temporary differences between the consolidated financial statement carrying amounts and the tax basis of the Company’s assets and liabilities and operating loss and tax credit carryforwards. The Company establishes a valuation allowance for deferred tax assets if it is not more likely than not that the tax benefits will be realized. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessments of realizable deferred tax assets. The Company accounts for the global intangible low-tax income (“GILTI”) earned by foreign subsidiaries included in gross U.S. taxable income in the period incurred. See “Note 17 — Income Taxes” for further information.
Segments
The Company has determined that it operates and manages one operating segment, which is the business of developing and commercializing visual content. The Company’s chief operating decision maker (the “CODM”), its Chief Executive Officer, reviews financial information on an aggregate basis for the purpose of allocating resources and making operating decisions. See “Note 18 — Segment and Geographic Information” for further information.
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
Recently Adopted Accounting Standard Updates
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, “Improvements to Reportable Segment Disclosures (Topic 280)” (“ASU 2023-07”) new guidance that modifies the disclosure and presentation requirements of reportable segments. The new guidance requires the disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit and loss. In addition, the new guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. The Company adopted ASU 2023-07, effective December 15, 2024. The adoption of this standard only modified how the reportable segment expenses are disclosed and did not have a material impact on the consolidated financial statements or operations of the Company. See “Note 18 — Segment and Geographic Information” for further information.
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

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosure (Topic 740)” (“ASU 2023-09”), which enhances the transparency of income tax disclosures. The ASU 2023-09 requires additional disaggregation of the annual effective tax rate reconciliation and income taxes paid, net of refunds received, including jurisdictional detail for items meeting specified quantitative thresholds. Effective January 1, 2025, the Company adopted ASU 2023-09 on a prospective basis and thus, the enhanced disclosure requirements are reflected in the Company’s consolidated financial statements for the year ended December 31, 2025, and prior period disclosures have not been recast. See “Note 17 — Income Taxes” for further information.

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

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements.” The standard improves the navigability of interim disclosures, clarifies when Topic 270 applies and provides additional interim disclosure guidance, including a principle to disclose material events since the most recent annual reporting period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The standard is effective for the Company beginning January 1, 2028, with early adoption permitted, and may be applied prospectively or retrospectively. The Company is in the process of evaluating the impact of adopting this new guidance on the consolidated financial statement disclosures.

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

Fair Value of Consideration Transferred
Cash	$15,106
Class A common stock	4,875
Total fair value of consideration considered	$19,981
The transaction was accounted for using the acquisition method of accounting and, accordingly, the results of the acquired business have been included in the Company’s results of operations from the acquisition date. In connection with the acquisition, the Company incurred approximately $1.0 million of transaction costs for the year ended December 31, 2024, recorded in “Other operating expenses – net” on the Consolidated Statements of Operations.
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
4.    DERIVATIVE INSTRUMENTS

Interest Rate Risk

In February 2019, the Company entered into a swap which had a notional amount of $355.0 million and the Company paid a fixed rate of 2.5380%. This swap matured in February 2024. Each swap contained an embedded floor option under which the Company received a rate of 0.0% or one-month LIBOR, whichever was greater, to match the terms of the Company’s debt. In June 2023 the rate transitioned to the greater of one-month CME Term SOFR or negative 0.1%. Both swaps were considered economic hedges and had not been designated as hedges, as defined in the applicable accounting guidance, for financial reporting purposes. The changes in fair value are recognized in “Loss on fair value adjustment for swaps – net” in the accompanying Consolidated Statements of Operations.
The Company recognized a loss of $1.5 million and loss of $7.6 million on these derivative instruments for the years ended December 31, 2024 and 2023, respectively. There was no income or loss during the year ended December 31, 2025 as the swap matured in February 2024.
5.    FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments as of December 31, 2025 and 2024 consist of cash equivalents and debt. Assets and liabilities measured at fair value on a recurring basis (cash equivalents and interest rate swaps) and a nonrecurring basis (debts) are categorized in the tables below based on the levels discussed in “Note 2 — Summary of Significant Accounting Policies”.
The following tables summarize the Company’s financial instruments by level in the fair value hierarchy as of December 31, 2025:

(In thousands)	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$665,506	$—	$—	$665,506
Liabilities:
Term Loans	$—	$512,282	$—	$512,282
Senior Secured Notes	$—	$1,139,512	$—	$1,139,512
Senior Unsecured Notes	$—	$283,400	$—	$283,400

(In thousands)	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (cash equivalents)	$75,431	$—	$—	$75,431

Derivative Liabilities:
Term Loans	$—	$1,013,231	$—	$1,013,231
Senior Unsecured Notes	$—	$298,965	$—	$298,965
The fair value of the Company’s money market funds is based on quoted active market prices and is determined using the market approach. The fair value of the Company’s Term Loans, Senior Secured Notes and Senior Unsecured Notes are based on market quotes provided by a third-party pricing source. See “Note 10 — Debt” for additional disclosures.

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
6.    PROPERTY AND EQUIPMENT – NET
Property and equipment consisted of the following at the reported Balance Sheet dates (in thousands, except years):

	Estimated Useful Lives (in Years)	December 31,
		2025	2024
Contemporary imagery	5	$427,366	$392,303
Computer hardware purchased	3	4,522	5,625
Computer software developed for internal use	3	153,322	141,209
Leasehold improvements	2–20	9,028	9,060
Furniture, fixtures and studio equipment	5	13,885	12,384
Archival imagery	40	99,361	93,099
Other	3–4	2,497	2,313
Property and equipment		709,981	655,993
Less: accumulated depreciation		(525,792)	(478,701)
Property and equipment, net		$184,189	$177,292
Included in archival imagery as of December 31, 2025 and 2024 was $10.5 million and $9.8 million respectively, of imagery that has an indefinite life and therefore is not amortized.
7.    GOODWILL
Goodwill was tested for impairment as of October 1, 2025 and 2024. The Company did not recognize a goodwill impairment charge during the years ended December 31, 2025 and 2024. The fair value of the Goodwill was estimated using both market indicators of fair value and the expected present value of future cash flows. As of December 31, 2025 and 2024, the accumulated impairment loss on Goodwill was $525.0 million for both years.
Goodwill changed during the years presented as follows:

(in thousands)	Goodwill before impairment	Accumulated impairment charge	Goodwill – net
December 31, 2023	$2,026,814	$(525,000)	$1,501,814
Motorsports Images acquisition	15,939	—	15,939
Effects of fluctuations in foreign currency exchange rates	(7,276)	—	(7,276)
December 31, 2024	$2,035,477	$(525,000)	$1,510,477
Effects of fluctuations in foreign currency exchange rates	5,788	—	5,788
December 31, 2025	$2,041,265	$(525,000)	$1,516,265

8.    IDENTIFIABLE INTANGIBLE ASSETS — NET
Identifiable intangible assets consisted of the following at December 31 (in thousands, except years):

		As of December 31,
		2025			2024
	Range of Estimated Useful Lives (Years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trade name	Indefinite	$410,216	$—	$410,216	$383,444	$—	$383,444
Trademarks and copyrights	5–10	104,255	(104,255)	—	103,976	(103,976)	—
Patented and unpatented technology	3–10	113,301	(112,849)	452	107,669	(105,533)	2,136
Customer lists, contracts, and relationships	5–11	415,311	(411,280)	4,031	388,466	(384,140)	4,326
Non-compete Covenant	3	900	(900)	—	900	(900)	—
Other identifiable intangible assets	3–13	5,106	(5,106)	—	5,080	(5,080)	—
		$1,049,089	$(634,390)	$414,699	$989,535	$(599,629)	$389,906
The Getty Images and Unsplash trade names were valued using an estimated royalty rate which considered name recognition, licensing practices of the Company and its competitors for similar services, and other relevant qualitative factors.
Based on balances at December 31, 2025, the estimated aggregate amortization expense for identifiable intangible assets for the next five years is as follows (in thousands):

Years Ended December 31,
2026	$1,016
2027	566
2028	566
2029	566
2030	566
9.    OTHER ASSETS AND LIABILITIES
The following table summarizes the Company’s other long-term assets:

	Year end December 31,
(In thousands)	2025	2024
Long term note receivable from a related party	$24,000	$24,000
Minority and other investments	4,630	4,385
Equity method investment	1,664	1,077
Other	1,219	1,338
Total other long-term assets	$31,513	$30,800

The following table summarizes the Company’s accrued expenses:

(In thousands)	Year end December 31,
	2025	2024
Accrued compensation and related costs	$31,053	$26,419
Lease liabilities	6,714	11,252
Interest payable	32,036	9,903
Accrued professional fees	17,938	10,809
Other	2,113	1,555
Total accrued expenses	$89,854	$59,938
10.    DEBT
The Company’s debt obligations as of December 31, 2025 primarily comprise Senior Secured Notes, Senior Unsecured Notes, and Term Loans. The Company’s debt is summarized below:

(In thousands)	Year end December 31,
	2025	2024
2025 Senior Unsecured Notes	$294,686	$—
10.500% Senior Secured Notes	628,400	—
11.250% Senior Secured Notes	539,944	—
2019 Senior Unsecured Notes	5,314	300,000
2019 USD Term Loans	—	579,200
2019 EUR Term Loans[1]	—	435,190
2025 USD Term Loans	40,056	—
2025 EUR Term Loans[1]	497,163	—
Adjusted for: issuance costs, premiums and discounts amortized to interest expense	(38,201)	34
Less short-term debt - net	(696,474)	—
Long-term debt – net	$1,270,888	$1,314,424
1 The table above converted the EUR Term Loans to USD using currency exchange rates as of those dates.
2019 Financing
On February 19, 2019, the Company issued $300.0 million of Senior Unsecured Notes due in 2027 (the “2019 Senior Unsecured Notes”) and entered into a senior secured credit facility (the “Existing Credit Agreement”) consisting of (i) a $1,040.0 million term loan facility (the “2019 USD Term Loans”), (ii) a €450.0 million term loan facility (the “2019 EUR Term Loans” and together with the 2019 USD Term Loans the “2019 Term Loans”) and (iii) an $80.0 million revolving credit facility (“Revolver”). The 2019 Term Loans were refinanced during the year ended December 31, 2025, as disclosed below.
2019 Senior Unsecured Notes
The 2019 Senior Unsecured Notes are due March 1, 2027, and bear interest at a rate of 9.750% per annum. Interest on the notes is payable semi-annually on March 1 and September 1 of each year. The Company may redeem the Senior Notes earlier than March 1, 2027, subject to prepayment premiums.
Revolver
On May 4, 2023, the Company amended the Existing Credit Agreement to (i) increase Revolver commitments to $150.0 million and (ii) extend the Revolver maturity to May 4, 2028. The revolving facility is also subject to a springing maturity of 180 days prior to certain earlier debt maturities if aggregate principal of such debt exceeds $100.0 million. The revolving credit facility remains undrawn. The Company accounted for this amendment as a modification of the existing revolving credit facility. Related issuance costs and amendment fees are amortized over the remaining Revolver term. The Company incurred unused commitment fees of $0.7 million in each of the years ended December 31, 2025, 2024 and 2023.
Term Loan Refinancing
On February 21, 2025 (the “Amendment Effective Date”), the Company entered into the Second Incremental Commitment Amendment and Third Amendment to Credit Agreement (the “Term Loan Refinancing Amendment”), which amended the Existing Credit Agreement. The Term Loan Refinancing Amendment provided $580.0 million of U.S. Dollar term loans (the “2025 USD Term Loans”) and €440.0 million of Euro denominated term loans (the “2025 EUR Term Loans” and together with the 2025 USD Term Loans, the “2025 Term Loans”).
The proceeds from the 2025 Term Loans were used to retire and repay the following indebtedness:
•$579.2 million of 2019 USD Term Loans,
• €419.0 million of 2019 EUR Term Loans
Interest
The 2025 USD Term Loans bear a fixed interest rate of 11.25% per year.
The 2025 EUR Term Loans accrue interest at the Adjusted Eurodollar Rate plus 6.00% per annum. The Adjusted Eurodollar Rate is defined in the Term Loan Refinancing Amendment and is interest rate per annum, rounded upwards to the nearest 1/16 of 1.0% equal to (a) the Eurodollar Rate for such period (EURIBOR) multiplied by (b) the Statutory Reserve Rate. If this calculated rate is less than zero, it will be considered zero instead for that period.
Maturity, Repayment and Prepayment Premium
The 2025 Term Loans mature on February 21, 2030.
The 2025 EUR Term Loans will amortize at 5.0% per annum, payable in equal quarterly installments. As of December 31, 2025, €22.0 million was classified as Short-term debt - net on the Consolidated Balance Sheet.
Any prepayment of the 2025 EUR Term Loans on or prior to the second anniversary of the Amendment Effective Date will be subject to a prepayment premium equal to:
• a make-whole amount if made prior to the first anniversary of the Amendment Effective Date
• 1.00% of the principal amount of the 2025 EUR Term Loans prepaid if made on or after the first anniversary of the Amendment Effective Date but prior to the second anniversary of the Amendment Effective Date
The 2025 USD Term Loans must be fully repaid at maturity. Prepayments of the 2025 USD Term Loans prior to the fourth anniversary of issuance are subject to premiums equal to:
• A make-whole premium if prepaid prior to the second anniversary
• 5.625% if prepaid after the second anniversary but prior to the third anniversary
• 2.813% if prepaid after the third anniversary but prior to the fourth anniversary
Priority
The obligations under the Existing Credit Agreement are secured by a first priority lien on substantially all of the loan parties’ assets.
Permitted Debt Exchange Offer

The Company had the option to exchange the 2025 USD Term Loans for notes with substantially similar economics (the “Permitted Debt Exchange Offer”). Lenders were not obligated to participate in the exchange. On May 5, 2025 (the “Permitted Debt Exchange Date”) the Company exchanged a portion of the 2025 USD Term Loans for 11.250% Senior Secured Notes. After the Permitted Debt Exchange Offer, the Company had $40.1 million in 2025 USD Term Loans outstanding. The prepayment of 2025 Term Loans in connection with the Permitted Debt Exchange was not subject to prepayment premiums.
Accounting Treatment
In accordance with applicable debt modification guidance, the Company recorded a loss on the extinguishment of debt of $5.5 million and expensed $3.2 million of third-party costs related to the Term Loan Refinancing Amendment.
11.250% Senior Secured Note Issuance
On May 5th, 2025, the Company issued $539.9 million in 11.250% Senior Secured Notes due 2030 (the “11.250% Senior Secured Notes”) in a Permitted Debt Exchange for certain 2025 USD Term Loans pursuant to an Indenture, dated as of May 5, 2025 (the “Indenture”).
Interest
Interest is payable semi-annually in arrears on May 1 and November 1 of each year, at a rate of 11.250% per year.
Maturity and Redemption
The 11.250% Senior Secured Notes mature on February 21, 2030. Prior to February 21, 2027, the Company may redeem the 11.250% Senior Secured Notes at its option at a redemption price equal to 100% of the principal amount of the 11.250% Senior Secured Notes redeemed, plus a “make-whole” premium and accrued and unpaid interest.
On or after February 21, 2027, the Company may redeem the 11.250% Senior Secured Notes at its option. The redemption price if redeemed during the twelve-month period beginning on February 21 of the year indicated below:
• 2027 at 105.625%
• 2028 at 102.813%
• 2029 at 100.000%
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
Change of Control
If the Company experiences a change of control, the Company must offer to repurchase the 11.250% Senior Secured Notes at a purchase price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest.

Covenants and Events of Default
The terms of the Indenture limit the ability of the Company and its restricted subsidiaries to (i) incur or guarantee additional indebtedness or issue disqualified stock or preferred stock; (ii) pay dividends and make other distributions on, or redeem or repurchase, the Company’s capital stock; (iii) make loans and investments; (iv) prepay, redeem or repurchase indebtedness; (v) incur liens securing indebtedness; (vi) enter into transactions with affiliates; (vii) consolidate, merge or convey, transfer or lease all or substantially all of its assets; (viii) enter into agreements that restrict the ability of restricted subsidiaries to make dividends or other payments to the Company; (ix) designate the Company’s subsidiaries as unrestricted subsidiaries; and (x) transfer or sell assets.
Accounting Treatment
The 11.250% Senior Secured Note issuance was accounted for as a continuation of the refinancing of the 2019 Term Loans and, in accordance with applicable guidance, $2.8 million of third-party costs were expensed.
2019 Senior Unsecured Notes Exchange
On October 21, 2025, the Company exchanged $294.7 million of its of 2019 Senior Unsecured Notes for 14.000% Senior Unsecured Notes due in 2028 (the “2025 Senior Unsecured Notes”) and obtained related consents to amend the indenture governing the 2019 Senior Unsecured Notes (the “Exchange Offer”). After the Exchange Offer, $5.3 million of 2019 Senior Unsecured Notes remained outstanding.
Interest
Interest on the 2025 Senior Unsecured Notes is payable semi-annually on March 1 and September 1 of each year at a rate of 14.000% per year.
Maturity and Redemption
The 2025 Senior Unsecured Notes mature on March 1, 2028, unless earlier redeemed or repurchased.
The 2025 Senior Unsecured Notes are redeemable at the Company’s option at any time before the earlier of (i) March 1, 2027, and (ii) the 180th day after the closing of the Merger at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. After the earlier of (i) March 1, 2027, and (ii) the 180th day after the closing of the Merger, the Company may redeem the 2025 Senior Unsecured Notes at a redemption price as described below:
• After the earlier of (i) March 1, 2027 and (ii) the 180th day after the Merger Closing Date at 101%
• After the earlier of (i) September 1, 2027 and (ii) the 360th day after the Merger Closing Date at 102%
• After the earlier of (i) March 1, 2028 and (ii) the 540th day after the Merger Closing Date at 103%
• After the 720th day after the Merger Closing Date (to the extent applicable) at 104%

On June 30, 2026, and every June 30 and December 30 thereafter, the Company will redeem $30 million of the outstanding 2025 Senior Unsecured Notes at a redemption price equal to the percentages in the optional redemption section above. These mandatory redemptions will be at par.
The 2025 Senior Unsecured Notes may also become redeemable upon the occurrence of certain Events of Default.
Ranking, Guarantees and Security
The new 2025 Senior Unsecured Notes are senior unsecured obligations of the Company and guaranteed on a senior basis by the same subsidiaries that guarantee the 2019 Senior Unsecured Notes. Following completion of the pending Merger, Shutterstock and certain of its subsidiaries are expected to become guarantors of the 2025 Senior Unsecured Notes.
Change of Control

If the Company experiences a change of control, the Company must offer to repurchase the 2025 Senior Unsecured Notes from the holders thereof at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest.
Covenants and Events of Default
The terms of the 2025 Senior Unsecured Notes, among other things, limit the ability of the Company and its restricted subsidiaries to (i) incur or guarantee additional indebtedness or issue disqualified stock or preferred stock; (ii) pay dividends and make other distributions on, or redeem or repurchase, the Company’s capital stock; (iii) incur liens securing indebtedness; (iv) enter into transactions with affiliates; (v) designate the Company’s subsidiaries as unrestricted subsidiaries; and (vi) transfer or sell assets.
Accounting Treatment
While the Exchange Offer occurred contemporaneously with the issuance of the 10.500% Senior Secured Notes, the Company accounted for the transactions separately because they were not contractually contingent and were not structured to achieve a single overall economic outcome.
The Company accounted for the Exchange Offer as a modification in accordance with applicable guidance, and accordingly $7.9 million of third-party costs were expensed.
10.500% Senior Secured Note Issuance
On October 21, 2025, the Company issued $628.4 million of 10.500% Senior Secured Notes due in 2030 (the “10.500% Senior Secured Notes”). The Company intends to use the proceeds to facilitate the proposed Merger with Shutterstock, primarily to fund the cash portion of the Merger consideration and settle Shutterstock's outstanding debt.
Interest
Interest on the 10.500% Senior Secured Notes is payable semi-annually on May 15 and November 15 of each year at a rate of 10.500% per year.
Maturity and Redemption
The 10.500% Senior Secured Notes mature on November 15, 2030.
Prior to November 15, 2027, the Company may redeem the 10.500% Senior Secured Notes at its option at a redemption price equal to 100% of the principal amount of the 10.500% Senior Secured Notes redeemed, plus a “make-whole” premium and accrued and unpaid interest.
On or after November 15, 2027, the Company may redeem the 10.500% Senior Secured Notes at its option. The redemption price if redeemed during the twelve-month period beginning on November 15 of the year is indicated below:
• 2027 at 105.250%
• 2028 at 102.625%
• 2029 at 100.000%

The Company may also redeem the 10.500% Senior Secured Notes prior to November 15, 2027 in an amount equal to the net cash proceeds received by the Company from any equity offering at a redemption price equal to 110.50% of the principal amount plus accrued and unpaid interest, in an aggregate principal amount for all such redemptions not to exceed 40% of the aggregate principal amount of the 10.500% Senior Secured Notes, provided that the redemption takes place not later than 180 days after the closing of the related equity offering; and not less than 50% of the aggregate principal amount of the 10.500% Senior Secured Notes remains outstanding immediately thereafter, unless all such 10.500% Senior Secured Notes are redeemed substantially concurrently.
Upon an asset disposition, if there are excess proceeds greater than $50 million or 15% of EBITDA remaining after 18 months of such asset disposition, the Company must redeem the 10.500% Senior Secured Notes at a price equal to 100% of the principal amount of the 10.500% Senior Secured Notes plus accrued and unpaid interest. The Company considers a redemption upon certain asset dispositions to be optional because, upon receipt of proceeds from such asset disposition, the Company may elect to either repay the Company’s indebtedness or to invest the proceeds in capital assets. Redemption is triggered only if there are excess proceeds greater than $50 million or 15% of EBITDA remaining after 18 months of such asset disposition.
In the event that the Merger Agreement is terminated or will not be consummated on or prior to October 6, 2026, the 10.500% Senior Secured Notes will be redeemed at a redemption price equal to 100% of the issue price plus accrued and unpaid interest. As this may require redemption within one year and is dependent on factors outside of the Company’s control, the 10.500% Senior Secured Notes are classified as a current liability. If the Merger is consummated prior to the October 6, 2026, the Notes will be reclassified to a long-term obligation.

Ranking, Guarantees and Security
The 10.500% Senior Secured Notes are jointly and severally guaranteed by the same guarantors that guarantee the Credit Agreement and the 11.25% Senior Secured Notes. Following completion of the pending Merger, Shutterstock and certain of its subsidiaries are expected to become guarantors of the 10.500% Senior Secured Notes.
Change of Control
If the Company experiences a change of control, the Company must offer to repurchase the 10.500% Senior Secured Notes from the holders thereof at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest.
Covenants and Events of Default
The terms of the 10.500% Senior Secured Notes, among other things, limit the ability of the Company and its restricted subsidiaries to (i) incur or guarantee additional indebtedness or issue disqualified stock or preferred stock; (ii) pay dividends and make other distributions on, or redeem or repurchase, the Company’s capital stock; (iii) make loans and investments; (iv) prepay, redeem or repurchase indebtedness; (v) incur liens securing indebtedness; (vi) enter into transactions with affiliates; (vii) consolidate, merge or convey, transfer or lease all or substantially all of its assets; (viii) enter into agreements that restrict the ability of restricted subsidiaries to make dividends or other payments to the Company; (ix) designate the Company’s subsidiaries as unrestricted subsidiaries; and (x) transfer or sell assets.
Escrow Agreement
In connection with the 10.500% Senior Secured Notes, the Company also entered into an escrow agreement, dated as of October 21, 2025 (the “Escrow Agreement“). The Company has deposited the gross proceeds of the offering of the 10.500% Senior Secured Notes in an escrow account. Upon release from escrow, the Company intends to use the escrowed proceeds to pay approximately $350.0 million in cash consideration, fees, and expenses in connection with the Merger and to use the remaining proceeds to refinance certain indebtedness of Shutterstock and pay fees and expenses in connection with that offering.
Accounting Treatment
The Company incurred and capitalized $13.5 million in lender fees and third-party debt issuance costs related to the issuance of the 10.500% Senior Secured Notes.
In total, the Company expensed $13.9 million during the year ended December 31, 2025 in third-party costs related to the Term Loan Refinancing Amendment, Permitted Debt Exchange, and Exchange Offer that did not qualify as debt issuance costs as “Other non-operating income (expense) – net” and $5.5 million of “Loss on extinguishment of debt” in the Consolidated Statements of Operations.
Debt issuance costs and discounts are reported in the Consolidated Balance Sheets as a direct deduction from the face amount of the debt. These costs are amortized as a component of Interest expense in the Consolidated Statements of Operations utilizing the effective interest method.
The Company was in compliance with all covenants as of December 31, 2025.

11.    COMMITMENTS AND CONTINGENCIES
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
Liabilities for uncertain tax positions are excluded from this table due to the uncertainty of the timing of the resolution of the underlying tax positions. At December 31, 2025, net uncertain tax positions were $21.1 million. The entire balance as of December 31, 2025 is non-current as the timing of resolution is uncertain and no portion of these liabilities is expected to be cash settled within the next 12 months.
Payments under purchase orders, certain sponsorships, donations and other commitments that are not enforceable and legally binding contractual obligations are also excluded from this table, as are payments, guaranteed and contingent, under employment contracts because they do not constitute purchase commitments.
The Company leases real estate under operating lease agreements that expire on various dates and does not anticipate any difficulties in renewing those leases that expire within the next several years or in leasing other space or hosting facilities, if required. The Company enters into unconditional purchase obligations related to contracts for cloud-based services, infrastructure and other business services as well as minimum royalty guarantees in connection with certain content licenses. The future minimum payments under debt obligations, non-cancelable operating leases and other purchase obligations are as follows as of December 31, 2025 (in thousands):

	Years ended December 31,
	2026	2027	2028	2029	2030	Thereafter	Total
2025 Senior Unsecured Notes:
Principal payments	$60,000	$60,000	$174,686	$—	$—	$—	$294,686
Interest payments	35,864	33,533	12,228	—	—	—	81,625
Redemption premium	—	900	3,494	—	—	—	4,394
10.5% Senior Secured Notes:
Principal payments	628,400	—	—	—	—	—	628,400
Interest payments	63,233	—	—	—	—	—	63,233
11.25% Senior Secured Notes:
Principal payments	—	—	—	—	539,944	—	539,944
Interest payments	60,744	60,744	60,744	60,744	18,561	—	261,537
2019 Senior Unsecured Notes:
Principal payments	—	5,314	—	—	—	—	5,314
Interest payments	518	259	—	—	—	—	777
2025 USD Term Loans and EUR Term loans:
Principal payments	25,827	25,827	25,827	25,827	433,912	—	537,220
Interest payments[1]	43,745	42,252	41,651	40,276	5,538	—	173,462
Revolver commitment fee	608	563	—	—	—	—	1,171
Operating lease payments on facilities leases	9,468	7,405	6,389	5,966	5,787	6,685	41,700
Minimum royalty guarantee payments to content suppliers	45,325	31,158	30,002	20,165	17,892	193	144,735
Technology purchase commitments	7,325	1,689	195	—	—	—	9,209
Other commitments	16,819	895	570	415	415	—	19,114
Total commitments	$997,876	$270,539	$355,786	$153,393	$1,022,049	$6,878	$2,806,521
1 Interest payments for the 2025 EUR Term Loan are estimated payments based on EURIBOR interest rate curves valued as of December 31, 2025. Rates used for the 2025 EUR Term Loans are 8.0% for 2026, and 8.1% for 2027, 8.5% for 2028, 8.6% for 2029, and 8.6% for 2030. The 2025 USD Term Loan has a fixed rate of 11.25% .
Offsetting operating lease payments will be approximately $1.2 million in receipts for subleased facilities through 2026. Offsetting the minimum royalty guarantee payments to content suppliers will be approximately $2.0 million in annual minimum guaranteed receipts from content suppliers through 2030.
Contingencies
The Company indemnifies certain customers from claims related to alleged infringements of the intellectual property rights of third parties or misappropriation of publicity or personality rights of third parties, such as claims arising from copyright infringement or failure to secure model and property releases for images the Company licenses if such a release is required. The standard terms of these indemnifications require the Company to defend those claims upon notice and pay related damages, if any. The Company typically mitigates this risk by requiring all uses of licenses to be within the scope of the license, securing all necessary model and property releases for imagery for which the Company holds the copyright, and by contractually requiring contributing photographers and other imagery partners to do the same prior to submitting any imagery to the Company and by limiting damages/liability in certain circumstances. Additionally, the Company requires all contributors and image partners, as well as potential acquisition targets to warrant that the content licensed to or purchased by the Company does not and shall not infringe upon or misappropriate the rights of third parties. The Company requires contributing photographers, other imagery partners and sellers of businesses or image collections that Getty Images has purchased to indemnify the Company in certain circumstances where a claim arises in relation to an image they have provided or sold to the Company. Imagery Partners are typically required to carry insurance policies for losses related to such claims and individual contributors are encouraged to carry such policies and the Company itself has insurance policies to cover litigation costs for such claims. The Company will record liabilities for these indemnifications if and when such claims are probable and the range of possible payments and available recourse from imagery partners can be assessed, as applicable. Historically, the exposure to such claims has been immaterial, as were the recorded liabilities for intellectual property infringement at December 31, 2025 or 2024.
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
The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because management does not believe a material liability is probable, no related liabilities were recorded at December 31, 2025 or 2024.

Warrant Litigation

The Company previously issued 20,700,000 public warrants, which were governed by a Warrant Agreement, dated August 4, 2020 (the “Warrant Agreement”) and redeemed by the Company in October 2022. On October 27 2023, the United States District Court for the Southern District of New York (the “Court”) issued a decision in the actions brought by Alta Partners, LLC (“Alta”) and the CRCM Institutional Master Fund (BVI), LTD parties (“CRCM” and together with Alta, the “Plaintiffs”) captioned: Alta Partners, LLC v. Getty Images Holdings, Inc., Case No. 1:22-cv-08916 (filed October 19, 2022), and CRCM Institutional Master Fund (BVI) LTD, et al. v. Getty Images Holdings, Inc., Case No. 1:23-cv-01074 (filed February 8, 2023) (together, the “Initial Warrant Litigation”) on cross-motions for summary judgment and entered judgment in favor of Plaintiffs on their breach of contract claims and, in accordance with Plaintiffs’ calculations, awarded damages in the amount of $36.9 million for Alta with respect to 2,066,371 public warrants that it owned as of the purported exercise date and $51.0 million for CRCM with respect to 3,010,764 public warrants that they owned as of the purported exercise date, plus, in each case, pre-judgment interest of 9% per annum. The Court entered judgment in favor of the Company on all other claims asserted by Plaintiffs including a similar breach of contract claim by Alta with respect to 11,593,149 public warrants that Alta had purchased in the open market after the date on which it had purported to exercise warrants and before the warrants were redeemed by the Company, and for which Alta sought the same per warrant money damages. The Company appealed the portion of the Court’s judgment in favor of Plaintiffs and Alta cross-appealed the portion of the Court’s judgment in favor of the Company with respect to the later-acquired public warrants.

In an Opinion issued on January 15, 2026, the United States Court of Appeals for the Second Circuit affirmed the Court’s opinion and judgment in all respects, with one judge dissenting. The Company filed a petition for rehearing of the decision by the Second Circuit on February 19, 2026.

The Company has been named as a defendant in fourteen additional lawsuits by purported former public warrant holders alleging to have owned approximately 4.3 million public warrants in the aggregate (collectively, the “Follow-On Warrant Litigation”). Two of these additional suits were filed in the United States District Court for the Southern District of New York, Daniel Berner v. Getty Images Holdings, Inc., Case No. 1:24-cv-04483-JSR (filed June 11, 2024), and James Lapp v. Getty Images Holdings, Inc., Case No. 1: 24-cv-05129-JSR (filed July 5, 2024) (the “Berner/Lapp Actions”) and were pending before the same Judge that decided the Initial Warrant Litigation. These complaints generally allege breaches of the Warrant Agreement, and Berner has plead an alternative claim for violation of federal securities laws. The Court entered an order dismissing Berner’s alternative claims for violation of federal securities laws, and the Company filed answers to the complaints with respect to plaintiffs’ contract claims. The Plaintiffs in the Berner/Lapp Actions have argued that these matters are substantially similar to the Initial Warrant Litigation, and that the decision (including the method for calculating damages, which the Company disputes) reached in the Initial Warrant Litigation should be binding on the Company in the Berner/Lapp Actions. The federal court has consolidated the Berner/Lapp Actions for all pretrial purposes and entered a schedule, which included a hearing on motions for summary judgment on December 20, 2024. Following the summary judgment hearing, on January 27, 2025, the Court issued a bottom-line order in the Berner/Lapp Actions granting summary judgment to plaintiffs Berner and Lapp reciting that “[a]n Opinion explaining the reasons for this ruling will issue in due course, at which time judgment will be entered.” The Judge issued its Opinion on August 7, 2025, confirming its bottom-line order, granting summary judgment to the plaintiffs Berner and Lapp and calculating damages, including pre-judgment interest at $7.8 million. The Company has appealed the Opinion and judgment.

The other twelve additional suits since the Initial Warrant Litigation have been filed in the New York State Supreme Court, New York County: CSS, LLC v. Getty Images Holdings, Inc., Index No. 653527/2024 (filed July 12, 2024); Walleye Manager Opportunities LLC et. al. v. Getty Images Holdings, Inc., Index No. 653528/2024 (filed July 12, 2024); Funicular Funds LP v. Getty Images Holdings, Inc., Index No. 653410/2024 (filed July 5, 2024); MPF Broadway Convexity Fund I, LP et. al. v. Getty Images Holdings, Inc., Index No. 653411/2024 (filed July 5, 2024), LMR Multi-Strategy Master Fund Limited et al. v. Getty Images Holdings, Inc., Index No. 654963/2024 (filed September 20, 2024); Jordan Flannery v. Getty Images Holdings, Inc., Index No. 654961/2024 (filed September 20, 2024); Bi-Directional Disequilibrium Fund, L.P. et al. v. Getty Images Holdings, Inc., Index No. 654960/2024 (filed September 20, 2024); Holland v. Getty Images Holdings, Inc., Index No. 655746/2024 (filed October 29, 2024); Hunsicker v. Getty Images Holdings, Inc., Index. No. 655911/2024 (filed November 7, 2024); Dasher, et al. v. Getty Images Holdings, Inc., Index No. 655913/2024 (filed November 7, 2024); Parker v. Getty Images Holdings, Inc., Index No. 659240/2024 (filed November 22, 2024); Highbridge Tactical Credit Master Fund L.P. et. al. v. Getty Images Holdings, Inc., Index No. 650402/2025 (filed January 21, 2025) (the “NY State Actions”). The NY State Actions generally allege breaches of the Warrant Agreement and seek an award of money damages, and the plaintiffs in these actions could seek, and the courts could award, money damages per warrant that are less than, equal to or greater than the per warrant money damages awarded in the Initial Warrant Litigation. The Company filed answers to each of the complaints in response to NY State Actions on April 11, 2025. During a status conference on May 8, 2025, the Court ordered the claimants to file an amended complaint, consolidating all of the claimants. The amended complaint was filed on June 6, 2025 and the Company answered on June 26, 2025. The parties completed discovery and the plaintiffs filed a note of issue and certification of readiness for trial on December 5, 2025. On December 19, 2025, plaintiffs filed a motion for summary judgment, and on December 23, 2025, the Company moved to vacate plaintiffs’ note of issue and certificate of readiness. The Company filed its response to the motion for summary judgment on February 20, 2026. Briefing with respect to the motion for summary judgment and motion to vacate are ongoing.
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
The Company has recorded a loss on litigation relating collectively to the Initial Warrant Litigation, Berner/Lapp Actions and NY State Actions based on the criteria under ASC 450 - Contingencies (“ASC 450”) and as of December 31, 2025 held a related litigation reserve of $205.3 million with a remaining insurance recovery receivable related thereto of approximately $35.0 million in the Consolidated Balance Sheet. Although the Company cannot be certain of the outcome of any litigation or the disposition of any claims, or the amount of damages and exposure, if any, that the Company could incur, the Company does not currently believe that a material loss arising from the final disposition of existing matters, other than those in respect of which the Company has made litigation reserves as described above, is probable. Due to the inherent uncertainties of litigation and regulatory proceedings, the Company cannot determine with certainty the ultimate outcome of any such litigation or proceedings. If the final resolution of any such litigation or proceedings is unfavorable, our financial condition, results of operations and cash flows could be materially affected. Further, in the ordinary course of business, the Company is also subject to periodic threats of lawsuits, investigations and claims. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

Stability AI Lawsuits

Getty Images (US), Inc. is a plaintiff in a lawsuit filed on August 14, 2025 in the United States District Court for the Northern District of California against Stability AI, Inc., Stability AI, Ltd. and Stability AI US Services Corp. The case, Getty Images (US), Inc. v. Stability AI, Inc., Case. No. 3:25-CV-06891-TLT, arises out of Stability AI’s alleged unauthorized reproduction of approximately 12.0 million in images from Getty Images’ websites, along with the accompanying captions and associated metadata, and use of the copied content in connection with various iterations of Stability AI’s generative artificial intelligence model known as Stable Diffusion. Getty Images (US), Inc. has asserted claims for copyright infringement; falsification of copyright management information; trademark infringement; unfair competition; trademark dilution; and deceptive trade practices. Getty Images (US), Inc. seeks, among other things, monetary damages and injunctive relief. On October 14, 2025, the defendants moved to dismiss all of the claims other than the claim for copyright infringement. On October 28, 2025, Getty Images (US), Inc. filed its brief in opposition to the defendants’ partial motion to dismiss. The defendants’ reply brief was filed on November 4, 2025. Oral argument on that motion is scheduled for April 7, 2026. In the meantime, the parties are engaged in fact discovery. Getty Images (US), Inc. originally sought relief in the United States District Court for the District of Delaware but, following Stability AI’s challenge to personal jurisdiction over Stability AI, Ltd. in Delaware and motion to dismiss or transfer the suit to the Northern District of California, Getty Images (US), Inc. voluntarily dismissed that suit without prejudice and brought suit in California prior to any ruling by the Delaware court.
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
The matter went to trial in the High Court in June 2025. During the trial, the Claimants made a strategic decision to drop the claims relating to primary copyright infringement linked to the training and output of Stability AI’s model and database rights infringement, which according to Stability AI, took place outside of the United Kingdom and was thus beyond the reach of UK copyright law, and focus on the claims related to trademark infringement, passing off and secondary infringement of copyright. On November 4, 2025, the Court issued a ruling finding in favor of the Claimants only on its claims for trademark infringement. While Getty Images was unsuccessful on the secondary infringement claim, the ruling delivered a key factual finding: that, wherever the training and development did take place, Getty Images' copyright-protected works were used to train Stable Diffusion. In December, the High Court held a hearing, during which the Court granted Claimants an injunction, assessed an interim costs award to Stability AI for the matters on which Claimants did not prevail or dropped at trial, granted Getty Images’ request to appeal the decision on secondary infringement and denied Stability AI’s request to appeal the trademark decision. The Claimants have filed an appeal, which Stability AI has challenged. Stability AI has sought permission from the Court of Appeal to hear an appeal on the trademark decision. The parties await that decision.
The Court assessed an interim costs award to Stability AI for the matters on which Claimants did not prevail or dropped at trial of $5.8 million. This cost award was included in “Accrued expenses” in the Consolidated Balance Sheet as of December 31, 2025 and included in “Other operating expense - net” in the Consolidated Statement of Operations for the year ended December 31, 2025.

Canada Revenue Agency Tax Assessment
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
As part of the appeal process in Canada, the Company may be required to pay a portion of the assessment amount, which the Company estimates could be up to $19.7 million. Such required payment is not an admission that the Company believes it is subject to such taxes. The Company believes it is more likely than not it will prevail on appeal, however, if the CRA were to be successful in the appeal process, the Company estimates the maximum potential outcome could be up to $28.6 million.

12.    REVENUE
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
Revenue by major product:

(In thousands)	Year Ended December 31,
	2025	2024	2023
Creative	$556,859	$552,828	$578,739
Editorial	369,643	345,932	320,643
Other	54,788	40,527	17,173
Total Revenue	$981,290	$939,287	$916,555
Certain amounts for the year ended December 31, 2023 have been reclassified to conform to the current year presentation.

Revenue by region
The following represents the Company’s geographic revenue based on customer location:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Americas	$582,232	$535,723	$515,374
Europe, the Middle East, and Africa	305,783	302,745	298,589
Asia-Pacific	93,275	100,819	102,592
Total Revenue	$981,290	$939,287	$916,555
Included in Americas is the United States, which comprises approximately 55.2%, 52.0% and 51.2% of total revenue for the years ended December 31, 2025, 2024 and 2023, respectively. Included in Europe, the Middle East, and Africa is the United Kingdom, which accounts for approximately 10.5%, 10.9% and 11.1% of total revenue for the years ended December 31, 2025, 2024 and 2023, respectively. No other country accounts for more than 10% of the Company’s revenue in any period presented.
The December 31, 2025 deferred revenue balance will be earned as content is downloaded, services are provided, or upon the expiration of subscription-based products, and nearly all is expected to be earned within the next twelve months.
During the year ended December 31, 2025, the Company recognized revenue of $143.4 million that had been included in deferred revenue as of January 1, 2025.
13. STOCKHOLDERS’ EQUITY
Common Stock — Under the Company’s certificate of incorporation, as amended and restated, the total number of authorized shares of all classes of capital stock to 2,006,140,000 shares, $0.0001 par value per share, of which, 2,000,000,000 shares are designated as Class A common stock, 5,140,000 shares are designated as Class B common stock, and 1,000,000 shares are designated as preferred stock.
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
Except as otherwise required by law, no holder of Class B common stock is entitled to any voting rights with respect to Class B common stock. If entitled to vote by law, each holder of Class B common stock is entitled to one vote per share. Holders of shares of Class B common stock are entitled to receive dividends, if any, as may be declared from time-to-time by the Board out of legally available funds, contingent upon the occurrence of a conversion into Class A common stock, as discussed below. The holders of shares of Class B common stock shall not be entitled to receive any assets of the Company in the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. Holders of Class B common stock have no preemptive, conversion, subscription or other rights, and there are no redemption or sinking fund provisions applicable to Class B common stock. There were no shares Class B common stock outstanding at December 31, 2025 or December 31, 2024.
Preferred Stock — Under the Company’s certificate of incorporation, as amended and restated, the Company is authorized to issue up to 1,000,000 shares of preferred stock with a par value of $0.0001 per share. There was no preferred stock outstanding as of December 31, 2025 or December 31, 2024.
14.    EQUITY-BASED COMPENSATION
Equity-based compensation expense is recorded in “Selling, general and administrative expenses” in the Consolidated Statements of Operations, net of estimated forfeitures. The Company recognized equity-based compensation - net of estimated forfeitures of $18.7 million, $24.0 million, and $40.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Company capitalized $1.8 million, $2.2 million and $3.0 million of stock-based compensation expense associated with the cost of developing internal-use software during the year ended December 31, 2025, 2024 and 2023, respectively.
The Company’s Board of Directors approved the Getty Images Holdings, Inc. 2022 Equity Incentive Plan (“2022 Plan”). The 2022 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, dividend equivalents, restricted stock units (“RSU”), performance restricted stock units (“PSU”), and other stock or cash-based awards. Equity-based awards generally vest over three or four years. Under the 2022 Plan, up to 51,104,577 shares of Class A common stock are reserved for issuance, of which 2,005,612 are available to be issued as of December 31, 2025.
Stock Options
The following table presents a summary of the Company’s stock option activity for the year ended December 31, 2025 (in thousands except weighted average data and years):

	Number of awards	Weighted Average Exercise Price	Remaining Average Contractual Life (in Years)
Outstanding - December 31, 2024	25,599	$3.48	4.22
Granted	—	—
Exercised	(490)	2.74
Pre-vesting forfeitures	(12)	5.62
Post-vesting cancellations	(519)	3.18
Outstanding - December 31, 2025	24,578	3.50	3.34

Exercisable - December 31, 2025	24,578	$3.50	3.34
Vested and expected to vest after December 31, 2025	24,279	$3.46	3.29
Intrinsic value of stock options is calculated as the excess of market price of the Company’s common stock over the strike price of the stock options, multiplied by the number of stock options. The intrinsic value of the Company’s stock options is as follows (in thousands):

	December 31,
	2025	2024
Stock options outstanding	$—	$104
Stock options exercisable	—	104
Stock options vested and expected to vest	—	104
The intrinsic value of stock options exercised for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 was approximately $0.2 million, $1.9 million and $14.9 million, respectively.
No stock options were granted during the years ended December 31, 2025 or 2024. The weighted-average grant-date fair value of stock options, the valuation model used to estimate the fair value, and the assumptions input into that model, for awards granted were as follows:

Year Ended December 31,
2023
Weighted average grant date fair value per award	$2.20
Valuation model used	Black-Scholes
Expected award price volatility	50%
Risk-free rate of return	3.70%
Expected life of awards	5.89 years
Expected rate of dividends	None
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
As of December 31, 2025 there was $0.6 million of total unrecognized compensation expense related to outstanding stock options, which the Company expects to recognize over a weighted average period of approximately 0.3 years. During the years ended December 31, 2025, 2024 and 2023, the fair value of stock options that vested was $2.9 million, $4.9 million, and $3.8 million, respectively.
Restricted Stock Units
     The following table presents a summary of RSU activity (in thousands except weighted average data):

	Number of awards	Weighted Average Grant-Date Fair Value
Outstanding — December 31, 2024	5,427	$4.21
Granted	4,885	1.78
Vested	(2,184)	5.04
Cancelled	(256)	3.09
Outstanding - December 31, 2025	7,872	$2.52
As of December 31, 2025, the total unrecognized compensation expense related to RSUs is approximately $17.1 million, which is expected to be recognized over a weighted average period of approximately 1.77 years.
Performance Stock Units
The following table presents a summary of PSU activity (in thousands except weighted average data):

	Number of awards	Weighted Average Grant-Date Fair Value
Outstanding — December 31, 2024	1,319	$4.34
Granted	879	4.77
Vested	(615)	4.77
Cancelled	(264)	4.77
Outstanding - December 31, 2025	1,319	$4.34
The number of units subject to future vesting is based on annual Company achieved factors, such as Revenue growth and Adjusted EBITDA less Capital Expenditures growth. Unvested units are expected to vest at the determination date of March 20, 2025, and expense recognized is adjusted quarterly for expected achievement. In addition to the granted shares in the table above, the Company issued an incremental 0.76 million PSUs that will have an accounting grant date in future periods upon achieved factors being set. PSU achievement is at the discretion of the Compensation Committee of the Board of Directors.
Earn Out Plan
The Getty Images Holdings, Inc. Earn Out Plan (“Earn Out Plan”) provides for the grant of RSUs, which generally vest upon grant. Under the Earn Out Plan, up to 6.0 million shares of Class A common stock are reserved for issuance, of which 20,856 shares are available to be issued as of December 31, 2025. No shares were granted, vested, canceled or outstanding during the year ended December 31, 2025. As of December 31, 2025, there is no unrecognized compensation expense related to RSUs granted from the Earn Out Plan, as all RSUs were fully vested upon grant.
Employee Stock Purchase Plan
The Getty Images Holdings, Inc. 2022 Employee Stock Purchase Plan (“ESPP”) provides for shares of Class A common stock to be purchased by eligible employees at six months intervals at 85% of the fair market value of the stock on either the first or last trading day of each six months period, whichever is lower. Eligible employees are allowed to contribute up to 10% of their compensation. The Company’s first six months period under the ESPP began on June 1, 2023. Under the ESPP, up to 5.0 million shares of Class A common stock are reserved for issuance, of which 1.9 million shares are available to be issued as of December 31, 2025.
15.    DEFINED CONTRIBUTION EMPLOYEE BENEFIT PLANS
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
The Company’s contributions to these plans and other defined contribution plans worldwide totaled $8.6 million, $8.8 million and $7.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. These contributions were recorded as “Selling, general and administrative expenses” in the Consolidated Statements of Operations.
16.    LEASES
The Company’s leases relate primarily to office facilities that expire on various dates from 2026 through 2032, some of which include one or more options to renew. All of the Company’s leases are classified as operating leases. Operating leases are included in “Right of use assets” in the Consolidated Balance Sheets. Current portion of the lease liabilities are included in “Accrued expenses” and non-current portion of lease liabilities are included in “Lease liabilities” in the Consolidated Balance Sheets. Operating lease costs, including insignificant costs related to short-term leases, were $8.6 million, $8.4 million and $8.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Additional information related to the Company’s leases as of and for the years ended December 31, 2025 and 2024, are as follows (in thousands, except for the lease term and discount rate):

	Year End December 31,
	2025	2024
Right of use asset	$24,262	$32,453

Lease liabilities, current	6,714	11,252
Lease liabilities, non-current	23,553	29,034
Total lease liabilities	$30,267	$40,286

Weighted average remaining lease term	5.1 years	5.3 years
Weighted average discount rate	5.7%	5.7%

Cash paid for amounts included in lease liabilities	$13,628	$12,359
Right of use asset obtained in exchange for lease obligations	$—	$727
Maturities of lease liabilities as of December 31, 2025 were as follows (in thousands):

Year ended December 31,
2026	$7,127
2027	5,414
2028	4,358
2029	4,016
2030	3,770
Thereafter	15,662
Total undiscounted lease payments	40,347
Less: imputed interest	(10,080)
Total lease liabilities	$30,267
Due to hybrid working arrangements, the Company has continued to assess its office needs and subleased several office locations during the year ended December 31, 2025 and 2024. These agreements were considered to be operating leases. The Company has not been legally released from the primary obligations under the original leases and therefore the Company continues to account for the original lease separately. The Company recorded no ROU asset impairment charge for the year ended December 31, 2025 and 2024. The Company recorded $314 thousand in ROU asset impairment charge for the year ended December 31, 2023. Impairment is recorded as the amount by which the carrying value of the lease ROU assets exceeded the fair values. Estimates of the fair values are based on the discounted cash flows of estimated net rental income for the office spaces subleased. The ROU asset impairment charge is included in “Other operating expense - net” on the Consolidated Statement of Operations. Rent income from the sublessees is included in the Consolidated Statement of Operations on a straight-line basis as an offset to rent expense associated with the original operating lease included in “Selling, general and administrative expenses” on the Consolidated Statement of Operations.

17.    INCOME TAXES
The components of net (loss) income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$(221,935)	$20,850	$(67,496)
Foreign	59,628	66,105	40,591
Net (loss) income before income taxes	$(162,307)	$86,955	$(26,905)
The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
United States	$26,327	$22,965	$26,720
Foreign	19,401	17,611	1,823
Total current income tax expense (benefit)	45,728	40,576	28,543
Deferred:
United States	(8,877)	3,943	(15,169)
Foreign	7,025	2,964	(59,856)
Total deferred income tax expense (benefit)	(1,852)	6,907	(75,025)
Total provision for income tax expense	$43,876	$47,483	$(46,482)

Upon adoption of ASU 2023-09, the income taxes paid, net of refunds, during the year ended December 31, 2025 are as follows (in thousands):

Year Ended December 31,
2025
United States - Federal	$18,065
United States - State and Local	5,299
Foreign
Australia	3,760
Canada	4,211
Japan	2,462
United Kingdom	2,580
Other	7,916
Total income taxes paid, net of refunds	$44,293

Income taxes paid, net of refunds, during the years ended December 31, 2024 and 2023 was $41.4 million and $31.7 million, respectively. Due to prospective adoption of ASU 2023-09, the income taxes paid for years ended December 31, 2024 and 2023 are not presented on a disaggregated basis.
Upon adoption of ASU 2023-09, the Company is required to present additional disaggregated information within the effective tax rate reconciliation. The following table reflects the items accounting for the difference between income taxes computed at the U.S. federal statutory rate and the effective income tax rate for the year ended December 31, 2025, in accordance with the disclosure requirements of ASU 2023-09 (in thousands):

	Year Ended December 31,
	2025
U.S. federal tax at statutory rate	$(34,085)	21.0%
State and local income taxes, net of federal income tax effect[1]	6,486	(4.0)%
Foreign tax effects:
Ireland
Foreign jurisdiction rate differential	(4,370)	2.7%
Other	495	(0.3)%
Luxembourg
Nontaxable foreign exchange loss (gain)	2,589	(1.6)%
Nondeductible interest expense	2,650	(1.6)%
Other	(620)	0.4%
Canada
Nondeductible dividend income	(5,245)	3.2%
Changes in valuation allowances	2,223	(1.4)%
Other	1,147	(0.7)%
Australia
Withholding taxes	2,945	(1.8)%
Other	291	(0.2)%
Japan
Withholding taxes	2,161	(1.3)%
Other foreign jurisdictions
Other	7,255	(4.5)%
Effect of changes in tax laws or rates enacted in the current period	—	—%
Effect of cross-border tax laws:
Global intangible low-taxed income	3,899	(2.4)%
Other	(1,116)	0.7%
Tax credits:
Research and development tax credits	(530)	0.3%
Foreign tax credits	22,483	(13.9)%
Changes in valuation allowances	31,879	(19.6)%
Nontaxable or nondeductible items:
Stock-based compensation	2,474	(1.4)%
Tax impact on interest rate swap instrument	1,947	(1.2)%
Other	457	(0.3)%
Changes in unrecognized tax benefits	(1,539)	0.9%
Effective tax rate	$43,876	(27.0)%
1The jurisdictions that contribute to the majority of the tax effect in this category include New York and New York City.

As the Company adopted ASU 2023-09 on a prospective basis effective January 1, 2025, the enhanced disaggregation requirements do not apply to the comparative periods. Therefore, the rate reconciliations for the years ended December 31, 2024 and 2023 are presented in accordance with the guidance in effect prior to the adoption of ASU 2023-09 (in thousands):

	Year Ended December 31,
	2024	2023
Federal income tax expense (benefit) at the statutory rate	$18,274	$(5,651)
Effect of:
State taxes, net of federal benefit	3,369	(1,736)
Tax impact of foreign earnings and losses	16,440	11,524
Stock-based compensation	2,657	3,633
Valuation allowance	(3,656)	(49,425)
Tax credits	11,449	(5,284)
Other, net	(1,050)	457
Income tax expense (benefit)	$47,483	$(46,482)
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
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Uncertain tax benefits, beginning of year	$16,416	$20,155	$28,967
Gross increase to tax positions related to prior years	391	—	338
Gross decrease to tax positions related to prior years	(210)	(1,457)	(36)
Gross increase to tax positions related to the current year	309	2,953	2,036
Gross decrease to tax positions related to the current year	—	—	—
Settlements	—	—	(4,636)
Lapse of statute of limitations	(2,361)	(5,235)	(6,514)
Uncertain tax benefits, end of year	$14,545	$16,416	$20,155
As of December 31, 2025, the Company had $14.5 million of gross unrecognized tax benefits, of which $14.5 million, if fully recognized, would affect the Company’s effective tax rate. The timing of resolution for these liabilities is uncertain. The resolution of these items may result in additional or reduced income tax expense. Possible releases of liabilities due to expirations of statutes of limitations will have the effect of decreasing the Company’s income tax expense and the effective tax rate, if and when they occur.
The Company recognizes interest and penalties related to liabilities for uncertain tax positions in income tax expense in the Consolidated Statements of Operations. Interest and penalties were $0.7 million, $(2.2) million, and $(3.5) million for the years ended December 31, 2025, 2024, and 2023, respectively. The Company has recognized total accrued interest and penalties of approximately $7.4 million, $6.7 million, and $8.9 million as of December 31, 2025, 2024, and 2023, respectively, relating to uncertain tax positions.
The Company conducts business globally and, as a result, the Company and its subsidiaries file income tax returns in the U.S., including various states, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The tax years 2022 and forward are open for U.S. federal income tax matters. The tax years 2018 and forward are open for U.S. state income tax matters. With few exceptions, foreign tax filings are open for years 2012 and subsequent years. As of December 31, 2025, the Company is currently undergoing audit examinations for tax years 2018 through 2021 by the New York State Department of Taxation, for tax years 2014 through 2016 by the Canada Revenue Agency, and for tax years 2015 through 2021 by the Ireland Tax Appeals Commission.
Deferred Taxes and Valuation Allowances
The Company follows authoritative guidance for accounting for income taxes, which requires the Company to reduce deferred tax by a valuation allowance if, based on the weight of all available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all available evidence for the realizability of U.S. deferred tax assets, the Company provided a valuation allowance of $194.5 million and $145.9 million for the years ended December 31, 2025 and December 31, 2024, respectively. In future periods, the Company will evaluate the positive and negative evidence available at the time in order to support its analysis for a valuation allowance, and as a result the Company may release its valuation allowance in part, or in total, when it becomes more likely than not that the deferred tax assets will be realized.
Deferred tax assets, liabilities and valuation allowance are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets
Income tax attributes	$237,791	$240,182
Accrued liabilities and reserves	70,487	27,600
Operating lease liabilities	4,841	7,060
Prepaid expenses	395	—
Unrealized foreign exchange gains/losses	16,972	—
Stock-based compensation expense	5,364	5,388
Other	2,126	1,003
Gross deferred tax assets	337,976	281,233
Less valuation allowance	(215,425)	(164,322)
Total deferred tax assets	122,551	116,911
Deferred tax liabilities
Amortization and depreciation	(73,810)	(53,012)
Operating lease assets	(3,935)	(5,707)
Prepaid expenses	—	(2,738)
Unrealized foreign exchange gains/losses	—	(14,949)
Other	(1,046)	(897)
Net deferred tax assets, net of valuation allowance	$43,760	$39,608
The deferred tax assets at December 31, 2025, with respect to net operating loss carryforwards and expiration periods are as follows (in thousands):

	Deferred Tax Assets	Net Operating Loss Carryforwards
United States, expiring between 2026 and 2043	$8,483	$120,660
Foreign, expiring between 2025 and 2045	16,624	68,994
Foreign, indefinite	57,818	449,089
Total	$82,925	$638,743

The following is information pertaining to U.S. federal tax credits at December 31, 2025, as well as the expiration periods (in thousands):

Tax Credits
United States, federal tax credit carryforwards:
Foreign tax credits, expiring between 2031 and 2034	$3,937
Total	$3,937
The components of our net deferred taxes at the reported balance sheet dates are primarily comprised of amounts relating to net operating loss carryforwards, accrued assets and liabilities, and depreciable and amortizable assets.
18.    SEGMENT AND GEOGRAPHIC INFORMATION
Getty Images is a preeminent global visual content creator and marketplace that offers a full range of content solutions to meet the needs of customers around the globe. Through Getty Images, iStock, and Unsplash brands, websites and APIs, the Company distributes content and service offerings through three primary product lines: Creative, Editorial, and Other.
As of December 31, 2025, 2024 and 2023, the Company identified one operating and reportable segment for purposes of allocating resources and evaluating financial performance. The Company determines its reportable segment primarily based on the management of the business on a consolidated basis rather than by product, as this information is not how the CODM oversees the business.

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

Segment Financial Information
Certain financial information for the Company’s segment, including significant expenses that are used by the CODM to assess the business performance and other segment expense items are listed below (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue	$981,290	$939,287	$916,555
Less:
Significant segment expense items[1]:
Cost of revenue (exclusive of depreciation and amortization)	261,315	253,068	250,249
Adjusted Selling, general & administrative expenses[2]	351,781	338,804	316,350
Marketing costs	47,333	47,144	48,514
Other segment items[3]	236,945	119,466	173,770
Segment income from operations	83,916	180,805	127,672

Interest expense	(156,175)	(131,408)	(126,884)
Other non-operating (expense) income - net[4]	(90,048)	37,558	(27,693)
Segment (loss) income before income taxes	(162,307)	86,955	(26,905)
Income tax (expense) benefit	(43,876)	(47,483)	46,482
Segment net (loss) income	(206,183)	39,472	19,577
Reconciliation of segment profit or loss	—	—	—
Consolidated net (loss) income	$(206,183)	$39,472	$19,577

1 The significant segment expense items are expense information that is regularly provided to the CODM.
2 Total Selling, general and administrative expenses, excluding Marketing costs and Equity compensation expenses.
3 Includes Depreciation, Amortization, Other operating expense - net, Loss on litigation, Recovery of loss on litigation, and Equity compensation expenses.
4 Other segment non-operating (expense) income - net includes Loss on fair value adjustment for swaps – net, Foreign exchange (loss) gain – net, Loss on extinguishment of debt, and Other non-operating income - net.

See “Note 12 — Revenue” for a breakdown of revenue by product and geographic revenue based on customer location.
The Company’s long-lived tangible assets were located as follows (in thousands):

	December 31,
	2025	2024
Americas	$94,673	$93,667
Europe, the Middle East, and Africa	89,109	83,169
Asia-Pacific	407	456
Total long-lived tangible assets	$184,189	$177,292
Included in Americas is the United States, which comprises 45.2% and 47.0% of total long-lived tangible assets as of December 31, 2025 and 2024, respectively. Included in Europe, the Middle East, and Africa is Ireland, which comprises 41.7% and 39.9% of total long-lived tangible assets as of December 31, 2025 and 2024, respectively.

19.    NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table sets forth the computation of basic and diluted (loss) income per share of Class A common stock (amounts in thousands, except share and per share amounts):

	Year end December 31,
	2025	2024	2023
NET (LOSS) INCOME	$(206,183)	$39,472	$19,577
Less:
Net (loss) income attributable to noncontrolling interest	(60)	(61)	238
NET (LOSS) INCOME ATTRIBUTABLE TO GETTY IMAGES HOLDINGS, INC. - Basic	$(206,123)	$39,533	$19,339

Weighted-average Class A common stock outstanding:
Basic	414,344,822	409,144,863	399,037,805
Effect of dilutive securities	—	5,725,938	12,457,220
Diluted	414,344,822	414,870,801	411,495,025
Net income (loss) per share of Class A common stock attributable to Getty Images Holdings, Inc. common stockholders:
Basic	$(0.50)	$0.10	$0.05
Diluted	$(0.50)	$0.10	$0.05
The following are excluded from the computation of diluted net income per share of Class A common stock as their effect would have been anti-dilutive:

	December 31,
	2025	2024	2023
Common stock options	24,578,466	5,173,148	4,424,674
Restricted stock units	7,872,327	5,325,324	2,335,684
	32,450,793	10,498,472	6,760,358
20.    SUBSEQUENT EVENTS
In March 2026 the Company commenced an exchange offer pursuant to which eligible option holders, may elect to tender certain outstanding stock options for cancellation in exchange for a lesser number of new stock options under the Company’s 2022 Equity Incentive Plan. As of February 13, 2026, approximately 22.6 million outstanding options were eligible to participate in the exchange.