Form 10-K/A
period 2025-12-31
Getty Images Holdings, Inc.
filed 2026-04-27
CIK 1898496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)
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
DOCUMENTS INCORPORATED BY REFERENCE
None
EXPLANATORY NOTE
Getty Images Holdings Inc. (“Getty”, “Getty Images”, the “Registrant”, “we”, “us”, or “our”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2026 (the “Original Form 10-K” and as amended by Amendment No. 1, the “Annual Report”). This Amendment No. 1 on Form 10-K/A is being filed for the sole purpose of amending Part III of the Original Form 10-K to include the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information required by Part III to be incorporated by reference from the Registrant’s definitive proxy statement if such statement is filed no later than 120 days after the end of its fiscal year.
In addition, pursuant to applicable SEC rules, Item 15 of Part IV has been amended to include contemporaneously dated certifications of the Registrant’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “302 Certifications”), which are filed as Exhibits 31.3 and 31.4 hereto. Because this Amendment No. 1 on Form 10-K/A does not contain any financial statements or other financial information, nor does it contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K of the Securities Act of 1933, as amended: (i) paragraphs 3, 4 and 5 of the 302 Certifications have been omitted and (ii) no certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are being filed as exhibits to this Amendment No. 1.
Except as described above, no other changes have been made to the Original Form 10-K. The Original Form 10-K continues to speak as of the date on which it was filed, and the Registrant has not updated the disclosures contained therein to reflect any events that have occurred at a date subsequent to the date on which it was filed. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with the Original Form 10-K and with the Registrant’s other filings made with the SEC subsequent to the filing of the Original Form 10-K. Additionally, defined terms used but not defined in this Amendment No. 1 shall have the meaning specified for such terms in the Original Form 10-K.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance

Code of Conduct and Business Ethics for Employees, Executive Officers, and Directors

The Company has adopted a Code of Conduct and Business Ethics applicable to its directors, executive officers and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that complies with the rules and regulations of the New York Stock Exchange (the "NYSE"). The Code of Conduct and Business Ethics codifies the business and ethical principles that govern all aspects of the Company’s business. A copy of the Code of Conduct and Business Ethics has been filed with the SEC and is provided in the "Governance" section of our investor relations page of our website, https://investors.gettyimages.com/corporate-governance/governance-documents. The Company will disclose on its website all disclosures that are required by law or the NYSE listing standards concerning any amendments to or waivers of certain provisions of its Code of Conduct and Business Ethics. The information on any of our websites is deemed not to be incorporated in the Annual Report.

Executive Officers and Board of Directors

The following persons are the members of our Board of Directors and our executive officers as of the date of the Annual Report:

Name	Age	Position
Executive Officers
Craig Peters	56	Chief Executive Officer, Director (Class III)
Mikael Cho	40	Senior Vice President, CEO, Unsplash
Grant Farhall	50	Senior Vice President, Chief Product Officer
Gene Foca	60	Senior Vice President, Chief Marketing Officer
Nate Gandert	52	Senior Vice President, Chief Technology Officer
Chris Hoel	54	Vice President, Chief Accounting Officer
Jerry Jenkins	58	Senior Vice President, Chief Human Resources Officer
Kjelti Kellough	53	Senior Vice President, General Counsel
Jennifer Leyden	52	Senior Vice President, Chief Financial Officer
Ken Mainardis	55	Senior Vice President, Global Content
Peter Orlowsky	57	Senior Vice President, Strategic Development
Michael Teaster	59	Senior Vice President, Chief of Staff
Daine Weston	38	Senior Vice President, Ecommerce
Non-Employee Directors
Mark Getty, self-employed, serving in various capacities including Trustee and director of various Getty family entities	65	Chair (Class II)
Patrick Maxwell, Private Equity Management	60	Director (Class I)
Jeffrey Titterton, Chief Marketing Officer, Stripe, Inc.	53	Director (Class I)
Chinh Chu, Senior Managing Director and Founder, CC Capital Partners, LLC	59	Director (Class II)
Brett Watson, President, Koch Equity, LLC	45	Director (Class II)
Tracy Knox, self-employed	54	Director (Class II)
Michael Harris, Senior Managing Director of Koch Equity Development LLC	46	Director (Class III)
Hilary Schneider, Chief Executive Officer, SimpliSafe, Inc.	65	Director (Class III)

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

Gene Foca
Mr. Foca has served as our Senior Vice President, Chief Marketing Officer since 2017 and effective May 1, 2023, as Senior Vice President, Chief Marketing and Revenue Officer. As Chief Marketing and Revenue Officer, Mr. Foca is responsible for leading global marketing, sales, ecommerce and communications for Getty Images, overseeing our brand portfolio, strategy and execution for all marketing channels from digital to communications, marketing data science and operations and global sales, including outbound sales, customer success and customer service. He has a wealth of experience across ecommerce, product and digital marketing, bringing over 20 years’ experience as a strategic and data driven leader, growing and building some of the world’s biggest content and ecommerce businesses. Mr. Foca joined Getty Images after nearly five years at Amazon in Seattle and New York from 2012 through 2016, working with Kindle and retail ecommerce, as well as a brief stint at Fresh Direct overseeing customer marketing. Prior to that, he served as SVP of Marketing for News Digital/News Corporation, where he focused on content app launches and subscription marketing from 2010 until 2011. He previously spent nearly 19 years at Time Warner in senior ecommerce and consumer marketing leadership roles, primarily with the Time Incorporated division from 1991 until 2010.
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
Mr. Gandert’s career at Getty Images spans over 14 years during which time he has served in various vice president, senior director, director and professional level roles. Prior to joining Getty Images, Mr. Gandert held vice president and leadership roles at other companies in the ecommerce and media sectors, holding more than 25 years of industry experience overall.
Chris Hoel
Mr. Hoel has served as Vice President, Finance and Chief Accounting Officer of Getty Images since April 2014. Mr. Hoel is responsible for Getty Images’ Accounting, External Financial Reporting, and Finance Operations functions, and has over 30 years of accounting and finance experience. He joined Getty Images in 2009 as the Director, Finance, before being promoted to Senior Director, Finance in 2011, and then Vice President, Finance in 2013 and to Vice President, Chief Accounting Officer in 2014. Mr. Hoel previously held the role of Corporate Controller for Fisher Communications, Inc. from July 2005 to March 2009, and Controller/Associate Director of SEC Reporting for Xcyte Therapies from February 2001 to July 2005. Prior to his career with Xcyte Therapies, Mr. Hoel held progressively more responsible financial/accounting positions in both public accounting and private industry.
Mr. Hoel earned his bachelor’s degree in Accounting from Central Washington University and has been a Certified Public Accountant since 1995.
Jerry Jenkins
Mr. Jenkins joined Getty Images in May 2025 as Senior Vice President, Chief Human Resources Officer overseeing all aspects of the company’s diverse global workforce. Mr. Jenkins has an extensive background leading people operations and global talent acquisition in dynamic organizations. Prior to joining Getty Images, Mr. Jenkins served as both Chief People Officer and Chief Administrative Officer for Doma Technology LLC, building the HR functions and teams from the ground up, designing a comprehensive human capital strategy and implementing an efficient and scalable infrastructure.
Mr. Jenkins has served on the board of INROADS, Inc. as Vice-Chair for the Rocky Mountain Region and participated in the Drury University Mentoring Network, helping students gain industry-relevant skills and knowledge prior to entering the workforce. Mr. Jenkins earned his B.S. Degree from Drury University and his M.B.A. in Human Resources Management from Baker College - Center for Graduate Studies and has also been certified as a Global Professional in Human Resources (GPHR) by the Human Resources Certification Institute (HRCI).
Kjelti Kellough
Ms. Kellough has served as our Senior Vice President, General Counsel since 2019. In her role as Senior Vice President, General Counsel, Ms. Kellough leads our global Legal and Facilities functions and is responsible for overseeing its worldwide legal affairs, including corporate governance, compliance, governmental relations, litigation, intellectual property and corporate matters, and real estate and facilities matters. Prior to her current role as our Senior Vice President General Counsel, Ms. Kellough served as Vice President, Corporate Counsel from 2012 until 2019, overseeing corporate commercial legal matters for the Americas, as well as global legal support for our product and marketing functions. Ms. Kellough also held various Senior Director and Director roles with Getty Images. Ms. Kellough has more than 25 years of legal experience and prior to joining Getty Images in 2009, Ms. Kellough was a corporate finance partner at TingleMerrett LLP and an intellectual property and corporate associate at Blake, Cassels & Graydon LLP.
Jennifer Leyden
Ms. Leyden has served as our Senior Vice President, Chief Financial Officer since January 2022. As Chief Financial Officer, Ms. Leyden is responsible for our Global Finance and Accounting, Financial Reporting and Analysis, Tax, Treasury, and Investor Relations functions. Ms. Leyden has more than 25 years of financial, accounting and leadership experience. She joined Getty Images in 2016 as the Senior Director, Enterprise Reporting and Analysis, before being promoted to Vice President, Financial Planning and Analysis in February 2019, Senior Vice President of Investor Relations and Finance in 2021 and to CFO in 2022. Before joining Getty Images, Ms. Leyden held the role of CFO for six years at Physique 57, a global fitness brand. In this role, she led Physique 57 through a period of rapid expansion and topline growth, driving scalable cost base efficiencies while navigating the business through a period of dynamic and explosive growth in the broader health and wellness industry. Ms. Leyden also spent 10 years at Sony Music Entertainment in several progressively impactful financial roles, ending her tenure there as the Senior Director of Finance for Columbia Records, one of the largest and most iconic record labels in the world. She launched her career by becoming licensed as a Certified Public Accountant and spent four years in public accounting.
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
Michael Teaster
As our Senior Vice President, Chief of Staff, since September 2022, Mr. Teaser supports our Global Leadership Team and our Board of Directors with company planning, priority management, and delivery. Mr. Teaster has 30 years of industry-related experience and has served in several executive roles for Getty Images. Prior to his current role, Mr. Teaster served as Senior Vice President of Business Operations from 2017 to 2019, before which he also served as Senior Vice President of Global Sales from 2008 to 2017, among other executive roles. Previously, Mr. Teaster served as Vice President of Licensee Relations for The Image Bank, a company that was later acquired by Getty Images in 1999.
Daine Weston
Mr. Weston was appointed Senior Vice President, Ecommerce in May 2023. As the Senior Vice President of Ecommerce, Mr. Weston leads Getty Images’ efforts to enhance its online business by delivering exceptional customer experience across its ecommerce platform and websites, digital marketing initiatives, SEO strategy, and ecommerce operations. Based in New York, Mr. Weston sits on the company’s executive team, providing valuable insights and strategic direction to support the company’s growth. With over 15 years of experience in digital marketing, he has made significant contributions to Getty Images’ success. He was instrumental in developing a scalable global model for display and remarketing efforts across multiple brands and countries during his time in Calgary. As the head of Getty Images EMEA Digital Marketing team in London, Mr. Weston successfully drove growth in customer acquisition across all paid marketing channels. As Vice President of Digital Marketing & Demand Generation at Getty Images, he oversaw customer acquisition, paid marketing investments, and demand generation efforts globally.
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

In his capacity as Trustee and Director of various Getty family entities, Mr. Getty oversees a diverse program of investments in all asset classes. In addition, he has been particularly involved in the family’s direct private equity investment activities, which have included: Wisden Crincinfo, a leading online publisher of cricket data; Hawk-Eye, a sports technology business that is a leader in ball tracking for officiating and broadcast enhancement in tennis, soccer and cricket; Hakluyt, a UK-based provider of commercial and strategic intelligence and research services to major corporate and financial institutions; and the And Beyond Group, where Mr. Getty also acts as the Co-Chairman, a leading luxury adventure travel and lodging business.
Mr. Getty was a trustee of the National Gallery in London between 1999 and 2015, as well as its Chair between 2008 and 2015. He was appointed KBE in 2016 in recognition of his services to the Arts. In 2016, he became the Chair of Trustees of the British School in Rome.

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

Chinh Chu

Mr. Chu has served as a director on our Board of Directors since the Closing Date of July 2022 and previously served as Chief Executive Officer and Director of CCNB from May 2020 through the Closing Date. He is the Founder and Senior Managing Director of CC Capital, a private investment firm focused on investing in and operating high-quality businesses for the long term. In May 2025, he was appointed President of M-3 Brigade Acquisition V Corp. (NASDAQ: MBAV), which then announced a business combination agreement with ReserveOne, Inc. He led CC Capital’s incubation of Ceres Life Insurance Company, an annuity platform, and the platform’s combination with Westaim and Arena Investors, LP to create an integrated insurance and asset management platform. Since founding CC Capital in 2015, Mr. Chu has also spearheaded the firm’s investments in Wilshire, Utz Brands (NYSE: UTZ), E2open (NYSE: ETWO), and Dun & Bradstreet (NYSE: DNB), which CC Capital took private in a $7.2 billion acquisition that closed in February 2019 before its subsequent IPO in July 2020.

Prior to founding CC Capital, Mr. Chu spent 25 years at Blackstone, where he served as Senior Managing Director, Co-Head of Private Equity, and a member of the firm’s Executive Committee. Mr. Chu is currently Executive Chair of the Board of The Westaim Corporation (TSXV: WED). Mr. Chu has previously served on the boards of numerous public and private companies, including serving as Chairman of the Board of E2 Open and as a Director of Dun & Bradstreet until August 2025, and as Vice Chairman of Collier Creek Holdings (NYSE: CCH) until August 2020, when it consummated the acquisition of Utz Brands Holdings, LLC, the parent company of Utz Quality Foods, LLC to form Utz Brands (NYSE: UTZ).

Mr. Chu began his career at Salomon Brothers in the M&A group and holds a B.S. in Finance from the University of Buffalo.

Michael Harris
Mr. Harris has served on our Board of Directors since February 2019. Mr. Harris serves as a Managing Director of Koch Equity Development, where he has been employed since October 2013. Mr. Harris is responsible for the origination, evaluation and execution of acquisitions and investments for Koch, Inc. In this capacity, he evaluates opportunities across industries with specific expertise in the software, technology, aerospace and defense, and industrial manufacturing sectors. Prior to joining Koch, Mr. Harris worked for Bank of America Merrill Lynch advising clients on mergers and acquisitions, capital deployment and structured equity capital alternatives from 2011 to 2013. He has also previously worked at Orbital Sciences Corporation as a mechanical engineer in their Launch Systems group from 2005 to 2011.
In addition to his board position at Getty Images, Mr. Harris has served as a board manager of ASP CPM Holdings LLC since 2024 and a board observer of Infor since 2017. He formerly served on the board of Truck-Lite, a leading manufacturer of lighting solutions for commercial and off-road vehicles from December 2015 to December 2019.

Mr. Harris holds his B.S. and M.S. degrees in Mechanical Engineering from Brigham Young University. He also holds a M.B.A degree from Columbia Business School.
Tracy Knox
Ms. Knox has served as a director on our Board of Directors since April 2024, and she previously served as the Chief Financial Officer of Rover Group, the world’s largest online marketplace for pet care from 2017 through its public listing and SPAC merger in 2021, eventually retiring at the end of 2022. Prior to that, Ms. Knox served as Chief Financial Officer of Rightside, a leading domain name service company from its public listing in 2014 until it’s sale in 2017, as Chief Financial Officer at A Place for Mom from 2013 until 2014, as Chief Financial Officer at UIEvolution from 2011 until 2013, and at drugstore.com from 2003, including as Chief Finance Officer from 2008 until 2011.
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

In addition to his board position at Getty Images, Mr. Maxwell has served on the board of directors of &Beyond since July 2007, the Management Committee of the Munywana Conservancy Controllers' Association since July 2025 and the Board of Trustees of The Africa Foundation Trust since November 2014. Mr. Maxwell also served as a Partner of Sutton Place Managers LLP from May 2004 to May 2019. Mr. Maxwell was a Trustee of the Royal Ballet School from 2000 to 2011, a Trustee and Investment Committee Chairman of the Henry Smith Charity, £1 billion endowment-based grant-making charity, from 2011 to 2019 and a Director of the UK Tennis & Rackets Association from 2013 to 2018. Mr. Maxwell is a graduate of Oxford University and qualified as a Chartered Accountant with PWC in 1990.

Hilary Schneider
Ms. Schneider has served on our Board of Directors since 2020 and was appointed as the Chief Executive Officer of SimpliSafe, Inc. in November 2025. Ms. Schneider is the former Chief Executive Officer, from 2020 to 2023, and also served as Strategic Advisor to the board of directors of Shutterfly, a leading ecommerce and manufacturing platform for personalized products and custom design. Ms. Schneider previously served as Chief Executive Officer of Wag!, the country’s largest on-demand mobile dog walking and dog care service, from 2018 to 2019. Prior to this role, Ms. Schneider served as President and CEO of LifeLock, the leader in identity theft protection, through its public listing and acquisition by Symantec, as well as serving in a series of executive positions at Yahoo! from 2006 to 2010 and in several senior leadership roles at Knight Ridder from 2002 to 2005.
In addition to her board position at Getty Images, Ms. Schneider also serves on the boards of Vail Resorts, Inc. (NYSE: MTN) and Digital Ocean Holdings, Inc. (NYSE: DOCN) since 2010, and Sleep Number Corporation (NASDAQ: SNBR) since 2023, and Omaze, Inc., since 2025. She also serves on the board of the non-profit, American Journalism Project. Ms. Schneider holds a B.A. in economics from Brown University and an M.B.A. from Harvard Business School.

Jeffrey Titterton
Mr. Titterton has served on our Board of Directors since November 2022, and was appointed as a member of our Audit Committee on April 1, 2026. Mr. Titterton currently serves as the Chief Marketing Officer of Stripe, Inc., and served as the Chief Operating Officer of Zendesk Inc. from April 2021 until November 2022. He previously served as Zendesk Inc.’s Chief Marketing Officer from October 2018 until April 2021 and its Senior Vice President, Marketing from May 2017 to October 2018. From January 2017 to May 2017, Mr. Titterton served as the Head of Global Campaign and

Engagement Marketing for Adobe Inc., a software company, and as Head of Engagement Marketing, Creative Cloud, from August 2013 to January 2017. Prior to that, Mr. Titterton served as the Chief Marketing Officer for 99designs, a graphic design marketplace, from August 2011 to August 2013.
Mr. Titterton holds a B.A. in English with a concentration in economics from Cornell University.
Brett Watson
Mr. Watson has served on our Board of Directors since February 2019. Since January 1, 2026, Mr. Watson has served as President of Koch Equity, LLC overseeing Koch Equity Development, Koch Disruptive Technologies, and Koch Real Estate Investments. During the preceding five years, Mr. Watson served as President of Koch Equity Development LLC. Mr. Watson is also an officer of Koch, Inc., where he serve as Vice President, Equity Development.
In addition to his board position at Getty Images, Mr. Watson currently serves on the boards of directors of the parent companies of Infor, Hexagon AB, Transaction Network Services, MITER Brands, and Molex, and serves as Chairman of the board of Octave. He also serve as a member of the Nomination Committee of Hexagon AB. He formerly served on the boards of directors of Hexagon AB, ADT Inc., Solera Holdings Inc., Globus, and the Flint Group. Mr. Watson earned both his B.S. and M.B.A. degrees from Binghamton University.
Corporate Governance
Board Composition
Our business and affairs are organized under the direction of our Board of Directors. Our Board of Directors currently consists of nine members. The primary responsibilities of our Board of Directors are to provide oversight, strategic guidance, counseling and direction to our management. Our Board of Directors meets on a regular basis and additionally as required.
In accordance with our Amended and Restated Certificate of Incorporation, our Board of Directors is divided into three classes, Class I, Class II and Class III, with members of each class serving staggered three-year terms. Currently, our Board of Directors is divided into the following classes:
•Class I, which consists of Patrick Maxwell and Jeffrey Titterton, whose terms will expire at the Company's annual meeting of stockholders to be held in 2026;
•Class II, which consists of Mark Getty, Chinh Chu, Tracy Knox and Brett Watson, whose terms will expire at the Company’s annual meeting of stockholders to be held in 2027; and
•Class III, which consists of Hilary Schneider, Michael Harris, and Craig Peters, whose terms will expire at the Company’s annual meeting of stockholders to be held in 2028.
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
Further, CC Neuberger Principal Holdings II Sponsor LLC (the “Sponsor”), the equityholders of the Sponsor, certain equityholders of Griffey Global Holdings, Inc. and certain other parties thereto entered into the Stockholders Agreement dated December 9, 2021 (the "Original Stockholders Agreement") with Getty Images (then Vector Holding, LLC), pursuant to which, among other things, our Board of Directors consists of (i) three directors nominated by Getty Investments LLC (“Getty Investments”), (ii) two directors nominated by Koch Icon Investments, LLC (“Koch Icon”), (iii) one director nominated by CC Capital Partners, LLC (“CC Capital”), (iv) the chief executive officer of Getty Images and (v) a number of independent directors sufficient to comply with the requisite independence requirements of the NYSE and the rules and regulations of the SEC. The number of nominees that each of Getty Investments, Koch Icon and CC Capital will continue to be entitled to nominate pursuant to the Original Stockholders Agreement is subject to reduction based on the aggregate number of shares of Class A common stock held by such stockholders (together with their successors and any permitted transferees), as follows:
•For so long as (i) the Getty Family Stockholders beneficially own, in the aggregate, at least 52,000,000 shares of Class A common stock, as adjusted for stock splits, stock combinations, and the like (the “Three Director Appointment Threshold”), Getty Investments shall be entitled to nominate three individuals to our Board of Directors, (ii) if the Getty Family Stockholders do not meet the Three Director Appointment Threshold, but the

Getty Family Stockholders beneficially own, in the aggregate, at least 26,000,000 shares of Class A common stock, as adjusted for stock splits, stock combinations, and the like (the “Two Director Appointment Threshold”), Getty Investments shall be entitled to nominate two individuals to the our Board of Directors, and (iii) the Getty Family Stockholders beneficially own, in the aggregate, fewer than 26,000,000 shares of Class A common stock, as adjusted for stock splits, stock combinations, and the like, but greater than or equal to 5% of the total number of outstanding shares of Class A common stock (but less than a number of shares of Class A common stock that would meet the Two Director Appointment Threshold), Getty Investments shall be entitled to nominate one individual to our Board of Directors. In the event that the Getty Family Stockholders beneficially own, in the aggregate, less than 5% of the total number of outstanding shares of Class A common stock, Getty Investments will not be entitled to nominate any individual to our Board of Directors pursuant to the Original Stockholders Agreement.
•For so long as (i) Koch Icon beneficially owns, in the aggregate, at least 26,000,000 shares of Class A common stock, as adjusted for stock splits, stock combinations, and the like, Koch Icon shall be entitled to nominate two individuals to our Board of Directors and (ii) Koch Icon beneficially owns, in the aggregate, fewer than 26,000,000 shares of Class A common stock, as adjusted for stock splits, stock combinations, and the like, but greater than or equal to 5% of the total number of outstanding shares of Class A common stock, Koch Icon shall be entitled to nominate one individual to our Board of Directors. In the event that Koch Icon beneficially owns, in the aggregate, less than 5% of the total number of outstanding shares of Class A common stock, Koch Icon shall not be entitled to nominate any individual to our Board of Directors pursuant to the Original Stockholders Agreement.
•For so long as the Sponsor beneficially owns, in the aggregate, at least 5,116,000 shares of Class A common stock, as adjusted for stock splits, stock combinations, and the like, CC Capital shall be entitled to nominate one individual to our Board of Directors. In the event that the Sponsor beneficially owns, in the aggregate, fewer than 5,116,000 shares of Class A common stock, as adjusted for stock splits, stock combinations, and the like, CC Capital shall not be entitled to nominate any individual to our Board of Directors pursuant to the Original Stockholders Agreement.
Please see the Original Stockholders Agreement, which is attached as Exhibit 10.3 to the Original Form 10-K, and “Item 13. Certain Relationships and Related Transactions, and Director Independence—Original Stockholders Agreement” for more information. See also “Item 13. Certain Relationships and Related Transactions, and Director Independence—Significant Stockholder Agreement” for information on certain corporate governance matters entered into in connection with the Shutterstock Merger Agreement.
Director Independence
As required by the rules of the NYSE, a majority of our Board of Directors is independent. An “independent director” is generally defined under applicable NYSE rules as one who the Board of Directors affirmatively determines has no material relationship with the company, either directly or as an officer, partner or stockholder of a company that has a relationship with the company. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act, and the listing standards of NYSE.

Our Board of Directors has determined that each of the directors, other than Craig Peters and Mark Getty, qualifies as an “independent director” under applicable SEC and NYSE rules for purposes of serving on our Board of Directors and each committee on which they serve, as applicable. Our Board of Directors also previously determined that James Quella, a former director who served on our board until April 1, 2026, was an “independent director” under applicable SEC and NYSE rules for purposes of serving on our Board of Directors and the committee on which he served. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

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

Board Committees

Our Board of Directors has three standing committees—an audit committee, a compensation committee, and a nominating and corporate governance committee. Our Board of Directors has adopted a written charter for each of the committees, copies of which are available on our website at https://investors.gettyimages.com/corporate-governance/governance-documents. The information on any of our websites is deemed not to be incorporated in the Annual Report.
Audit Committee
Our audit committee consists of Tracy Knox, Hilary Schneider and Jeff Titterton. Our Board of Directors has determined that each of the members of the audit committee satisfies the independence requirements of the NYSE corporate governance standards and Rule 10A-3 under the Exchange Act and is financially literate (as defined under the rules of the NYSE). In arriving at this determination, our Board of Directors has examined each audit committee member’s scope of experience, the nature of their prior and/or current employment and all other factors determined to be relevant under the rules and regulations of the NYSE and the SEC.
Tracy Knox serves as the chair of our Audit Committee. Our Board of Directors has determined that Ms. Knox and Ms. Schneider each qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the NYSE rules. In making this determination, our Board of Directors has considered formal education and previous professional experience in financial roles. Both our independent registered public accounting firm and management periodically meet privately with the audit committee members.
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
•reviewing our annual and quarterly financial statements and reports, including the disclosures contained in Management’s Discussion and Analysis of the Company’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q and discussing the statements and reports with our independent auditors and management;
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
The Compensation Committee has engaged Compensia, Inc. as our independent consultant. In 2025, Compensia, Inc. reviewed both executive and director compensation and did not provide us any other services. Compensia, Inc. reported directly to the Compensation Committee and provided guidance on trends in executive and non-employee director compensation, the development of specific executive compensation programs, the composition of our compensation peer group and other matters as directed by the Compensation Committee.
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
Limitation on Liability and Indemnification of Directors and Officers
Our Amended and Restated Certificate of Incorporation limits the Company’s directors’ and officers' liability to the fullest extent permitted under the DGCL. The DGCL allows for directors and officers of a corporation to not be personally liable for monetary damages for breach of their fiduciary duties as directors or officers, as applicable, except for liability:
•for any transaction from which the director or officer derives an improper personal benefit;
•for any act or omission by an officer or director not in good faith or that involves intentional misconduct or a knowing violation of law;
•of a director for any unlawful payment of dividends or redemption of shares;
•for any breach of a director’s or officer's duty of loyalty to the corporation or its stockholders; or
•of an officer in any action by or in the right of the corporation.
If the DGCL is amended to authorize corporate action further eliminating or limiting the personal liability of directors or officers, then the liability of our directors and officers will be eliminated or limited to the fullest extent permitted by the DGCL, as so amended. The DGCL and the our Amended and Restated Bylaws provide that the Company will, in certain situations, indemnify the Company’s directors and officers and may indemnify other employees and other agents, to the fullest extent permitted by law. Any indemnified person is also entitled, subject to certain limitations, to advancement, direct payment, or reimbursement of reasonable expenses (including attorneys’ fees and disbursements) in advance of the final disposition of the proceeding.
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
Insider Trading Policies
The Company has adopted insider trading policies governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and contractors, as well as a trading policy governing the Company's repurchase of its own securities. We believe both policies are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable NYSE exchange listing standards. Copies of our insider trading policies are filed as Exhibit 19.1 to the Original Form 10-K.
Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of our Class A common stock, to file with the SEC reports of ownership of such securities and changes in reported ownership.

Based on a review of reports filed with the SEC, or written representations from reporting persons that all reportable transactions were reported, we believe that, during 2025, our directors, executive officers, and 10% stockholders timely filed all reports that were required to be filed under Section 16(a).
Item 11.    Executive Compensation

We are an “emerging growth company,” as defined under the Jumpstart Our Business Startups Act, and a “smaller reporting company,” as defined under the Securities Act. As an emerging growth company and smaller reporting company, we have opted to comply with the executive compensation rules applicable to smaller reporting companies, which require compensation disclosure for our principal executive officer and our next two most highly compensated executive officers (other than our principal executive officer) as of the end of the last completed fiscal year (collectively, the “Named Executive Officers” or “NEOs”). Also, as an emerging growth company, and smaller reporting company, we are not required to include, and have not included, a Compensation Discussion and Analysis and certain of the other compensation tables required by Item 402 of Regulation S-K. Further, as an emerging growth company, and smaller reporting company, we are exempt from certain other requirements related to executive compensation, including the requirement to hold advisory votes on the compensation of our Named Executive Officers, the requirement to disclose a CEO pay ratio and the requirement to disclose “pay versus performance” information, as applicable.
The following executives were our Named Executive Officers as of December 31, 2025:
•Craig Peters, our Chief Executive Officer (“CEO”);
•Nate Gandert, our Senior Vice President and Chief Technology Officer; and
•Gene Foca, our Senior Vice President and Chief Marketing and Revenue Officer.
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

2025 Summary Compensation Table
The following table sets forth information concerning the compensation of our Named Executive Officers for the years ended December 31, 2025 and December 31, 2024.

Named Executive Officer	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)(5)	Total ($)
Craig Peters,	2025	979,483	—	1,315,500	—	1,475,475	23,037	3,793,495
Chief Executive Officer and Director	2024	887,817	—	2,751,673	—	1,159,791	22,375	4,821,656
Nathaniel Gandert,	2025	567,708	—	371,917	—	355,522	16,637	1,311,514
Senior Vice President and Chief Technology Officer	2024	545,625	—	909,516	—	275,000	16,061	1,746,202
Gene Foca,	2025	535,625	—	371,917	—	268,151	18,571	1,194,264
Senior Vice President and Chief Marketing and Revenue Officer	2024	522,083	—	926,485	—	250,000	18,601	1,717,169
_________________________
(1)Reflects base salary actually paid in 2025 and 2024. See “— Base Salary” below for more information.
(2)Amounts represent the grant date fair value of the stock units granted to our Named Executive Officers, as computed in accordance with FASB ASC Topic 718, excluding estimated forfeitures. See “Note 14  —  Equity-Based Compensation” in our consolidated financial statements included in the Original Form 10-K for the assumptions used in computing the grant date fair value of such awards. For 2025 and 2024, the amounts reported in the “Stock Awards” column include grant date fair values of the RSUs, and the grant date fair values of the PSUs of $1,225,000, $326,667 and $326,667 granted to Messrs. Peters, Gandert and Foca, respectively. These amounts represent the third and second annual tranches, respectively, equal to one-third of the units subject to an award with a three-year performance period. The performance metrics for each tranche are selected and approved annually. Consequently, in accordance with FASB ASC Topic 718, only the third and second tranches for which the performance metrics were approved for 2025 and 2024, respectively, are considered granted in 2025 and 2024 and reported in the table. The full intended target value of the PSUs is $3,675,000, $980,000 and $980,000 for Messrs. Peters, Gandert and Foca, respectively.
(3)Amounts represent non-equity incentive plan compensation earned in 2025 and paid in 2026 to each Named Executive Officer pursuant to the Non-Sales Bonus Plan. See “— Non-Sales Bonus Plan (Annual Cash Bonus Plan)” below for more information.

(4)Amounts for 2025 represent reportable income on our split-benefit life insurance policies ($4,424, $1,790 and $2,923 for Messrs. Peters, Gandert and Foca, respectively) and a tax gross up for such income ($4,613, $577 and $1,648 for Messrs. Peters, Gandert and Foca, respectively), and employer matching contributions under our Section 401(k) profit sharing plan ($14,000 each for Messrs. Peters, Gandert and Foca).

(5)Amounts for 2024 represent reportable income on our split-benefit life insurance policies ($4,198, $1,711 and $3,070 for Messrs. Peters, Gandert and Foca, respectively) and a tax gross up for such income ($4,377, $550 and $1,731 for Messrs. Peters, Gandert and Foca, respectively), and employer matching contributions under our Section 401(k) profit sharing plan ($13,800 each for Messrs. Peters, Gandert and Foca).
Narrative Disclosure to 2025 Summary Compensation Table
For 2025, the compensation program for our Named Executive Officers consisted of base salary, a cash bonus opportunity under our Annual Cash Bonus Plan, and long-term incentive compensation in the form of equity awards. In addition, our Named Executive Officers were covered by Company-sponsored executive life and disability benefits and were eligible to participate in any employee benefit programs generally available to all our employees.

Base Salary
Base salary is set at a level that reflects the remit, scope, and impact of the role and is commensurate with our Named Executive Officer’s contributions, prior experience, and sustained performance. Initial base salaries are established through arm’s-length negotiation at the time the individual Named Executive Officer is hired, taking into consideration any relevant factors as well as experience and an analysis of competitive market data. Thereafter, our Compensation Committee has generally reviewed, and adjusted as necessary, base salaries for each of our Named Executive Officers, at a minimum annually and whenever there is a change in the scope of the Named Executive Officer’s role. In setting base salary levels for 2025, our Compensation Committee considered a range of factors, including:
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
Non-Sales Bonus Plan (“Annual Cash Bonus Plan”)
We maintain the Annual Cash Bonus Plan for our non-sales employees, including our Named Executive Officers. Like our other non-sales employees, in 2025, our Named Executive Officers received a target bonus opportunity reflected as a percentage of their base salaries, as applicable. Typically, their actual annual cash bonus payment is based on individual performance, provided the Company meets its performance measure target.

For 2025, the Annual Cash Bonus Plan was approved by our Board of Directors on February 5, 2025. For purposes of the 2025 Annual Cash Bonus Plan, our Board approved revenue and pre-bonus Adjusted EBITDA less Capex as the Company performance measures. For purposes of the Annual Cash Bonus Plan, Adjusted EBITDA less Capex is Net Income less (i) depreciation and amortization, (ii) loss and recovery on litigation, net of recovery, (iii) other operating expenses (net), (iv) interest expense, (v) fair value adjustments, foreign exchange and other non-operating (expense) income (net), (vi) loss on extinguishment of debt, (vii) income tax expense (benefits), (viii) equity-based compensation expense, net of capitalization and (ix) capital expenditures. Further, the CEO evaluated the individual performance of each other Named Executive Officer, taking into consideration such executive’s achievement of the objectives and key performance indicators for his role, an evaluation of his performance as measured against Getty Images’ Leadership Principles, and his contribution to the overall success of Getty Images. In the case of our CEO, his individual performance was evaluated by our Board of Directors.
Our Compensation Committee evaluated the Company’s performance against the company performance component and each individual NEO’s performance against his or her individual performance component following the end of the year and exercised its discretion to determine the amount to be paid based on the level of achievement of the company performance component and the amount to be paid based on our NEOs’ individual performance and approved the amount of each NEO’s annual bonus as set forth in the “Non-Equity Incentive Plan Compensation” column of the 2025 Summary Compensation Table above. The CEO's amount was also approved by our Board of Directors.
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
The 2012 equity incentive plans of our predecessors (the “2012 Equity Plans”) were adopted on October 18, 2012, as amended from time to time (including most recently on September 1, 2021). Although the 2012 Equity Plans were terminated in 2022 in connection with the business combination pursuant to which we became a public company, they will continue to govern the terms and conditions of any outstanding awards previously granted thereunder. See “— Securities Authorized for Issuance Under Equity Compensation Plans” below.

In 2025, our Compensation Committee determined to grant our Named Executive Officers both RSUs and PSUs. Please see the “— Outstanding Equity Awards at 2025 Fiscal Year-End” table and “— Potential Payments Upon Termination or Change in Control” below for a description of the vesting, termination of employment and change in control treatment of the awards granted in 2025.

Timing of Stock Option and other Equity Award Grants
Although we do not have a formal policy regarding the timing of stock option grants to our NEOs, we do not grant stock options or any other form of equity compensation in anticipation of the release of material, non-public information. Similarly, we do not time the release of material, non-public information based on stock option or other equity award grant dates for the purpose of affecting the value of any NEO award. During our 2025 fiscal year, none of our NEOs were granted any options to purchase shares of our Class A common stock.

Section 401(k) Plan
We sponsor a tax-qualified Section 401(k) profit-sharing plan (the “401(k) Plan”) for all U.S. employees, including our Named Executive Officers. Our full-time U.S. employees are eligible to participate in the 401(k) Plan and may contribute up to a specified percentage of their base salary to the 401(k) Plan. We make “safe harbor” matching contributions to the 401(k) Plan on behalf of eligible U.S. employees who are eligible to participate in the 401(k) Plan. We match 4% of a participant’s base salary deferrals. The total matching contribution does not exceed the match allocated based on IRS annual compensation limits.
Pension Benefits and Nonqualified Deferred Compensation
None of our Named Executive Officers participated in any defined benefit pension plans in 2025.
None of our Named Executive Officers participated in any non-qualified deferred compensation plans, supplemental executive retirement plans, or any other unfunded retirement arrangements in 2025.
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
Currently, we do not view perquisites or other personal benefits as a significant component of our executive compensation program. Accordingly, we do not provide significant perquisites or other personal benefits to our Named Executive Officers except as generally made available to our employees or in situations where we believe it is appropriate to assist an individual in the performance of his or her duties, to make him more efficient and effective and for recruitment and retention purposes. During 2025, none of our Named Executive Officers received perquisites or other personal benefits that were, in the aggregate, equal to $10,000 or more for any individual.
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
Mr. Peters
We entered into an amended and restated employment agreement with Mr. Peters as of July 1, 2015, providing that commencing on December 31, 2017, and on each annual anniversary thereafter, the employment term would be automatically extended for an additional one-year term unless we or Mr. Peters provide three months’ notice not to renew the employment agreement term. Subsequently, the employment agreement was amended on January 27, 2017 (to adjust the target annual cash bonus percentage), on November 3, 2017 (to extend its term until December 31, 2020, subject to automatic one-year extensions unless either party provided three months’ notice of non-renewal), and on January 1, 2019

(to elevate Mr. Peters to the position of Chief Executive Officer, adjust his base salary, and to extend its term until December 31, 2021, subject to automatic one-year renewals unless either party provides three months’ notice of non– renewal). On April 1, 2020, we amended Mr. Peters’ employment agreement to reduce his base salary in response to the COVID-19 pandemic and make other corresponding adjustments, and on October 1, 2020 we further amended his employment agreement to restore his base salary to its pre-COVID-19 pandemic level and make other corresponding adjustments. Effective January 1, 2024, we amended Mr. Peters’ employment agreement to reduce his base salary and make other corresponding adjustments, and, effective January 1, 2025, we amended Mr. Peters’ employment agreement to re-instate his base salary and make other corresponding adjustments.
Additionally, his employment agreement sets forth his duties as well as his annual base salary (which as of December 31, 2025 is $983,650 and subject to annual review by our Board of Directors), a target annual cash bonus award opportunity in an amount equal to a percentage of his annual base salary (currently 75%), the opportunity to participate in our equity incentive plan, and participation in our employee benefit plans on a no less favorable basis as those benefits are generally made available to the other senior executives of Getty Images. The employment agreement also contains certain restrictive covenants involving non-solicitation, non-competition, confidentiality of information, and the treatment and ownership of intellectual property arising during his employment with Getty Images. Further, the employment agreement provides for the rights and responsibilities of the parties in the event of certain terminations of Mr. Peters’ employment, as further described in “— Potential Payments upon Termination or Change in Control” below.
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
The employment agreement sets forth Mr. Gandert’s position as Chief Technology Officer and duties as well as his annual base salary (which as of December 31, 2025 is $575,000 and subject to annual review by our Compensation Committee and Board of Directors), a target annual cash bonus award opportunity in an amount equal to a percentage of Mr. Gandert’s annual base salary (currently 50%), the opportunity to participate in our equity incentive plans and participation in our employee benefit plans that are no less favorable than those generally made available to other senior executives of Getty Images. The employment agreement also contains certain restrictive covenants involving non-solicitation, non-competition, confidentiality of information, and the treatment and ownership of intellectual property arising during his employment with Getty Images. Further, the employment agreement provides for the rights and responsibilities of the parties in the event of certain terminations of Mr. Gandert’s employment, as further described in “— Potential Payments upon Termination or Change in Control” below.
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
The employment agreement sets forth Mr. Foca’s position as Senior Vice President, Chief Marketing and Revenue Officer and duties as well as his annual base salary (which as of December 31, 2025 is $540,000 and subject to annual review by our Compensation Committee and Board of Directors), a target annual cash bonus award opportunity in an amount equal to a percentage of Mr. Foca’s annual base salary (currently 50%), the opportunity to participate in our equity incentive plans and participation in our employee benefit plans that are no less favorable than those generally made available to other senior executives of Getty Images. The employment agreement also contains certain restrictive covenants involving confidentiality of information, and the treatment and ownership of intellectual property arising during his employment with Getty Images. Further, the employment agreement provides for the rights and responsibilities of the parties in the event of certain terminations of Mr. Foca’s employment, as further described in “— Potential Payments upon Termination or Change in Control” below.

Outstanding Equity Awards at 2025 Fiscal Year-End Table
The following table presents information regarding outstanding equity awards held by our Named Executive Officers as of December 31, 2025:

Named Executive Officer	Grant Date	Number of securities underlying unexercised options (#) (Exercisable)		Number of securities underlying unexercised options (#) (Unexercisable)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested (4)(5) ($)	Equity Incentive Plan Awards: Number of unearned shares, units, or other rights that have not vested (5)(6) (#)	Equity Incentive Plan Awards: Market or payout value of unearned shares, units, or other rights that have not vested (5)(6) ($)
Craig Peters, Chief Executive Officer	2/26/2017	71,869	(1)	—	3.13	2/25/2027	—		—	—	—
	2/26/2017	127,420	(1)	—	3.13	2/25/2027	—		—	—	—
	2/26/2017	172,264	(1)	—	3.13	2/25/2027	—		—	—	—
	3/1/2017	1,565,691	(1)	—	3.13	2/28/2027	—		—	—	—
	4/10/2019	1,758,203	(1)	—	2.74	4/9/2029	—		—	—	—
	4/10/2019	939,415	(1)	—	2.74	4/9/2029	—		—	—	—
	3/16/2023	458,750	(2)	41,250	6.00	3/15/2033	61,875	(2)	82,913	—	—
	3/16/2023	458,750	(2)	41,250	8.00	3/15/2033	—		—	—	—
	3/16/2023	458,750	(2)	41,250	10.00	3/15/2033	—		—	—	—
	7/11/2024	—		—	—	—	66,500	(3)	89,110	66,500	89,110
	5/29/2025	—		—	—	—	50,000	(4)	67,000	50,000	67,000
Nate Gandert, Senior Vice President and Chief Technology Officer	2/26/2017	13,996	(1)	—	3.13	2/25/2027	—		—	—	—
	2/26/2017	29,535	(1)	—	3.13	2/25/2027	—		—	—	—
	2/26/2017	39,938	(1)	—	3.13	2/25/2027	—		—	—	—
	3/1/2017	488,216	(1)	—	3.13	2/28/2027	—		—	—	—
	4/10/2019	986,117	(1)	—	2.74	4/9/2029	—		—	—	—
	4/10/2019	292,930	(1)	—	2.74	4/9/2029	—		—	—	—
	3/16/2023	458,750	(2)	41,250	4.90	3/15/2033	16,500	(2)	22,110	—	—
	7/11/2024	—		—	—	—	33,250	(3)	44,555	33,250	44,555
	5/29/2025	—		—	—	—	25,000	(4)	33,500	25,000	33,500
Gene Foca, Senior Vice President and Chief Marketing and Revenue Officer	3/1/2017	639,523	(1)	—	3.13	2/28/2027	—		—	—	—
	4/10/2019	1,029,047	(1)	—	2.74	4/9/2029	—		—	—	—
	3/16/2023	229,375	(2)	20,625	4.90	3/15/2033	16,500	(2)	22,110	—	—
	7/11/2024	—		—	—	—	33,250	(3)	44,555	33,250	44,555
	5/29/2025	—		—	—	—	25,000	(4)	33,500	25,000	33,500
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
(4)RSUs vest in four quarterly installments starting March 2027.
(5)Amounts are represented at a market value based upon the closing price of the Class A common stock on December 31, 2025, of $1.34 per share.
(6)The PSUs from the annual equity awards granted in fiscal years 2024 and 2025 for which the performance criteria have not been established as of December 31, 2025, have been treated as outstanding at target for purposes of this table but are not yet treated as granted under ASC Topic 718.
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
Non-Employee Director Compensation
In 2025, four of our non-employee directors received compensation (cash retainers, equity awards, fees or other compensation) for service on our Board of Directors. Our Board of Directors expects to review director compensation periodically to ensure that director compensation remains competitive such that we are able to recruit and retain qualified directors.
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
The following table sets forth information regarding the compensation earned by or paid to the non-employee members of our Board of Directors during the year ended December 31, 2025.
2025 Director Compensation Table

Name	Total Fees earned or paid in cash ($)	Stock Awards ($)(1)(2)	All Other Compensation ($)	Total Amount ($)
Chinh Chu	—	—	—	—
Mark Getty	—	—	—	—
Michael Harris	—	—	—	—
Tracy Knox	60,000	—	—	60,000
Patrick Maxwell	—	—	—	—
James Quella(3)	50,000	—	—	50,000
Hilary Schneider	57,500	—	—	57,500
Jeffrey Titterton	40,000	—	—	40,000
Brett Watson	—	—	—	—
(1)    Amounts represent the grant date fair value of the stock awards granted to our non-employee directors, as computed in accordance with FASB ASC Topic 718, excluding estimated forfeitures. See “Note 14 — Equity-Based Compensation’ to our audited consolidated financial statements contained in the Original Form 10-K for the assumptions used in computing the grant date fair value of such awards.
(2) The table below presents the number of outstanding and unexercised stock option awards and the number of outstanding RSUs held by each of the non-employee directors as of December 31, 2025.

(3)    James Quella resigned from our Board of Directors on April 1, 2026.

Name	Number of Shares Subject to Outstanding Options	Number of RSUs
Tracy Knox	—	106,268
James Quella(3)	—	38,086
Hilary Schneider	213,175	—
Jeffrey Titterton	—	38,086
Securities Authorized for Issuance Under Equity Compensation Plans
The table below provides information about our shares of Class A common stock that may be issued upon the exercise of options and RSUs under all of our existing equity compensation plans as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#) (a)		Weighted-average exercise price of outstanding options, warrants and rights ($) (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#) (c)
Equity compensation plans approved by security holders:
2022 Equity Incentive Plan	34,534,945	(1)	$3.50	(2)	2,005,612
2022 Employee Share Purchase Plan	—		$—		1,819,346
2022 Earn Out Plan	—		$—		20,856
Equity compensation plans not approved by security holders(3)	N/A		N/A		N/A
Total
_________________________
(1)Represents shares subject to outstanding awards granted, of which (i) 9,956,479 shares of Class A common stock are subject to outstanding RSUs and PSUs and (ii) 24,578,466 shares of Class A common stock are subject to outstanding stock options.
(2)The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding stock options and does not reflect the shares that will be issued upon the vesting of outstanding awards of restricted shares or RSUs and PSUs, which have no exercise price.
(3)As of December 31, 2025, there were no equity compensation plans not approved by security holders under which equity securities of the Company were authorized for issuance.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 13, 2026, the number of shares of our Class A common stock beneficially owned by each director, NEO, all directors and executive officers as a group, and each person or entity we know to be the beneficial owner of more than 5% of our Class A common stock.
In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities and includes the shares of Class A common stock issuable pursuant to options and warrants that are exercisable or settled within 60 days of the date of this table. Shares of Class A common stock issuable pursuant to options and warrants are deemed outstanding for computing the percentage of the class beneficially owned by the person holding such securities but are not deemed outstanding for computing the percentage of the class beneficially owned by any other person. Except as otherwise indicated, all share ownership is as of April 13, 2026 and the percentage of beneficial ownership is based on 418,959,244 shares of Class A common stock outstanding. Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of Class A common stock beneficially owned by them.
The business address of each beneficial owner is c/o Getty Images Holdings, Inc., 605 5th Ave. S. Suite 400, Seattle, WA 98104, unless otherwise indicated below.

Name of Beneficial Owners	Number of Shares of Class A Common Stock (#)	Percentage
Directors and Executive Officers
Mark Getty(1)	13,347,502	3.2%
Tracy Knox(2)	46,492	*%
Patrick Maxwell	—	*%
Hilary Schneider(3)	125,866	*%
Craig Peters(4)	2,459,416	*%
Brett Watson	—	*%
Chinh Chu(5)	17,646,607	4.2%
Michael Harris	—	*%
Jeffrey Titterton(6)	61,889	*%
Gene Foca(7)	808,666	*%
Nate Gandert(8)	1,071,428	*%
All directors and executive officers as a group (21 total)	38,927,763	9.3%
Five Percent Holders of the Company
The Getty Family Stockholders(9)	191,374,006	45.7%
KED Icon Holdings, LLC(10)	115,259,246	27.5%
_________________________
*Less than 1%
(1)Interests shown consist of (i) 7,794,004 shares of Class A common stock held by Mark Getty and (ii) (a) 5,089,413 shares of Class A common stock to be held by The October 1993 Trust and (b) 464,085 shares of Class A common stock held by The Options Settlement, which shares Mr. Getty may be deemed to beneficially own by virtue of his indirect ownership in such entities. Mr. Getty is one of three directors of Getty Investments and therefore he may be deemed to share voting and investment power over the shares held by Getty Investments. The shares of Getty Images common stock held by The October 1993 Trust are pledged to the Cheyne Walk Trust (see footnote 10 below) in respect of a guarantee it provides against certain credit facilities.
(2)Interests shown consist of 46,492 shares of Class A common stock.
(3)Interests shown consist of 49,549 shares of Class A common stock and 76,317 shares of Class A common stock issuable upon exercise of vested options.
(4)Interests shown consist of 1,189,673 shares of Class A common stock and 1,269,743 shares of Class A common stock issuable upon exercise of vested options.
(5)The interests shown consist of (i) 5,762,560 shares of Class A common stock held by CC NB Sponsor 2 Holdings LLC, (ii) 9,706,670 shares of Class A common stock held by CC Capital SP, LP and (iii) 2,177,377 shares of Class A common stock held by CC NBOKS Holdings LLC. Mr. Chu is deemed to be the beneficial owner of such shares due to his control of these entities.
(6)Interests shown consist of 61,889 shares of Class A common stock.
(7)Interests shown consist of 457,713 shares of Class A common stock and 350,953 shares of Class A common stock issuable upon exercise of vested options.
(8)Interests shown consist of (i) 540,304 shares of Class A common stock and 531,124 shares of Class A common stock issuable upon exercise of vested options.

(9)Interests shown consist of (i) 178,026,504 shares of Class A common stock held by Getty Investments, (ii) 5,089,413 shares of Class A common stock held by The October 1993 Trust, (iii) 464,085 shares of Class A common stock held by The Options Settlement, and (iv) 7,794,004 shares of Class A common stock held by Mark Getty (Getty Investments, The October 1993 Trust, The Options Settlement and Mr. Getty, collectively, the “Getty Family Stockholders”). The Cheyne Walk Trust is the sole owner of Cheyne Walk Master Fund 2 LP, which is the majority owner of Getty Investments, and the Cheyne Walk Trust may be deemed to have indirect beneficial ownership of Getty Investments’ 178,026,504 shares of Class A common stock. According to a Schedule 13D filed with the SEC on January 8, 2025, the business address of Getty Investments, the Cheyne Walk Trust and Cheyne Walk Master Fund 2 LP is 5390 Kietzke Lane, Suite 202, Reno, Nevada 89511.
(10) Interests shown consist of 115,259,246 shares of Class A Common Stock held by Wood River Capital, LLC as the nominee of KED Icon Holdings, LLC (“KED Icon”). According to a Schedule 13D filed with the SEC on January 2, 2026 and Form 3 filed with the SEC on January 2, 2026, KED Icon is beneficially owned by KED Holdings, LP (“KED Holdings”), KED Holdings is beneficially owned by Koch Equity Development LLC (“Koch Equity”) (and controlled by KED GP, LLC (“KED GP”), which is also beneficially owned by Koch Equity), Koch Equity is beneficially owned by Koch Investments Group, LLC (“KIG”), KIG is beneficially owned by Koch Investments Group Holdings, LLC (“KIGH”), KIGH is beneficially owned by Koch Companies, LLC (“KCLLC”), and KCLLC is beneficially owned by Koch, Inc. The addresses of the principal office and principal business is 4111 East 37th Street North, Wichita, Kansas 67220. In each case by means of ownership of all voting equity instruments.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 11. Executive Compensation—Securities Authorized for Issuance Under Equity Compensation Plans” for more information.
Item 13.    Certain Relationships and Related Transactions, and Director Independence

Additional information regarding certain related party balances and transactions is included in “Note 2 — Summary of Significant Accounting Policies” to the consolidated financial statements included in the Original Form 10-K.
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
Related Person Transactions
Below are transactions, arrangements and relationships that exceed or are reasonably expected to exceed $120,000 in a single fiscal year with our directors, executive officers and stockholders owning 5% or more of our outstanding Class A common stock, or any member of the immediate family of any of the foregoing persons, since January 1, 2024, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Item 11. Executive Compensation.”
Original Stockholders Agreement
The Sponsor, the equity holders of the Sponsor, certain equity holders of Griffey Global Holdings Inc., and certain other parties entered into the Original Stockholders Agreement, relating to, among other things, the composition of our Board of Directors. See "Item 10. Directors, Executive Officers and Corporate Governance-Corporate Governance-Board Composition" above for more information. In accordance with the Original Stockholders Agreement, the composition of our Board of Directors currently is (a) three directors nominated by Getty Investments: Patrick Maxwell, Mark Getty and Tracy Knox; (b) two directors nominated by Koch Icon: Michael Harris and Brett Watson; (c) one director nominated by CC Capital: Chinh Chu; (d) the chief executive officer of the Company (which is Craig Peters) and (e) a number of independent directors sufficient to comply with the requisite independence requirements of the NYSE and the rules and regulations of the SEC.
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

Significant Stockholder Agreement

Concurrently with the execution of the Shutterstock Merger Agreement, the Getty Family Stockholders, Koch Icon and Mr. Jonathan Oringer, the Executive Chairman of Shutterstock (each, a “Significant Stockholder”) entered into the significant stockholder agreement (the "Significant Stockholder Agreement"). Pursuant to the Significant Stockholder Agreement, the Getty Family Stockholders, Koch Icon and Mr. Oringer have agreed to certain restrictions on transfers of their shares of Class A common stock following the closing of business combination between the Company and Shutterstock, including (a) any transfers during the 90 days following the closing or (b) thereafter, to any direct competitor of Getty Images or any activist shareholder, in each case, subject to certain limited exceptions including in sales through open market transactions. These restrictions terminate based on certain thresholds of the Significant Stockholders’ beneficial ownership.

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

Please see the Significant Stockholder Agreement, which is attached as Exhibit 10.22 to the Original Form 10-K for more information.

Letter Agreements

Also concurrently with the execution of the Shutterstock Merger Agreement, the Getty Family Stockholders and Koch Icon each entered into a letter agreement with the Company, in each case dated as of January 6, 2025, wherein (a) the Getty Family Stockholders and Koch Icon have agreed to certain restrictions on transfers of their shares of Class A common stock and associated voting rights until the earlier of (i) termination of the Shutterstock Merger Agreement in accordance with its terms or (ii) the closing of the transaction, (b) each of the Getty Family Stockholders and Koch Icon have agreed to cooperate with the Company in connection with (A) termination of the Original Stockholders Agreement, to be effective as of closing of the transaction and (B) seeking regulatory approvals required in connection with the transaction, and (c) the Company has agreed to provide reimbursement to the Getty Family Stockholders and Koch Icon for certain expenses incurred in connection with the transaction, in each case up to a cap of $400,000 (such cap, however, does not apply to expenses incurred in connection with litigation or regulatory approvals). CC NB Sponsor 2 Holdings LLC, CC Capital and NBOKS have also each entered into a Letter Agreement with the Company, in each case dated as of January 6, 2025, which contain similar provisions with respect to reimbursement for certain of their expenses incurred in connection with the transaction and their cooperation in connection with termination of the Original Stockholders Agreement, to be effective as of the closing.

Please see the Letter Agreements, which are attached as Exhibits 10.23 and 10.24 to the Original Form 10-K for more information.
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
Stephanie Liverani, the spouse of Mikael Cho, Senior Vice President – CEO, Unsplash, is employed by a subsidiary of Getty Images and serves as Vice President & Co-Founder, Unsplash. In 2025 and 2024, she was paid approximately $271,000 and $265,000 in base salary and $152,000 and $234,000 in cash bonus, respectively. Additionally, Christopher Liverani, the brother-in-law of Mikael Cho, Senior Vice President – CEO, Unsplash, is employed by a subsidiary of Getty Images and serves as Brand Partnerships Executive. In 2025 and 2024, he was paid approximately $223,000 and $206,000 in base salary and $209,500 and $323,000 in commissions, respectively. Each individual participated in other regular and customary employee benefit programs generally available to all Getty Images employees. In addition, the amount of compensation was determined in accordance with the Company’s standard compensation practices applicable to similarly situated employees.
Director Independence
For information on director independence, see “Item 10. Directors, Executive Officers and Corporate Governance--Director Independence.”

Item 14.    Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Ernst & Young LLP for professional services rendered for fiscal years ended December 31, 2025 and December 31, 2024:

Fee Category (in thousands)	2025	2024
Audit Fees	$3,381	$3,032
Audit-Related Fees	5,900	0
Tax Fees	792	552
All Other Fees	6	4
Total Fees	$10,079	$3,588

Audit Fees
Audit fees consist of fees billed for professional services rendered for the annual audit of our consolidated financial statements presented within the Annual Report on Form 10-K for the year ended December 31, 2025, the review of the interim consolidated financial statements presented in our quarterly reports on Form 10-Q, our registration statement on Form S-4, and other regulatory filings.

Audit-Related Fees
There were $5,900,000 audit-related fees related to Section 404(b) readiness billed by Ernst & Young LLP for fiscal years 2025 and there were no audit-related fees billed in 2024.
Tax Fees
Tax fees include fees billed by Ernst & Young LLP related to tax compliance and consulting services.
All Other Fees
All other fees consisted of fees related to an accounting research software product.
The Audit Committee determined that Ernst & Young LLP’s provision of these services, and the fees that we paid for these services, are compatible with maintaining the independence of the independent registered public accounting firm. The Audit Committee approved all services that Ernst & Young LLP provided in the fiscal years ended December 31, 2025 and 2024.

PART IV
Item 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the exhibit list of the Original Form 10-K. The following list of exhibits sets forth the additional exhibits required to be filed with this Amendment No. 1 and is incorporated herein by reference in response to this Item.

Exhibit Number	Description
31.3*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.1*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
104*	Cover Page Interactive Data File. Formatted in Inline XBRL and contained in Exhibit 101.1
*	Filed Herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 27, 2026	GETTY IMAGES HOLDINGS, INC.

	By:	/s/ Craig Peters
	Name:	Craig Peters
	Title:	Chief Executive Officer and Director