Form 10-Q
period 2026-03-31
Getty Images Holdings, Inc.
filed 2026-05-11
CIK 1898496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 7, 2026, 418,959,244 shares of Class A common stock, par value $0.0001 per share, of Getty Images Holdings, Inc. were issued and outstanding.

GETTY IMAGES HOLDINGS, INC.
Form 10-Q
For the Quarter Ended March 31, 2026

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$96,634	$90,183
Restricted cash	640,656	635,124
Accounts receivable – net of allowance of $5,366 and $5,338, respectively	190,522	208,468
Prepaid expenses	21,711	20,786
Insurance recovery receivable	33,711	34,954
Taxes receivable	10,402	10,342
Other current assets	9,013	11,526
Total current assets	1,002,649	1,011,383
Property and equipment, net	179,557	184,189
Operating lease right-of-use assets	21,838	24,262
Goodwill	1,514,615	1,516,265
Intangible assets, net of accumulated amortization	409,297	414,699
Deferred income taxes, net	57,879	57,977
Other assets	31,490	31,513
Total assets	$3,217,325	$3,240,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$107,315	$114,231
Accrued expenses	93,541	89,854
Short-term debt, net	701,816	696,474
Income taxes payable	14,858	13,772
Litigation reserves	208,372	205,324
Deferred revenue	199,089	188,338
Total current liabilities	1,324,991	1,307,993
Long-term debt, net	1,251,399	1,270,888
Lease liabilities	22,300	23,553
Deferred income taxes, net	7,838	14,217
Uncertain tax positions	21,468	21,122
Other long-term liabilities	2,716	1,889
Total liabilities	2,630,712	2,639,662
Commitments & contingencies (Note 11)

Stockholders’ equity:
Class A common stock, $0.0001 par value: 2.0 billion shares authorized; 419.0 million shares issued and outstanding as of March 31, 2026 and 417.2 million shares issued and outstanding as of December 31, 2025	42	42
Additional paid-in capital	2,043,226	2,039,751
Accumulated deficit	(1,433,669)	(1,429,605)
Accumulated other comprehensive loss	(70,700)	(57,646)
Total Getty Images Holdings, Inc. stockholders’ equity	538,899	552,542
Non-controlling interest	47,714	48,084
Total stockholders’ equity	586,613	600,626
Total liabilities and stockholders’ equity	$3,217,325	$3,240,288
See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$226,574	$224,077

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$66,168	$60,209
Selling, general and administrative expenses	102,187	98,268
Depreciation	16,073	14,947
Amortization	586	566
Loss on litigation	5,123	4,343
Other operating expenses – net	4,882	18,402
Total operating expenses	195,019	196,735
Income from operations	31,555	27,342

Other (expense) income, net:
Interest expense	(54,174)	(32,675)
Foreign exchange gain (loss) – net	14,773	(25,078)
Loss on extinguishment of debt	—	(5,474)
Other non-operating income (expense) – net	6,007	(2,094)
Total other expense – net	(33,394)	(65,321)
Loss before income taxes	(1,839)	(37,979)
Income tax expense	(2,595)	(64,593)

Net loss	(4,434)	(102,572)
Less:
Net income attributable to non-controlling interest	(370)	—
Net loss attributable to Getty Images Holdings, Inc.	$(4,064)	$(102,572)

Net loss per share attributable to Class A Getty Images Holdings, Inc. common stockholders:
Basic	$(0.01)	$(0.25)
Diluted	$(0.01)	$(0.25)

Weighted-average Class A common shares outstanding:
Basic	417,539,058	412,472,878
Diluted	417,539,058	412,472,878
See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(4,434)	$(102,572)
Other comprehensive (loss) income:
Net foreign currency translation adjustment (losses) gains	(13,054)	20,350
Comprehensive loss	(17,488)	(82,222)
Less: Comprehensive gain attributable to noncontrolling interest	(370)	—
Comprehensive loss attributable to Getty Images Holdings, Inc.	$(17,118)	$(82,222)
See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Getty Images Holdings, Inc. Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	417,214,604	$42	$2,039,751	$(1,429,605)	$(57,646)	$552,542	$48,084	$600,626
Net loss	—	—	—	(4,064)	—	(4,064)	(370)	(4,434)
Net foreign currency translation adjustment losses in comprehensive income	—	—	—	—	(13,054)	(13,054)	—	(13,054)
Issuance of common stock in connection with equity-based compensation arrangements	1,779,229	—	—	—	—	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(34,589)	—	(28)	—	—	(28)	—	(28)
Equity-based compensation activity	—	—	3,503	—	—	3,503	—	3,503
Balance at March 31, 2026	418,959,244	$42	$2,043,226	$(1,433,669)	$(70,700)	$538,899	$47,714	$586,613

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Getty Images Holdings, Inc. Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	412,270,402	$41	$2,017,407	$(1,223,482)	$(123,770)	$670,196	$48,144	$718,340
Net loss	—	—	—	(102,572)	—	(102,572)	—	(102,572)
Net foreign currency translation adjustment gains in comprehensive income	—	—	—	—	20,350	20,350	—	20,350
Issuance of common stock in connection with equity-based compensation arrangements	1,146,766	—	—	—	—	—	—	—
Equity-based compensation activity	—	—	4,978	—	—	4,978	—	4,978
Balance at March 31, 2025	413,417,168	$41	$2,022,385	$(1,326,054)	$(103,420)	$592,952	$48,144	$641,096
See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,434)	$(102,572)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,659	15,513
Foreign currency (gain) losses on foreign denominated debt	(9,492)	18,330
Equity-based compensation	3,371	4,525
Debt extinguishment	—	5,474
Deferred income taxes – net	(7,237)	54,827
Uncertain tax positions	346	502
Amortization of debt issuance costs	1,927	1,923
Non-cash operating lease costs	2,849	2,773
Other	480	3,145
Changes in assets and liabilities:
Accounts receivable	16,855	(6,373)
Accounts payable	(66)	6,075
Accrued expenses	(19,482)	(4,719)
Insurance recovery receivable	1,243	5,000
Litigation reserves	3,048	1,501
Lease liabilities, non-current	(3,370)	(3,265)
Income taxes receivable/payable	(1,187)	6,683
Interest payable	25,998	(7,316)
Deferred revenue	13,220	13,167
Other	(696)	191
Net cash provided by operating activities	40,032	15,384

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(16,063)	(15,706)
Net cash used in investing activities	(16,063)	(15,706)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	1,040,872
Debt refinancing costs	(876)	(35,343)
Payment of debt	(6,504)	(1,018,076)
Payment of taxes associated with equity-based compensation	(28)	—
Net cash used in financing activities	(7,408)	(12,547)

Effects of exchange rates fluctuations	(4,578)	6,238
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	11,983	(6,631)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – Beginning of period	725,307	125,304
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – End of period	$737,290	$118,673

SUPPLEMENTAL DISCLOSURES:
Interest paid	$26,277	$38,192
Income taxes paid, including foreign taxes withheld	$7,100	$4,500
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

The Company expensed $3.2 million of legal, accounting, and other direct costs related to this proposed Merger during the three months ended March 31, 2026 and $18.0 million in the three months ended March 31, 2025. These costs are included in “Other operating expenses - net” in the Condensed Consolidated Statements of Operations.

On February 23, 2026, Getty Images and Shutterstock announced that they had received notice that the DOJ had concluded its review of the proposed merger and the applicable waiting period under the Hart-Scott-Rodino Act had expired, without conditions.

On October 20, 2025, the Company received notice that the CMA intended to refer the proposed Merger to a Phase 2 review process unless acceptable undertakings to address their competition concerns were offered. On November 3, 2025, the Company received notice that the CMA had referred the Merger to a Phase 2 review process. On February 19, 2026, the CMA issued a provisional decision with respect to the proposed merger (“Interim Report”) and directed that any proposed remedies be submitted to the CMA by March 5, 2026. On March 11, 2026, the CMA published an Invitation to

Comment on Remedies, with responses due by March 18, 2026 and published a Notice of Extension, extending its reference period by eight weeks to June 14, 2026. On March 12, 2026, Getty Images and Shutterstock responded to the Interim Report. On April 16, 2026, the CMA issued a provisional decision with respect to the appropriate remedy to address the competition concerns provisionally identified in the Interim Report. The Company remains committed to the proposed Merger and will continue to engage with CMA and work with Shutterstock to expeditiously secure the necessary clearances.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Getty Images have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 16, 2026 (the “2025 Form 10-K”).
In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for any future period or the entire year.
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
Note 2 - Summary of Significant Accounting Policies
Cash, Cash Equivalents and Restricted Cash
The following represents the Company’s cash, cash equivalents and restricted cash as of March 31, 2026 and December 31, 2025 (in thousands):

	As of March 31, 2026	As of December 31, 2025
Cash and cash equivalents	$96,634	$90,183
Restricted cash	640,656	635,124
Total cash, cash equivalents and restricted cash	$737,290	$725,307
In connection with the issuance of the 10.500% Senior Secured Notes, the Company deposited the gross proceeds into an escrow account. These amounts are restricted and may be released only upon satisfaction of specified conditions, including the consummation of the proposed Merger with Shutterstock. If the Merger is not consummated, the funds will be released or otherwise applied in accordance with the terms of the related agreements.

The Company also maintains smaller amounts of restricted cash as collateral for certain corporate obligations.
There have been no changes to the significant accounting policies described in the 2025 Form 10-K that have had a material impact on the Company’s condensed consolidated financial statements and related notes.
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

Disaggregation of Revenue
The following provides information about disaggregated revenue by major product line, primary geographic market, and timing of revenue recognition.
Revenue by major product:

	Three Months Ended March 31,
(In thousands)	2026	2025
Creative	$126,249	$132,175
Editorial	91,690	82,617
Other	8,635	9,285
Total Revenue	$226,574	$224,077

Revenue by region:

	Three Months Ended March 31,
(In thousands)	2026	2025
Americas	$134,456	$131,524
Europe, the Middle East, and Africa	70,494	68,727
Asia-Pacific	21,624	23,826
Total Revenue	$226,574	$224,077
The March 31, 2026 deferred revenue balance will be earned as content is downloaded, services are provided, or upon the expiration of subscription-based products, and nearly all is expected to be earned within the next twelve months.
During the three months ended March 31, 2026, the Company recognized revenue of $81.4 million that had been included in deferred revenue as of January 1, 2026.
Note 4 - Fair Value of Financial Instruments
The Company’s financial instruments consist of cash equivalents and debt. Assets and liabilities measured at fair value on a recurring basis (cash equivalents) and a nonrecurring basis (debts) are categorized in the tables below.
The fair value of the Company’s money market funds is based on quoted active market prices and is determined using the market approach. The fair value of the Company’s debt is based on market quotes provided by a third-party pricing source.
The following tables summarize the Company’s financial instruments by level in the fair value hierarchy as of March 31, 2026:

	Fair Value Measurements at March 31, 2026
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (cash equivalents)	$674,400	$—	$—	$674,400

Liabilities:
Term Loans	$—	$452,353	$—	$452,353
Senior Secured Notes	$—	$1,055,216	$—	$1,055,216
Senior Unsecured Notes	$—	$283,314	$—	$283,314

The following tables summarize the Company’s financial instruments by level in the fair value hierarchy as of December 31, 2025:

	Fair Value Measurements at December 31, 2025
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (cash equivalents)	$665,506	$—	$—	$665,506

Liabilities:
Term Loans	$—	$512,282	$—	$512,282
Senior Secured Notes	$—	$1,139,512	$—	$1,139,512
Senior Unsecured Notes	$—	$283,400	$—	$283,400
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
Note 5 - Other Assets and Liabilities
The following table summarizes the Company’s other long-term assets:

(In thousands)	As of March 31, 2026	As of December 31, 2025
Long term note receivable from a related party	$24,000	$24,000
Minority and other investments	4,587	4,630
Equity method investment	1,726	1,664
Other	1,177	1,219
	$31,490	$31,513

The following table summarizes the Company’s accrued expenses:

(In thousands)	As of March 31, 2026	As of December 31, 2025
Accrued compensation and related costs	$19,140	$31,053
Lease liabilities	4,977	6,714
Interest payable	58,035	32,036
Accrued professional fees	8,760	17,938
Other	2,629	2,113
	$93,541	$89,854

Note 6 - Debt
Debt included the following:

(In thousands)	As of March 31, 2026	As of December 31, 2025
2025 Senior Unsecured Notes	$294,686	$294,686
10.500% Senior Secured Notes	628,400	628,400
11.250% Senior Secured Notes	539,944	539,944
2019 Senior Unsecured Notes	5,314	5,314
2025 USD Term Loans	40,056	40,056
2025 EUR Term Loans[1]	480,851	497,163
Adjusted for: issuance costs, premiums and discounts amortized to interest expense	(36,036)	(38,201)
Less short-term debt – net	(701,816)	(696,474)
Long-term debt – net	$1,251,399	$1,270,888
    1 The table above converted the 2025 EUR Term Loans to USD using currency exchange rates as of those dates.

The Company’s debt consists of various Term Loans, Senior Secured Notes, and Senior Unsecured Notes. During 2025, the Company refinanced its outstanding Term Loans by incurring new 2025 Term Loans, which were used to repay the 2019 Term Loans and extend maturities. The Company also completed a permitted exchange of a portion of the 2025 USD Term Loans for 11.250% Senior Secured Notes due 2030, issued 2025 Senior Unsecured Notes, and, in connection with financing for the proposed merger with Shutterstock, issued 10.500% Senior Secured Notes. In relation to these prior year refinancing activities, the Company expensed $3.2 million during the three months ended March 31, 2025 in third-party costs that did not qualify as debt issuance costs as “Other non-operating income (expense) – net” and $5.5 million of “Loss on extinguishment of debt” in the Condensed Consolidated Statements of Operations. No comparable costs or losses were recorded during the three months ended March 31, 2026.

The Company maintains a $150.0 million revolving credit facility maturing on May 4, 2028. The facility was undrawn as of March 31, 2026. Subsequent to March 31, 2026, United States Court of Appeals for the Second Circuit denied the Company’s petition for rehearing in connection with the Initial Warrant Litigation (as defined in “Note 11 - Legal Proceedings and Contingencies”). On April 22, 2026, the Company drew $120.0 million from this facility, with proceeds used in part to pay the Initial Warrant Litigation judgment and associated interest. See “Note 11 - Legal Proceedings and Contingencies.”

The Company was in compliance with all covenants as of March 31, 2026.
Note 7 - Equity-based Compensation
Equity Incentive Plans
Under the Getty Images Holdings, Inc. 2022 Equity Incentive Plan (“2022 Plan”), the Company grants restricted stock units, performance stock units and stock options. The Company granted 16,901,011 awards under the 2022 Plan during the three months ended March 31, 2026. Under the 2022 Plan, up to 51,104,577 shares of Class A common stock are reserved for issuance, of which 4,551,841 were available to be issued as of March 31, 2026.

Included in awards granted during the three months ended March 31, 2026 are 11.4 million restricted stock units granted on March 31, 2026 (the “March 2026 RSU Grant”). As of March 31, 2026, total unrecognized compensation cost related to the March 2026 RSU Grant was approximately $9.0 million, which is expected to be recognized over a weighted-average period of 2.6 years.

The Company maintains the Getty Images Holdings, Inc. Earn Out Plan; however, there were no awards granted or outstanding under the plan during the periods presented.
Stock Option Exchange
In March 2026, the Company completed a voluntary stock option exchange under which 19.3 million options were cancelled and 4.2 million replacement options were granted. The exchange was structured as a value-for-value exchange, and the replacement awards retained the vesting terms of the surrendered options.
The exchange did not result in incremental stock-based compensation expense and the Company continues to recognize the remaining unamortized compensation cost over the remaining requisite service periods.

Equity-based compensation expense is recorded in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations, net of estimated forfeitures. The Company recognized equity-based compensation - net of estimated forfeitures of $3.5 million and $5.0 million for the three months ended March 31, 2026 and March 31, 2025, respectively. The Company capitalized $0.1 million and $0.5 million of equity-based compensation expense incurred in connection with the development internal-use software during the three months ended March 31, 2026 and March 31, 2025, respectively.
Note 8 - Net Loss per Share Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, without consideration of potentially dilutive securities.

In periods where the Company recognizes a net loss, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since the effect of potentially dilutive securities is anti-dilutive.

In periods where the Company recognizes net income, diluted net income per share is computed by dividing the net income attributable to common stockholders by the weighted average common shares outstanding and all potential common shares, if they are dilutive. The potentially dilutive effect of options is computed using the treasury stock method. Securities that potentially have an anti-dilutive effect are excluded from the diluted earnings per share calculation.

The following table sets forth the computation of basic and diluted loss per share of Class A common stock (amounts in thousands, except share and per share amounts):

	Three Months Ended March 31,
(In thousands, except per share amounts)	2026	2025
Net loss	$(4,434)	$(102,572)
Less:
Net income attributable to non-controlling interest	(370)	—
Net loss attributable to Getty Images Holdings, Inc. - Basic	$(4,064)	$(102,572)

Weighted-average Class A common stock outstanding:
Basic	417,539,058	412,472,878
Effect of dilutive securities	—	—
Diluted	417,539,058	412,472,878
Net loss per share of Class A common stock attributable to Getty Images Holdings, Inc. common stockholders:
Basic	$(0.01)	$(0.25)
Diluted	$(0.01)	$(0.25)
As the Company had a net loss for the three months ended March 31, 2026 the diluted net loss per share does not include 30.2 million shares of Class A common stock in equity-based compensation awards as their effect would have been anti-dilutive.
Note 9 - Income Taxes
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
The Company recorded an income tax expense of $2.6 million and $64.6 million for three months ended March 31, 2026 and 2025, respectively. For 2026, the Company’s effective tax rate is expected to be a large negative percentage due to the Company’s pre-tax loss and income tax expense items that are not analogous to pre-tax loss, such as foreign withholding taxes, non-deductible interest expense, and change in valuation allowance. The effective tax rate may vary significantly throughout the year depending on the changes in the pre-tax income (loss).

Note 10- Segment Information

Certain financial information for the Company’s segment, including significant expenses and other segment expense items are listed below:

(In thousands)	Three Months Ended March 31,
	2026	2025
Revenue	$226,574	$224,077
Less:
Significant segment expense items[1]:
Cost of revenue (exclusive of depreciation and amortization)	66,168	60,209
Adjusted Selling, general & administrative expenses[2]	88,998	81,837
Marketing costs	9,818	11,906
Other segment items[3]	30,035	42,783
Segment income from operations	31,555	27,342

Interest expense	(54,174)	(32,675)
Other non-operating income (expense)[4]	20,780	(32,646)
Segment loss before income taxes	(1,839)	(37,979)
Income tax expense	(2,595)	(64,593)
Segment net loss	(4,434)	(102,572)
Reconciliation of segment loss	—	—
Consolidated net loss	(4,434)	(102,572)

1 The significant segment expense items are expense information that is regularly provided to the CODM.
2 Total Selling, general and administrative expenses, excluding Marketing costs and Equity compensation expenses.
3 Includes Depreciation, Amortization, Other operating expense (income) - net, Loss on litigation, Recovery of loss on litigation, and Equity compensation expenses.
4 Other segment non-operating income (expense) includes Foreign exchange gain (loss) – net, Loss on extinguishment of debt, and Other non-operating income (expense) – net

The Company does not have intra-entity sales or transfers. Asset information on a segment basis is not different than that presented in the Condensed Consolidated Balance Sheets.
Note 11 - Legal Proceedings and Contingencies

Warrant Litigation

The Company previously issued 20,700,000 public warrants, which were governed by Warrant Agreements, dated August 4, 2020 (the “Warrant Agreement”) and redeemed by the Company in October 2022. On October 27, 2023, the United States District Court for the Southern District of New York (the “Court”) issued a decision in the actions brought by Alta Partners, LLC (“Alta”) and the CRCM Institutional Master Fund (BVI), LTD (“CRCM” and together with Alta, the “Plaintiffs”) captioned: Alta Partners, LLC v. Getty Images Holdings, Inc., Case No. 1:22-cv-08916 (filed October 19, 2022), and CRCM Institutional Master Fund (BVI) LTD, et al. v. Getty Images Holdings, Inc., Case No. 1:23-cv-01074 (filed February 8, 2023) (together, the “Initial Warrant Litigation”) on cross-motions for summary judgment and entered judgment in favor of Plaintiffs on their breach of contract claims and, in accordance with Plaintiffs’ calculations, awarded damages in the amount of $36.9 million for Alta with respect to 2,066,371 public warrants that it owned as of the purported exercise date and $51.0 million for CRCM with respect to 3,010,764 public warrants that they owned as of the purported exercise date, plus, in each case, pre-judgment interest of 9% per annum. The Court entered judgment in favor of the Company on all other claims asserted by Plaintiffs including a similar breach of contract claim by Alta with respect to 11,593,149 public warrants that Alta had purchased in the open market after the date on which it had purported to exercise warrants and before the warrants were redeemed by the Company, and for which Alta sought the same per warrant money damages. The Company appealed the portion of the Court’s judgment in favor of Plaintiffs and Alta cross-appealed the portion of the Court’s judgment in favor of the Company with respect to the later-acquired public warrants.

In an Opinion issued on January 15, 2026, the United States Court of Appeals for the Second Circuit affirmed the Court’s opinion as to the Company's liability and the monetary judgment in all respects, with one judge dissenting. The Company filed a petition for rehearing of the decision by the Second Circuit on February 19, 2026. In an Order issued on April 16, 2026, the Second Circuit denied the Company’s petition for rehearing. The Company issued payment for the judgment and related interest to the Plaintiffs on April 23, 2026. See “Note 12 - Subsequent Events”.

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

The other twelve additional suits since the Initial Warrant Litigation have been filed in the New York State Supreme Court, New York County: CSS, LLC v. Getty Images Holdings, Inc., Index No. 653527/2024 (filed July 12, 2024); Walleye Manager Opportunities LLC et. al. v. Getty Images Holdings, Inc., Index No. 653528/2024 (filed July 12, 2024); Funicular Funds LP v. Getty Images Holdings, Inc., Index No. 653410/2024 (filed July 5, 2024); MPF Broadway Convexity Fund I, LP et. al. v. Getty Images Holdings, Inc., Index No. 653411/2024 (filed July 5, 2024), LMR Multi-Strategy Master Fund Limited et al. v. Getty Images Holdings, Inc., Index No. 654963/2024 (filed September 20, 2024); Jordan Flannery v. Getty Images Holdings, Inc., Index No. 654961/2024 (filed September 20, 2024); Bi-Directional Disequilibrium Fund, L.P. et al. v. Getty Images Holdings, Inc., Index No. 654960/2024 (filed September 20, 2024); Holland v. Getty Images Holdings, Inc., Index No. 655746/2024 (filed October 29, 2024); Hunsicker v. Getty Images Holdings, Inc., Index. No. 655911/2024 (filed November 7, 2024); Dasher, et al. v. Getty Images Holdings, Inc., Index No. 655913/2024 (filed November 7, 2024); Parker v. Getty Images Holdings, Inc., Index No. 659240/2024 (filed November 22, 2024); Highbridge Tactical Credit Master Fund L.P. et. al. v. Getty Images Holdings, Inc., Index No. 650402/2025 (filed January 21, 2025) (the “NY State Actions”). The NY State Actions generally allege breaches of the Warrant Agreement and seek an award of money damages, and the plaintiffs in these actions could seek, and the courts could award, monetary damages per warrant that are less than, equal to or greater than the per warrant monetary damages awarded in the Initial Warrant Litigation. The Company filed answers to each of the complaints in response to NY State Actions on April 11, 2025. During a status conference on May 8, 2025, the Court ordered the claimants to file an amended complaint, consolidating all of the claimants. The amended complaint was filed on June 6, 2025 and the Company answered on June 26, 2025. The parties completed discovery and the plaintiffs filed a note of issue and certification of readiness for trial on December 5, 2025. On December 19, 2025, plaintiffs filed a motion for summary judgment, and on December 23, 2025, the Company moved to vacate plaintiffs’ note of issue and certificate of readiness. Briefing on both matters is complete. The court will hear oral argument on the motion for summary judgment on June 9, 2026.

It is possible that additional purported former warrant holders of the Company could bring additional lawsuits against the Company, its directors or officers, alleging substantially similar claims, or new or different claims relating to the public warrants. The Company intends to defend itself vigorously in the Follow-on Warrant Litigation and any future actions and is unable to estimate any potential additional loss or range of loss that may result from the ultimate resolution of these matters, which could be material to the Company’s business, financial condition, results of operations and cash flows.

The Company has recorded a loss on litigation relating collectively to the Initial Warrant Litigation, Berner/Lapp Actions and NY State Actions based on the criteria under ASC 450 - Contingencies (“ASC 450”) and as of March 31, 2026 held a related litigation reserve of $208.4 million with a remaining insurance recovery receivable related thereto of approximately $33.7 million in the Condensed Consolidated Balance Sheet. Although the Company cannot be certain of the outcome of any litigation or the disposition of any claims, or the amount of damages and exposure, if any, that the Company could incur, the Company does not currently believe that a material loss arising from the final disposition of existing matters, other than those in respect of which the Company has made litigation reserves as described above, is probable. Due to the inherent uncertainties of litigation and regulatory proceedings, the Company cannot determine with certainty the ultimate outcome of any such litigation or proceedings. If the final resolution of any such litigation or proceedings is unfavorable, our financial condition, results of operations and cash flows could be materially affected. Further, in the ordinary course of business, the Company is also subject to periodic threats of lawsuits, investigations and claims. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

Stability AI Lawsuits

Getty Images (US), Inc. is a plaintiff in a lawsuit filed on August 14, 2025 in the United States District Court for the Northern District of California against Stability AI, Inc., Stability AI, Ltd. and Stability AI US Services Corp. The case arises out of Stability AI’s alleged unauthorized reproduction of approximately 12.0 million in images from Getty Images’ websites, along with the accompanying captions and associated metadata, and use of the copied content in connection with various iterations of Stability AI’s generative artificial intelligence model known as Stable Diffusion. Getty Images (US), Inc. has asserted claims for copyright infringement; falsification of copyright management information; trademark infringement; unfair competition; trademark dilution; and deceptive trade practices. Getty Images (US), Inc. seeks, among other things, monetary damages and injunctive relief. On October 14, 2025, the defendants moved to dismiss all of the claims other than the claim for copyright infringement. On April 23, 2026, the court granted the defendants’ motion to dismiss the claim for falsification of copyright management information without prejudice and denied the motion to dismiss with the respect to the other claims. The parties are engaged in fact discovery.

Arising out of similar alleged facts, Getty Images (US), Inc., Getty Images International U.C., Getty Images (UK) Limited, Getty Images Devco UK Limited and iStockphoto LP are Claimants in proceedings issued in the High Court of England & Wales against Stability AI Limited on January 16, 2023, which, together with the Particulars of Claim (the Claimants’ statement of case) were served on the defendant on May 12, 2023. The Claimants assert claims for copyright infringement, infringement of database rights, trademark infringement and passing off seeks, amongst other things, monetary damages, injunctive relief and legal costs.

The matter went to trial in the High Court in June 2025. During the trial, the Claimants made a strategic decision to drop the claims relating to primary copyright infringement linked to the training and output of Stability AI’s model and database rights infringement, which according to Stability AI, took place outside of the United Kingdom and was thus beyond the reach of UK copyright law, and focus on the claims related to trademark infringement, passing off and secondary infringement of copyright. On November 4, 2025, the Court issued a ruling finding in favor of the Claimants only on its claims for trademark infringement. While Getty Images was unsuccessful on the secondary infringement claim, the ruling delivered a key factual finding: that, wherever the training and development did take place, Getty Images' copyright-protected works were used to train Stable Diffusion. In December 2025, the High Court held a hearing, during which the Court granted Claimants an injunction, assessed an interim costs award to Stability AI for the matters on which Claimants did not prevail or dropped at trial, granted Getty Images’ request to appeal the decision on secondary infringement and denied Stability AI’s request to appeal the trademark decision. The Claimants have filed an appeal, which Stability AI has challenged. Stability AI has sought permission from the Court of Appeal to hear an appeal on the trademark decision. The parties await that decision.

The Court assessed an interim costs award to Stability AI for the matters on which Claimants did not prevail or dropped at trial of $5.8 million. This cost award was included in “Accrued expenses” in the Consolidated Balance Sheet as of December 31, 2025 and was paid during the three months ended March 31, 2026.

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

Note 12 - Subsequent Events
On April 16, 2026, the United States Court of Appeals for the Second Circuit denied the Company’s petition for rehearing in connection with the Initial Warrant Litigation. On April 23, 2026, the Company paid $110.9 million in judgment and associated interest related to this matter. This matter had been fully reserved for in prior periods. The Company drew $120.0 million from its revolving credit facility on April 22, 2026, the proceeds of which were used in part to pay the judgment.

As of March 31, 2026 the Company had $33.7 million of insurance recovery receivable related to the Initial and Follow-on Warrant Litigation, representing receivables from third‑party insurance carriers for these legal claims. Subsequent to March 31, 2026, $30.0 million has been received from insurance carriers and the remainder is available to the Company.

See “Note 6 - Debt” and “Note 11 - Legal Proceedings and Contingencies” for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated or the context otherwise requires, references in this section to the “Company,” “Getty Images,” “we,” “us,” “our” and other similar terms refer to Getty Images Holdings, Inc. and its subsidiaries.
The following discussion and analysis of the financial condition and results of operations of Getty Images should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The discussion should also be read together with the “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, and the “Item 1A. Risk Factors” section and historical audited annual consolidated financial statements of Getty Images Holdings, Inc. as of December 31, 2025 and 2024 and the respective notes thereto, included in our most recently filed Annual Report on Form 10-K (the “2025 Form 10-K”).
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
•    our need to seek additional capital and any related inability to obtain additional capital on commercially reasonable terms;
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
•the impact of worldwide and regional political, military or economic conditions, including declines in foreign currencies in relation to the value of the U.S. Dollar, hyperinflation, higher interest rates, trade wars and restrictions, tariffs, devaluation, military conflicts in Ukraine, South America and the Middle East, the impact of bank failures on the marketplace and the ability to access credit and significant political or civil disturbances in international markets where we conduct business;
•the risk that claims, judgments, lawsuits and other proceedings that have been, or may be, instituted against us or our predecessors, including pending lawsuits brought against us by former warrant holders, could adversely affect our business;
•the inability to regain compliance with the New York Stock Exchange continued listing standards;
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

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described under the heading “Item 1A. Risk Factors” in our 2025 Form 10-K and in our other filings with the SEC. The risks described under the heading “Item 1.A. Risk Factors” in our 2025 Form 10-K are not exhaustive. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

During the three months ended March 31, 2026 and 2025, Getty Images has expensed $3.2 million and $18.0 million, respectively, of legal, accounting, and direct costs related to this proposed Merger in “Other operating expenses – net” in the Condensed Consolidated Statements of Operations.

The Company expects to continue to incur transaction and integration-related costs in future periods. Additional information regarding the Merger Agreement is included in “Note 1 - Description of the Company and Basis of Presentation” to the Condensed Consolidated Financial Statements.
Business Overview
Getty Images is a preeminent global visual content creator and marketplace, providing a diverse collection of high-quality photos, illustrations, videos, and music licensing to businesses, media organizations, and individuals worldwide. The Company is one of the largest and most respected providers of stock imagery and multimedia content.
For over 31 years, Getty Images has embraced innovation, from analog to digital, from offline to e-commerce, from stills to video, from single image purchasing to subscriptions, from websites to application programming interfaces (“APIs”), from pre-shot content to AI generated content designed to be commercially safe. With quality content at the core of our offerings, we embrace innovation as a means to service our existing customers better and to reach new ones.
We offer comprehensive content solutions, including a la carte (“ALC”) and subscription access to our pre- shot content and coverage, generative AI-services, custom content and coverage solutions, digital asset management tools, data insights, research, and print offerings.
Through our content and coverage, Getty Images moves the world-whether the goal is commercial or philanthropic, revenue-generating or society-changing, market-disrupting or headline-driving. Through our staff, our exclusive contributors and partners, and our expertise, data, and research, Getty Images’ content grabs attention, sheds light, represents communities, and reminds us of our history.
Through Getty Images, iStock, and Unsplash, we offer a full range of content solutions to meet the needs of any customer-no matter their size-around the globe, with over 652 million visual assets available through its industry-leading sites. New content and coverage are added daily, with over 11 million new assets added each quarter and over 2.3 billion searches annually. The Company has almost 700,000 purchasing customers, with customers from almost every country in the world with websites in 23 languages bringing the world’s best content to media outlets, advertising agencies, and corporations of all sizes and, increasingly, serving individual creators and prosumers.
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
We distribute content and services offerings through three primary product lines:

Creative
Creative is comprised of RF photos, illustrations, vectors, videos, and generative AI-services that are released for commercial use and cover a wide variety of commercial, conceptual, and contemporary subjects, including lifestyle, business, science, health, wellness, beauty, sports, transportation and travel. This content is available for immediate use by a wide range of customers with depth, breadth, and quality, allowing our customers to produce impactful websites, digital media, social media, marketing campaigns, corporate collateral, textbooks, movies, television, and online video content relevant to their target geographies and audiences. We primarily source Creative content from a broad network of professional, semi-professional, and amateur creators, many exclusive to Getty Images. We have a global creative insights team dedicated to providing briefing and art direction to our exclusive contributor community. Creative represents 55.7% and 59.0% of our revenue, of which 60.6% and 59.2% is generated through our annual subscription products for the three months ended March 31, 2026, and 2025, respectively. Annual Subscription products include products and subscriptions with a duration of 12 months or longer, Unsplash API, and Custom Content.
Editorial

Editorial is comprised of photos and videos covering the world of entertainment, sports, and news. We combine contemporary coverage of events around the globe with one of the largest privately held archives globally with access to images from the beginning of photography. We invest in a dedicated editorial team that includes over 115 staff photographers and videographers to generate our own coverage in addition to coverage from our network of content partners. Editorial represents 40.5% and 36.9% of our revenue, of which 56.0% and 57.7% is generated through our annual subscription products for the three months ended March 31, 2026, and 2025, respectively. Annual Subscription products include subscriptions with a duration of 12 months or longer.
Other
Other represents 3.8% and 4.1% of our revenue for the three months ended March 31, 2026 and 2025, respectively. This includes data access and/or licensing, music licensing, digital asset management, distribution services and print sales.
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
For content contributors:
•Access to a marketplace that reaches almost every country in the world, across all customer categories and sizes and generated annual royalties of over $220 million for the trailing twelve months ending March 31, 2026.
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
Components of Operating Results
Revenue

We generate revenue by licensing content to customers through multiple license models and purchase options, as well as by providing related services to our customers. The key image licensing model in the pre-shot market is RF. Content licensed on an RF basis is subject to a standard set of terms, allowing the customer to use the image for an unlimited duration and without limitation on the use or application. Within our video offering, we also offer a licensing model known as Rights-Ready. The Rights-Ready model offers a limited selection of broader usage categories, thus simplifying the purchase process. Additionally, we have Generative AI by Getty Images and Generative AI by iStock, which are our generative AI text to image and image to image tools that were trained on Getty Images’ world‑class creative content and designed for commercial use. Customers that download visuals through the tool will receive the standard RF license.

In addition to licensing imagery and video, we generate revenue from data access and/or licensing, custom content solutions, photo and video assignments, music content in some of our subscriptions, print sales and licensing our digital asset management systems to help customers manage their owned and licensed digital content.

A significant portion of the business has transitioned to an annual subscription model with strong retention characteristics. Annual subscriptions now comprise approximately 57% of total revenue for the three months ended March 31, 2026, and we continue to focus on growing subscription revenue.

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

Our future financial condition and results of operation will also be dependent upon various factors that generally affect the digital content industry, including the general trends affecting the media, marketing and advertising customer bases that we target, protection of intellectual property, and new and expanding technology such as generative AI technologies. In addition, our financial condition and results of operation will continue to be affected by factors that affect internet commerce companies and by general deterioration in macroeconomic factors that could continue to increase the risks of lower consumer spending, other business interruptions, the global and economic uncertainty caused by, among other things, the military conflicts in Ukraine, South America and in the Middle East, tariffs or trade restrictions imposed by the U.S. and other countries, changes in political climate, and high interest rates, currency fluctuations, high inflation and labor shortages.

Impact of Currency Fluctuations
Assets and liabilities for subsidiaries with functional currencies other than the U.S. Dollar are recorded in foreign currencies and translated at the exchange rate on the Balance Sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to “Other comprehensive income (loss)”, as a separate component of stockholder’s equity. The Company recognized net foreign currency translation adjustment losses of $13.1 million during the three months ended March 31, 2026 and net foreign currency translation adjustment gains of $20.4 million during the three months ended March 31, 2025.
Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in “Foreign exchange gain (loss) – net” in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2026, the Company recognized net unrealized foreign currency transaction gains of $14.8 million. For the three months ended March 31, 2025, the Company recognized net unrealized foreign currency transaction losses of $25.1 million.

Results of Operations
The following table sets forth our operating results for the periods indicated.

	Three Months Ended March 31,		increase (decrease)
(In thousands, except percentages)	2026	2025	$ change	% change
Revenue	$226,574	$224,077	$2,497	1.1%
Cost of revenue (exclusive of depreciation and amortization)	66,168	60,209	5,959	9.9%
Selling, general and administrative expenses	102,187	98,268	3,919	4.0%
Depreciation	16,073	14,947	1,126	7.5%
Amortization	586	566	20	3.5%
Loss on litigation	5,123	4,343	780	18.0%
Other operating expenses – net	4,882	18,402	(13,520)	(73.5)%
Total operating expenses	195,019	196,735	(1,716)	(0.9)%
Income from operations	31,555	27,342	4,213	15.4%
Interest expense	(54,174)	(32,675)	(21,499)	65.8%
Foreign exchange gain (loss) – net	14,773	(25,078)	39,851	(158.9)%
Loss on extinguishment of debt	—	(5,474)	5,474	NM
Other non-operating income (expense) – net	6,007	(2,094)	8,101	(386.9)%
Total other expense – net	(33,394)	(65,321)	31,927	(48.9)%
Loss before income taxes	(1,839)	(37,979)	36,140	(95.2)%
Income tax expense	(2,595)	(64,593)	61,998	(96.0)%
Net loss	$(4,434)	$(102,572)	$98,138	(95.7)%
________________________
NM - Not meaningful
Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue by product

(In thousands, except percentages)	Three Months Ended March 31,				increase / (decrease)
	2026	% of revenue	2025	% of revenue	$ change	% change	CN % change
Creative	126,249	55.7%	132,175	59.0%	(5,926)	(4.5)%	(8.0)%
Editorial	91,690	40.5%	82,617	36.9%	9,073	11.0%	7.1%
Other	8,635	3.8%	9,285	4.1%	(650)	(7.0)%	(8.4)%
Total revenue	$226,574	100.0%	$224,077	100.0%	$2,497	1.1%	(2.5)%

    For the three months ended March 31, 2026, reported revenue was $226.6 million as compared to $224.1 million for the three months ended March 31, 2025. On a reported basis, revenue increased by 1.1% (decreased 2.5% CN) for the three months ended March 31, 2026. Foreign exchange movements positively impacted reported revenue growth for the year ended March 31, 2026 by 360 basis points, largely driven by the weakening dollar relative to the EUR and British pound.

Creative revenue decreased on a reported basis 4.5% (8.0% CN) to $126.2 million for the three months ended March 31, 2026, compared to $132.2 million for the three months ended March 31, 2025. The decrease of $5.9 million for the three months ended March 31, 2026 was driven by lower revenue from our iStock e-commerce platform (decreased $4.7 million), Premium Access subscriptions (decreased $3.7 million), Premium RF ALC and Ultra Pack offerings (decreased $1.8 million), and our Getty Images video products (decreased $1.6 million). These declines were partially offset by increased revenue from Custom Content (increased $5.9 million). We saw double-digit declines from our Agency customers during the quarter, which are accounted for largely within Creative on an ALC basis. In addition, the revenue allocated from our committed solutions was affected by changes in subscriber download behavior, which influenced the allocation of revenue between Creative and Editorial content. During the current‑year quarter, the Milano Cortina 2026 Olympic Games drove higher demand for Editorial content relative to Creative, resulting in an allocation of revenue that favored Editorial. Finally, iStock e‑commerce revenue continued to be impacted by the discontinuation of the free trial customer acquisition program in June 2025, as well as lower traffic levels compared to the prior year period due to the exit of a long-standing affiliate partnership, reductions in underperforming affiliate spend and internal changes that temporarily impacted search engine rankings.

Editorial revenue increased on a reported basis by $9.1 million, or 11.0% (7.1% CN), to $91.7 million. The increase was driven by Editorial subscriptions (increased $3.7 million), assignments (increased $1.8 million) and Editorial ALC (increased $3.6 million). Overall, these product increases were driven by growth in Sport, Archive and Entertainment. Revenue from our committed solutions was affected by changes in subscriber download behavior, which influenced the revenue allocation between Creative and Editorial. During the current‑year quarter, the Milano Cortina 2026 Olympic Games drove higher demand for Editorial content relative to Creative. By contrast, in the prior‑year quarter, the Los Angeles wildfires led to event cancellations and reduced production activity, resulting in a revenue allocation that favored Creative content relative to Editorial.
Other revenue decreased on a reported basis by $0.7 million, or 7.0% (8.4% CN), to $8.6 million for the three months ended March 31, 2026, compared to $9.3 million for the three months ended March 31, 2025. The decrease was primarily driven by recognition timing related to data access and/or licensing agreements.
Revenue Recognition
The timing of our revenue recognition can be influenced by several factors, including the nature of the contract with the customer, and the Company’s estimates regarding unused content and customer download patterns and whether we have met our obligation to our customer. These factors can lead to variability in the timing and amount of revenue recognized in a given period.
Cost of revenue (exclusive of depreciation and amortization)
Cost of revenue for the three months ended March 31, 2026 was $66.2 million (29.2% of revenue) compared to $60.2 million (26.9% of revenue) in the same prior year period. The change in cost of revenue as a percentage of revenue compared to the prior year was due primarily to the timing of costs associated with previously recognized revenue as well as mix by product. Generally, cost of revenue rates vary modestly period over period based on changes in revenue mix by product, as royalty rates vary depending on the license model and use of content.
Selling, general, and administrative expense
Reported SG&A expense increased by $3.9 million or 4.0% (0.7% CN) for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. SG&A fluctuations from the prior period include the following:
•increase of $3.2 million related to staff costs for the three months ended March 31, 2026. The increase was primarily driven by increases in salaries, benefits, severance, and temporary labor, which were partially offset by a decline in equity‑based compensation.
•increase of $1.0 million related to computer expense for the three months ended March 31, 2026, primarily due to a temporary increase in consumption associated with the delivery of assets under a significant multi-year licensing agreement.
•increase of $0.9 million related to travel for the three months ended March 31, 2026, primarily related to costs associated with our coverage of the Milano Cortina 2026 Winter Olympics.
•increase of $0.5 million in professional fees and $0.5 million in bad debt expense for the three months ended March 31, 2026.
•decrease in marketing spend of $2.1 million (decrease of 17.5%) for the three months ended March 31, 2026. For the three months ended March 31, 2026, marketing spend as a percentage of sales decreased to 4.3% from the three months ended March 31, 2025 ratio of 5.3%. This decrease was driven primarily by decreased investment in affiliate marketing due to the exit of a long-standing affiliate partnership and reductions in underperforming affiliate spend.

Depreciation expense

Depreciation expense was $16.1 million for the three months ended March 31, 2026, an increase of $1.1 million or 7.5% compared to $14.9 million for the three months ended March 31, 2025. The increase is due to capital investments made that are primarily related to internal software development as we continue to innovate and invest in the design, user experience and performance of our websites.

Amortization expense
For the three months ended March 31, 2026, amortization expense was $0.6 million, which was in line with the prior period.
Loss on litigation
For the three months ended March 31, 2026, the Company recognized loss on litigation of $5.1 million compared to $4.3 million for the three months ended March 31, 2025. The loss on litigation consists of an estimate for damages, the interest on the estimated damages, legal fees, and amortization of fees related to appeal bond. The Company may continue to see these expenses as we navigate through the appeal of the judgment in the Berner/Lapp Actions and NY State Actions. See “Note 11 - Legal Proceedings and Contingencies” for additional discussion.
Other operating expenses – net

Other operating expenses - net was $4.9 million for the three months ended March 31, 2026, compared to $18.4 million in the three months ended March 31, 2025. The decrease is primarily driven by fewer costs incurred in connection with our proposed Merger with Shutterstock. We expect these costs to continue as we proceed through the regulatory process. Other operating expenses will continue to fluctuate from period to period as this line item is heavily influenced by non-recurring events such as mergers and acquisitions, claims, settlements, and gains/losses on asset disposals.
Interest expense

    We recognized interest expense of $54.2 million and $32.7 million, respectively, for each of the three month periods ended March 31, 2026 and March 31, 2025. Our interest expense primarily consists of interest charges on our debt and revolving credit facility which remained undrawn as of March 31, 2026 (subsequently drawn in April 2026), as well as the amortization of original issue discount, debt issuance costs and amortization of deferred debt financing fees. The increase relative to the prior year is largely driven by a higher level of outstanding debt combined with an increase in our effective interest rate. See “Note 6 - Debt” for additional discussions on our debt.
Foreign exchange gain (loss) – net
We recognized foreign exchange gains, net of $14.8 million for the three months ended March 31, 2026, compared to net losses of $25.1 million for the three months ended March 31, 2025. These changes are primarily driven by fluctuations in the EUR related to our 2019 EUR Term Loans and 2025 EUR Term Loans, which resulted in a foreign currency gains of $9.5 million for the three months ended March 31, 2026 and a foreign currency losses of $18.3 million for the three months ended March 31, 2025, respectively.
We expect continued volatility in foreign exchange gains and losses each period based on fluctuations in exchange rates impacting our foreign currency exposures.
Loss on extinguishment of debt
We recognized loss on extinguishment of debt of $5.5 million for the three months ended March 31, 2025 from the extinguishment of our 2019 Term Loans. No such loss was recognized for the three months ended March 31, 2026. See “Note 6 - Debt” for additional discussion on the refinancing of our 2019 Term Loans.
Other non-operating income (expense) – net
We recognized other non-operating income, net of $6.0 million for the three months ended March 31, 2026 compared to other non-operating expense, net of $2.1 million for the three months March 31, 2025. The change of $8.1 million was primarily due to increased interest income from the escrow account, where the gross proceeds from the offering of the 10.500% Senior Secured Notes are held. There were also costs related to the debt refinancing that were included in the three months ended March 31, 2025 with no related costs in the three months ended March 31, 2026.
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

The Company recorded an income tax expense of $2.6 million and $64.6 million for the three months ended March 31, 2026 and March 31, 2025, respectively. For 2026, the Company’s effective tax rate is expected to be a large negative percentage due to the Company’s pre-tax loss and income tax expense items that are not analogous to pre-tax loss, such as foreign withholding taxes, non-deductible interest expense, and change in valuation allowance. The effective tax rate may vary significantly throughout the year depending on the changes in the pre-tax income (loss).

Liquidity and Capital Resources

Our sources of liquidity are our existing cash and cash equivalents, cash provided by operations and amounts available under our revolving credit facility. As of March 31, 2026 and December 31, 2025, we had cash and cash equivalents of $96.6 million and $90.2 million, respectively, and the remaining availability under our revolving credit facility, which expires May 4, 2028.

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
We may also be subject to losses as a result of legal proceedings that may be in excess of amounts of insurance coverage available. In particular, we have insurance coverage of $60.0 million for losses in respect of the Initial Warrant Litigation, the Follow-on Warrant Litigation (each as defined in “Note 11 - Legal Proceedings and Contingencies”) and any additional litigation that is filed based on related facts or circumstances, including legal fees and expenses. As of March 31, 2026, we had a remaining insurance recovery receivable related thereto of approximately $33.7 million, with related litigation reserves of $208.4 million.
In the Initial Warrant Litigation, an Opinion was issued on January 15, 2026, by the United States Court of Appeals where the Second Circuit affirmed the Court’s opinion and judgment in all respects, with one judge dissenting. On February 19, 2026, the Company filed a petition for a rehearing by the Second Circuit. On April 16, 2026, the United States Court of Appeals for the Second Circuit denied the Company’s petition for rehearing in connection with the Initial Warrant litigation. On April 23, 2026, the Company paid $110.9 million in judgment and associated interest related to this matter. This matter had been fully reserved for in prior periods. The Company drew $120.0 million from its revolving credit facility on April 22, 2026, proceeds of which were used in part to pay this judgment. As of March 31, 2026 the Company had $33.7 million of insurance recovery receivable related to the Warrant Litigation, representing receivables from third‑party insurance carriers for these legal claims. Subsequent to March 31, 2026, $30.0 million has been received from insurance carriers and the remainder remains available to the Company. See “Note 12 - Subsequent Events”.
The Company has posted an appeal bond in respect of the Berner/Lapp Actions and no portion of the judgments entered have been paid. We expect to fund any payments required for the resolution of pending legal proceedings with our sources of liquidity. See “Note 11 - Legal Proceedings and Contingencies” herein for additional discussions of the Initial Warrant Litigation and the Follow-On Warrant Litigation.
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

CRA were to be successful in the appeal process, the Company estimates the maximum potential outcome could be up to $28.6 million.
Our cash flows are as follows:

	Three Months Ended March 31,		increase (decrease)
(In thousands)	2026	2025	$ change	% change
Net cash provided by operating activities	$40,032	$15,384	$24,648	160.2%
Net cash used in investing activities	$(16,063)	$(15,706)	$(357)	(2.3)%
Net cash used in financing activities	$(7,408)	$(12,547)	$5,139	41.0%
Effects of exchange rate fluctuations	$(4,578)	$6,238	$(10,816)	(173.4)%

Operating Activities

    Cash provided by operating activities is primarily comprised of net income (loss), as adjusted for non-cash items, and changes in operating assets and liabilities. Non-cash adjustments consist primarily of depreciation and amortization, unrealized gains and losses on our foreign denominated debt, equity-based compensation and deferred income taxes.

    For the three months ended March 31, 2026 cash provided by operating activities was $40.0 million, as compared to cash provided by operating activities of $15.4 million for the three months ended March 31, 2025. The increase in cash provided by operating activities was primarily driven by a decrease in interest payments of $11.9 million. In addition, cash provided by operating activities was impacted positively by a decrease in merger-related costs paid from the prior quarter of $5.9 million which were comprised mainly of professional services fees, including legal, advisory, accounting and tax fees. Lastly, other contributing factors included an increase in interest income of $5.1 million and changes in working capital, including increased cash flows from the change in timing of collections of accounts receivable, increases in deferred revenue driven by strong subscription renewals and related timing, partially offset by the payments of accrued expenses.

Investing Activities
The changes in cash flows from investing activities relate to purchases of property and equipment and internal software development as part of our ongoing efforts to innovate in the design, user experience, and performance of our websites. For the three months ended March 31, 2026 and 2025, cash used in investing activities was $16.1 million and $15.7 million, respectively.
Financing Activities
For the three months ended March 31, 2026, cash used in financing was $7.4 million, compared to $12.5 million for three months ended March 31, 2025. Financing activities for the three months ended March 31, 2026 primarily included principal payments on our EUR Term Loans and payment of debt issuance costs.

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

	Last Twelve Months Ended March 31,
	2026	2025	Increase / (Decrease)
LTM total purchasing customers (thousands)	675	708	(4.7)%
LTM total active annual subscribers (thousands)	258	318	(18.9)%
LTM paid download volume (millions)[1]	92	93	(0.7)%
LTM annual subscriber revenue retention rate	90.0%	92.7%	-270 bps
Image collection (millions)	616	582	5.8%
Video collection (millions)	37	34	11.3%
LTM video attachment rate	15.4%	16.7%	-130 bps
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

Total purchasing customers decreased to 675 thousand for the LTM ended March 31, 2026, compared to 708 thousand for the LTM ended March 31, 2025. This decrease can be largely attributed to a decline in iStock subscriptions with smaller download volumes, where there has been some continued impact from the discontinuation of the free-trial new customer acquisition program in June, 2025. Importantly, more broadly across subscriptions, the ongoing shift into more committed solutions continues to have a positive impact on annual revenue per purchasing customer, which grew by 9.7% to $1,457 for the last twelve months ended March 31, 2026 from $1,329 for the last twelve months ended March 31, 2025.

Total active annual subscribers

Total active annual subscribers is the count of customers who were on an annual subscription product during the LTM reporting period. This metric provides management and investors with visibility into the rate at which we are growing our annual subscriber base and is highly correlated to the percentage of our revenue that comes from annual subscription products.

Total active annual subscribers decreased to 258 thousand for the LTM ended March 31, 2026 compared to 318 thousand for the LTM ended March 31, 2025. Annual subscriber decline was driven by iStock subscriptions, where there has been some continued impact from the discontinuation of the free-trial new customer acquisition program in June 2025 with declines partially offset by increases in Unsplash+ subscribers.

Paid download volume

Paid download volume is a count of the number of paid downloads by our customers in the reported period. This metric informs both management and investors about the volumes at which customers are engaging with our content over time. Paid download volume decreased slightly to 92 million downloads for LTM ended March 31, 2026, as compared to 93 million for the LTM ended March 31, 2025.
Annual subscriber revenue retention rate

The annual subscriber revenue retention rate calculates retention of total revenue for customers on annual subscription products, comparing the customer’s total booked revenue (inclusive of spend for annual subscription and non-annual subscription products) in the LTM period to the prior twelve month period. For example, LTM annual subscriber booked revenue (the amount of revenue invoiced to customers) for the period ended March 31, 2026 was 90.0% of revenue from these customers in the period ended March 31, 2025. The revenue retention rate informs management and investors on the degree to which we are maintaining or growing revenue from our annual subscriber base. As we continue to focus on growing subscriptions as percentage of total revenue, revenue retention for these customers is a key driver of the predictability of our financial model with respect to revenue.

The annual subscriber revenue retention rate decreased for the LTM ended March 31, 2026, as compared to the LTM ended March 31, 2025. The decline in revenue retention was primarily attributable to the absence of certain high-impact media events and certain one-time spend, that occurred in the prior year that did not recur during the current year period. As these events are on a multi-year cycle, their absence in the current period led to a year-over-year decline in revenue retention.

Image and Video collection

Image and Video collection is a count of the total images and videos in our content library as of the reporting date. Management and investors can view growth in the size, both depth and breadth, of the content library as an indication of our ability to continue to expand our content offering with premium, high quality, contemporary content to meet the evolving needs of our customers. Image and video collections increased during the LTM ended March 31, 2026 as compared to the LTM ended March 31, 2025. Our image collection grew 5.8% to 616 million images as of March 31, 2026 compared to 582 million as of March 31, 2025. Our video collection grew 11.3% to 37 million videos over the same period.

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

The video attachment rate decreased to 15.4% in the LTM ended March 31, 2026 from 16.7% in the LTM ended March 31, 2025. The decline from the prior year LTM period is driven by lower volumes of video downloaders on our iStock platform.

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

(in thousands)	Three Months Ended March 31,
	2026	2025
Net loss	$(4,434)	$(102,572)
Add/(less) non-GAAP adjustments:
Depreciation and amortization	16,659	15,513
Other operating expense – net	4,882	18,402
Loss on litigation	5,123	4,343
Interest expense	54,174	32,675
Foreign exchange and other non-operating (income) expense [1]	(20,780)	27,172
Loss on extinguishment of debt	—	5,474
Income tax expense	2,595	64,593
Equity-based compensation expense, net of capitalization	3,371	4,525
Adjusted EBITDA	61,590	70,125
Capex	16,063	15,706
Adjusted EBITDA less capex	45,527	54,419
Net loss margin	(2.0)%	(45.8)%
Adjusted EBITDA margin	27.2%	31.3%
_____________________
(1) Foreign exchange gains (losses) and other insignificant non-operating related expenses (income).
Reconciliation of Adjusted Net Loss and Adjusted Loss Per Share
Adjusted Net Loss and Adjusted Loss Per Share are non-GAAP financial measures that we use to provide a more meaningful comparison of our core operating results from period to period. These measures exclude the impact of certain items that we believe are not indicative of our core operating performance. These adjustments include, but are not limited to, foreign exchange gains (losses), net and other non-recurring items. The following table reconciles Net Loss and Loss

Per Share, the most directly comparable GAAP measures, to Adjusted Net Loss and Adjusted Loss Per Share for the periods presented (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Net loss	$(4,434)	$(102,572)
Add/(less) non-GAAP adjustments:
Equity-based compensation expense	3,371	4,525
Tax effect of equity-based compensation expense[1]	(873)	(1,153)
Loss on litigation	5,123	4,343
Tax effect of loss on litigation, net of recovery[1]	(1,365)	(1,130)
Foreign exchange	(14,773)	25,078
Tax effect on foreign exchange (loss) gain – net[1]	3,900	(7,120)
Acquisition related costs	3,223	18,043
Tax effect of acquisition related costs[1]	(693)	(4,694)
Loss on debt extinguishment and expensed financing costs	—	8,651
Tax effect of loss on debt extinguishment and expensed financing costs[1]	—	(2,250)
Adjusted net loss	$(6,521)	$(58,279)

Earnings per share:
Diluted earnings per share	$(0.01)	$(0.25)
Adjusted diluted earnings per share	$(0.02)	$(0.14)

Weighted average diluted shares	417,539,058	412,472,878
1 Statutory tax rates used to calculate the tax effect of the adjustments.

Critical Accounting Policies

A description of our critical accounting policies that involve significant management judgment appears in our 2025 Form 10-K, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical accounting policies and estimates.” Our accounting policies are also described in “Note 2 - Summary of Significant Accounting Policies”, to our Consolidated Financial Statements in our 2025 Form 10-K and in “Note 2 - Summary of Significant Accounting Policies”, to our interim condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the period ended March 31, 2026. We believe our most critical accounting policies include revenue recognition, accrued litigation reserves, and accounting for income taxes.

Item 3.    Quantitative and qualitative disclosures about market risk
There have been no material changes in our market risk exposures for the quarters ended March 31, 2026 and March 31, 2025, other than those discussed in our 2025 Form 10-K.
Item 4.    Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026 our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2026.
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
For further information regarding our legal proceedings and claims, see “Note 11 - Legal Proceedings and Contingencies”, included in Part I, Item 1, condensed consolidated financial statements, of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
There has been a material change to the risk factors previously disclosed in Part I, Item 1A of our 2025 Form 10-K as set forth below.

We received a written notice from the NYSE that we are not in compliance with continued listing standards, and if we fail to regain compliance, our Class A common stock would be delisted.

On March 17, 2026, the Company received written notice from the NYSE that the Company was not in compliance with the NYSE’s continued listing standard set forth in Section 802.01C of the NYSE Listed Company Manual because the average closing price of the Company’s Class A common stock was less than $1.00 over a consecutive 30 trading-day period. The Company has notified the NYSE of its receipt of the notice and its intent to cure the deficiency and to return to compliance with the NYSE continued listing standard. The Company can regain compliance at any time within the six-month cure period if on the last trading day of any calendar month during the cure period the Company has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the preceding 30 trading-day period. There can be no assurance that we will be able to regain compliance with the NYSE continued listing standards within any applicable cure periods or at all.

If the NYSE were to delist our Class A common stock, or if market participants believe delisting is likely, the trading price and liquidity of our Class A common stock could decline materially. A delisting could also reduce the number of investors willing or able to hold our Class A common stock, including because certain institutional investors and financial intermediaries may have policies or restrictions that limit investments in securities that are not listed on a national securities exchange. In addition, delisting could adversely affect our ability to raise additional capital and could increase our cost of capital. If our Class A common stock were delisted, it could be traded in the over-the-counter market, which may be more volatile, less liquid, and subject to wider bid-ask spreads than a national securities exchange. Delisting could also increase the costs and demands of compliance and investor relations activities and could divest management attention from operating our business.

Efforts to regain compliance with NSYE continued listing standards could require us to take actions that may be costly, may be dilutive to stockholders, or may be unsuccessful. Such actions could include, among other things, equity financings, changes to our capital structure or other strategic measures. Any of these actions, or the perception that such actions may be necessary, could increase volatility in the trading price of our Class A common stock.

Item 5. Other Information

Insider Trading Arrangements and Policies

Other than described below, during the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Section 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K. The adopted trading arrangements described below were entered into during an open insider trading window and were in compliance with our insider trading policies and procedures, and the terminated trading agreements described below for officers who hold options were as a result of the applicable officer's participation in the Company's voluntary stock option exchange that was completed in March 2026. Actual sale transactions will be disclosed publicly in filings with the SEC in accordance with applicable securities laws, rules, and regulations.

Trading Arrangements
Name and Title	Action	Date Adopted/Terminated	Rule 10b5-1	Total Shares to be Sold	Expiration Date[1]
Mikael Cho, Senior Vice President, CEO-Unsplash	Adopted	3/31/2026[4]	X4	[4]	[4]
Mikael Cho, Senior Vice President, CEO-Unsplash	Adopted	3/30/2026[2]	X	[2]	03/31/2027
Mikael Cho, Senior Vice President, CEO-Unsplash	Terminated	3/28/2026	X	[3]	11/03/2026
Grant Farhall, Senior Vice President, Chief Product Officer	Adopted	3/31/2026[4]	X4	[4]	[4]
Gene Foca, Senior Vice President, Chief Marketing and Revenue Officer	Adopted	3/31/2026[4]	X4	[4]	[4]
Gene Foca, Senior Vice President, Chief Marketing and Revenue Officer	Terminated	3/30/2026	X	2,048,492[5]	05/29/2026
Nate Gandert, Senior Vice President, Chief Technology Officer	Adopted	3/31/2026[4]	X4	[4]	[4]
Chris Hoel, Vice President, Chief Accounting Officer	Adopted	3/31/2026[4]	X4	[4]	[4]
Kjelti Kellough, Senior Vice President, General Counsel and Corporate Secretary	Adopted	3/31/2026[4]	X4	[4]	[4]
Jennifer Leyden, Senior Vice President, Chief Financial Officer	Adopted	3/31/2026[4]	X4	[4]	[4]
Jennifer Leyden, Senior Vice President, Chief Financial Officer	Adopted	3/18/2026[6]	X	25,000	12/18/2026
Ken Mainardis, Senior Vice President, Editorial	Adopted	3/31/2026[4]	X4	[4]	[4]
Ken Mainardis, Senior Vice President, Editorial	Adopted	3/31/2026[7]	X	544,234[7]	12/18/2026
Ken Mainardis, Senior Vice President, Editorial	Terminated	3/30/2026	X	1,471,060[8]	05/29/2026
Peter Orlowsky, Senior Vice President, Strategic Development	Adopted	3/31/2026[4]	X4	[4]	[4]
Peter Orlowsky, Senior Vice President, Strategic Development	Terminated	3/30/2026	X	385,579[9]	08/31/2026
Michael Teaster, Senior Vice President, Chief of Staff	Adopted	3/31/2026[4]	X4	[4]	[4]
Michael Teaster, Senior Vice President, Chief of Staff	Adopted	3/30/2026[10]	X	309,274[10]	2/26/2027
Michael Teaster, Senior Vice President, Chief of Staff	Terminated	3/18/2026	X	971,000[11]	2/20/2026
Daine Weston, Senior Vice President, Ecommerce	Adopted	3/31/2026[4]	X4	[4]	[4]

1 Each plan terminates on the earlier of: (i) the expiration date listed in the table above, (ii) the first date on which all trades set forth in the plan have been executed, or (iii) such date the plan is otherwise terminated according to its terms.
2 Mr. Cho’s and his spouse's joint 10b5-1 plan provides for the sale of up to 57,159 shares of Class A common stock and 31,288 shares of Class A common stock, respectively, plus the sale of net shares of Class A common stock that Mr. Cho and his wife will receive from the vesting and settlement of up to 13,300 performance restricted stock units (“PSUs”), granted prior to the adoption of his current Rule 10b5-1 plan, plus the sale of net shares of Class A common stock that Mr. Cho and his spouse will receive from the vesting and settlement of 7,075 restricted stock units (“RSUs”) and 28,084 RSUs, respectively, until the plan’s end date on March 26, 2026. Mr. Cho’s and his spouse's 10b5-1 plan was adopted on the date set forth in the table and has an effective date of June 29, 2026.
3 Mr. Cho’s and his spouse's joint 10b5-1 plan provided for the sale of up to 53,893 shares of Class A common stock and 67,898 shares of Class A common stock, respectively, plus the sale of net shares of Class A common stock that Mr. Cho and his wife would have received from the vesting and settlement of up to 41,667 PSUs and 20,834 PSUs, respectively, plus the sale of net shares of Class A common stock that Mr. Cho and his spouse would have received from the vesting and settlement of 41,248 RSUs and 20,624 RSUs, respectively. Mr.  Cho’s and his spouse's 10b5-1 plan was adopted on June 13, 2025, with an effective date of September 12, 2025.
4 Each officer received an award of PSUs and/or RSUs subject to mandatory Rule 10b5-1 trading arrangement for “sell-to-cover” transactions (the “sell-to-cover 10b5-1 arrangement”). Each PSU and/or RSU provides for the non-discretionary, automatic sale of shares of Class A Common stock that would otherwise be issuable on each settlement date of a covered PSU and/or RSU in an amount sufficient to satisfy the applicable tax withholding obligation. The number of shares of Class A common stock that will be sold to satisfy applicable tax withholding obligations upon vesting will vary depending on whether vesting conditions are satisfied and the market price of our Class A common stock at the time of settlement. The expiration date of each sell-to-cover 10b5-1 arrangement is the final settlement of any covered PSUs and/or RSUs.
5 Mr. Foca’s 10b5-1 plan provided for the sale of up to 379,922 shares of Class A common stock, plus the sale of net shares of Class A common stock upon exercise of up to 1,668,570 options. The plan was adopted on August 18, 2025, with an effective date of November 17, 2025.
6 Ms. Leyden’s 10b5-1 plan was adopted on the date set forth in the table and has an effective date of June 17, 2026.
7 Mr. Mainardis’ 10b5-1 plan provides for the sale of up to 205,088 shares of Class A common stock, plus the sale of net shares of Class A common upon exercise of up to 339,146 outstanding options. The plan was adopted on the date set forth in the table and has an effective date of June 30, 2026.
8 Mr. Mainardis’ 10b5-1 plan provided for the sale of up to 172,629 shares of Class A common stock, plus the sale of net shares of Class A common stock upon exercise of up to 1,298,431 options. The plan was adopted on August 25, 2025, with an effective date of December 16, 2025.
9 Mr. Orlowsky’s 10b5-1 plan provided for the sale of up to 100,000 shares of Class A common stock, plus the sale of net shares of Class A common stock upon exercise of up to 285,579 options. The plan was adopted on August 19, 2025, with an effective date of November 18, 2025.
10 Mr. Teaster’s 10b5-1 plan provides for the sale of up to 150,000 shares of Class A common stock, plus the sale of net shares of Class A common upon exercise of up to 159,274 outstanding options. The plan was adopted on the date set forth in the table and has an effective date of June 29, 2026.
11 Mr. Teaster’s 10b5-1 plan provided for the sale of up to 169,000 shares of Class A common stock, plus the sale of net shares of Class A common upon exercise of up to 802,000 outstanding options. The plan was adopted on May 20, 2025, with an effective date of August 19, 2025.

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

_________________________________
* Filed herewith.
** Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on May 11, 2026.

GETTY IMAGES HOLDINGS, INC.

By:	/s/ Craig Peters
Name:	Craig Peters
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jennifer Leyden
Name:	Jennifer Leyden
Title:	Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Chris Hoel
Name:	Chris Hoel
Title:	Chief Accounting Officer
(Principal Accounting Officer)