Form 10-Q
period 2026-06-30
Getty Images Holdings, Inc.
filed 2026-08-10
CIK 1898496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 6, 2026, 421,018,476 shares of Class A common stock, par value $0.0001 per share, of Getty Images Holdings, Inc. were issued and outstanding.

GETTY IMAGES HOLDINGS, INC.
Form 10-Q
For the Quarter Ended June 30, 2026

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$51,621	$90,183
Restricted cash	646,275	635,124
Accounts receivable – net of allowance of $5,754 and $5,338, respectively	169,143	208,468
Prepaid expenses	18,073	20,786
Insurance recovery receivable	2,219	34,954
Taxes receivable	10,541	10,342
Other current assets	10,213	11,526
Total current assets	908,085	1,011,383
Property and equipment, net	177,222	184,189
Operating lease right-of-use assets	20,604	24,262
Goodwill	1,512,727	1,516,265
Intangible assets, net of accumulated amortization	407,055	414,699
Deferred income taxes, net	—	57,977
Other assets	31,419	31,513
Total assets	$3,057,112	$3,240,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$105,277	$114,231
Accrued expenses	66,982	89,854
Short-term debt, net	702,130	696,474
Income taxes payable	8,515	13,772
Litigation reserves	99,475	205,324
Deferred revenue	178,975	188,338
Total current liabilities	1,161,354	1,307,993
Long-term debt, net	1,332,773	1,270,888
Lease liabilities	20,923	23,553
Deferred income taxes, net	21,171	14,217
Uncertain tax positions	19,747	21,122
Other long-term liabilities	2,186	1,889
Total liabilities	2,558,154	2,639,662
Commitments & contingencies (Note 11)

Stockholders’ equity:
Class A common stock, $0.0001 par value: 2.0 billion shares authorized; 421.0 million shares issued and outstanding as of June 30, 2026 and 417.2 million shares issued and outstanding as of December 31, 2025	42	42
Additional paid-in capital	2,047,528	2,039,751
Accumulated deficit	(1,519,976)	(1,429,605)
Accumulated other comprehensive loss	(76,880)	(57,646)
Total Getty Images Holdings, Inc. stockholders’ equity	450,714	552,542
Non-controlling interest	48,244	48,084
Total stockholders’ equity	498,958	600,626
Total liabilities and stockholders’ equity	$3,057,112	$3,240,288
See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$229,098	$234,882	$455,671	$458,959

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	$68,286	$65,629	$134,454	$125,838
Selling, general and administrative expenses	101,498	105,066	203,685	203,334
Depreciation	15,805	15,535	31,878	30,482
Amortization	140	573	726	1,139
Loss on litigation	4,310	2,007	9,433	6,350
Other operating expenses – net	6,692	10,512	11,574	28,914
Total operating expenses	196,731	199,322	391,750	396,057
Income from operations	32,367	35,560	63,921	62,902

Other (expense) income, net:
Interest expense	(57,339)	(36,556)	(111,513)	(69,231)
Foreign exchange gain (loss) – net	6,211	(54,771)	20,985	(79,849)
Loss on extinguishment of debt	—	—	—	(5,474)
Other non-operating income (expense) – net	6,368	(1,935)	12,375	(4,029)
Total other expense – net	(44,760)	(93,262)	(78,153)	(158,583)
Loss before income taxes	(12,393)	(57,702)	(14,232)	(95,681)
Income tax (expense) benefit	(73,384)	23,343	(75,979)	(41,250)

Net loss	(85,777)	(34,359)	(90,211)	(136,931)
Less:
Net income attributable to non-controlling interest	530	710	160	710
Net loss attributable to Getty Images Holdings, Inc.	$(86,307)	$(35,069)	$(90,371)	$(137,641)

Net loss per share attributable to Class A Getty Images Holdings, Inc. common stockholders:
Basic	$(0.21)	$(0.08)	$(0.22)	$(0.33)
Diluted	$(0.21)	$(0.08)	$(0.22)	$(0.33)

Weighted-average Class A common shares outstanding:
Basic	419,598,181	413,741,878	418,574,308	413,110,883
Diluted	419,598,181	413,741,878	418,574,308	413,110,883
See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(85,777)	$(34,359)	$(90,211)	$(136,931)
Other comprehensive (loss) income:
Net foreign currency translation adjustment (losses) gains	(6,180)	47,719	(19,234)	68,069
Comprehensive (loss) income	(91,957)	13,360	(109,445)	(68,862)
Less: Comprehensive gain attributable to noncontrolling interest	530	710	160	710
Comprehensive (loss) income attributable to Getty Images Holdings, Inc.	$(92,487)	$12,650	$(109,605)	$(69,572)
See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Getty Images Holdings, Inc. Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	417,214,604	$42	$2,039,751	$(1,429,605)	$(57,646)	$552,542	$48,084	$600,626
Net loss	—	—	—	(4,064)	—	(4,064)	(370)	(4,434)
Net foreign currency translation adjustment losses in comprehensive income	—	—	—	—	(13,054)	(13,054)	—	(13,054)
Issuance of common stock in connection with equity-based compensation arrangements	1,779,229	—	—	—	—	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(34,589)	—	(28)	—	—	(28)	—	(28)
Equity-based compensation activity	—	—	3,503	—	—	3,503	—	3,503
Balance at March 31, 2026	418,959,244	$42	$2,043,226	$(1,433,669)	$(70,700)	$538,899	$47,714	$586,613
Net (loss) income	—	—	—	(86,307)	—	(86,307)	530	(85,777)
Net foreign currency translation adjustment losses in comprehensive income	—	—	—	—	(6,180)	(6,180)	—	(6,180)
Issuance of common stock in connection with equity-based compensation arrangements	2,093,364	—	1,019	—	—	1,019	—	1,019
Common shares withheld for settlement of taxes in connection with equity-based compensation	(34,132)	—	(21)	—	—	(21)	—	(21)
Equity-based compensation activity	—	—	3,304	—	—	3,304	—	3,304
Balance at June 30, 2026	421,018,476	$42	$2,047,528	$(1,519,976)	$(76,880)	$450,714	$48,244	$498,958

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Getty Images Holdings, Inc. Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	412,270,402	$41	$2,017,407	$(1,223,482)	$(123,770)	$670,196	$48,144	$718,340
Net loss	—	—	—	(102,572)	—	(102,572)	—	(102,572)
Net foreign currency translation adjustment gains in comprehensive income	—	—	—	—	20,350	20,350	—	20,350
Issuance of common stock in connection with equity-based compensation arrangements	1,146,766	—	—	—	—	—	—	—
Equity-based compensation activity	—	—	4,978	—	—	4,978	—	4,978
Balance at March 31, 2025	413,417,168	$41	$2,022,385	$(1,326,054)	$(103,420)	$592,952	$48,144	$641,096
Net (loss) income	—	—	—	(35,069)	—	(35,069)	710	(34,359)
Net foreign currency translation adjustment losses in comprehensive income	—	—	—	—	47,719	47,719	—	47,719
Issuance of common stock in connection with equity-based compensation arrangements	1,394,138	—	1,303	—	—	1,303	—	1,303
Equity-based compensation activity	—	—	4,253	—	—	4,253	—	4,253
Balance at June 30, 2025	414,811,306	$41	$2,027,941	$(1,361,123)	$(55,701)	$611,158	$48,854	$660,012
See notes to unaudited condensed consolidated financial statements.

GETTY IMAGES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(90,211)	$(136,931)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	32,604	31,621
Foreign currency (gain) losses on foreign denominated debt	(13,275)	57,141
Equity-based compensation	6,335	8,311
Debt extinguishment	—	5,474
Deferred income taxes – net	63,647	26,118
Uncertain tax positions	(1,374)	(618)
Amortization of debt issuance costs	3,743	4,318
Non-cash operating lease costs	4,504	6,286
Other	1,354	6,233
Changes in assets and liabilities:
Accounts receivable	37,055	(6,610)
Accounts payable	(1,322)	5,165
Accrued expenses	(21,375)	(3,142)
Insurance recovery receivable	32,735	7,381
Litigation reserves	(105,849)	3,008
Lease liabilities, non-current	(5,363)	(7,257)
Income taxes receivable/payable	(8,622)	(1,165)
Interest payable	917	9,616
Deferred revenue	(6,984)	6,842
Other	2,787	139
Net cash (used in) provided by operating activities	(68,694)	21,930

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(29,899)	(31,817)
Net cash used in investing activities	(29,899)	(31,817)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	120,000	1,040,872
Debt refinancing costs	(876)	(39,196)
Payment of debt	(42,927)	(1,024,278)
Proceeds from common stock issuance	1,019	1,303
Payment of taxes associated with equity-based compensation	(49)	—
Net cash provided by (used in) financing activities	77,167	(21,299)

Effects of exchange rates fluctuations	(5,985)	20,262
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(27,411)	(10,924)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – Beginning of period	725,307	125,304
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – End of period	$697,896	$114,380

SUPPLEMENTAL DISCLOSURES:
Interest paid	$106,654	$55,646
Income taxes paid, including foreign taxes withheld	$16,494	$23,464
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

On May 15, 2026 the U.K. Competition and Markets Authority (the “CMA”) issued a Final Report which concluded that the Merger could proceed if Shutterstock’s entire editorial business was divested to one or more CMA approved purchasers.

On June 30, 2026, the Board of Directors of Getty Images unanimously resolved (a) not to proceed with the process to sell Shutterstock’s editorial business under the supervision of the CMA, which was a condition to the CMA’s required clearance of the transactions that Getty Images was not required to accept under the terms of the Merger Agreement and (b) to terminate the Merger Agreement following the passage of the Second Extended End Date (as defined in the Merger Agreement) on July 6, 2026, assuming no material change in the aforementioned circumstances prior to July 7, 2026. On July 7, 2026, Getty Images delivered a written notice to Shutterstock terminating the Merger Agreement pursuant to the terms thereof, effective upon delivery of such notice.
The Company expensed $6.0 million and $9.2 million of legal, accounting, and other direct costs related to this terminated Merger during the three and six months ended June 30, 2026, respectively, and $10.3 million and $28.3 million in the three and six months ended June 30, 2025, respectively. These costs are included in “Other operating expenses - net” in the Condensed Consolidated Statements of Operations.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Getty Images and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 16, 2026, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 27, 2026 (the “2025 Form 10-K”).
In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods presented. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for any future period or the entire year.
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
Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. Pursuant to ASC 205-40, Presentation of Financial Statements—Going Concern, management is required to evaluate whether conditions and events, considered in the aggregate, raise substantial doubt about the Company’s ability to meet its obligations as they become due within one year after the date these unaudited condensed consolidated financial statements are issued.

As of June 30, 2026, the Company had cash and cash equivalents of approximately $51.6 million, with $30.0 million available under its $150.0 million revolving credit facility maturing on May 4, 2028 (the “Revolving Credit Facility”). In July 2026, the Company drew the remaining $30.0 million available under the Revolving Credit Facility.

The Company’s liquidity position has been adversely affected by:
•ongoing Warrant Litigation, with the Company paying $110.9 million in judgment and associated interest in the second quarter of 2026 and carrying a remaining litigation reserve of approximately $99.5 million as of June 30, 2026. See “Note 11 - Legal Proceedings and Contingencies.”;
•significant costs incurred in relation to the recently terminated Merger (which was terminated by the Company on July 7, 2026), with the Company incurring approximately $60.4 million of legal, accounting and other direct costs through June 30, 2026; and
•high interest expense including net interest expense associated with the financing that was obtained in anticipation of the recently terminated Merger, with the Company incurring approximately $30.1 million of interest expense, net of interest earned on the escrowed funds through June 30, 2026, along with $13.5 million in associated financing fees.

Management has concluded that the magnitude and timing of the current accrued and future obligations, together with the Company’s limited available liquidity following the substantial cash expenditures described above, give rise to substantial doubt about the Company’s ability to continue as a going concern for one year after the date these unaudited condensed consolidated financial statements are issued.

Management is actively assessing plans intended to improve the Company’s liquidity position and has engaged Guggenheim Securities, LLC to serve as financial advisor in connection with the Company’s evaluation of strategic financing alternatives and balance sheet management initiatives. However, these plans are uncertain and dependent on future events and circumstances that are outside the Company’s control, including the timing and ultimate resolution of pending Warrant Litigation and the availability of financing or other strategic alternatives on acceptable terms or at all. Accordingly, management cannot conclude that it is probable that such plans will be effectively implemented and will mitigate the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, substantial doubt about the Company’s ability to continue as a going concern has not been alleviated.

Note 2 - Summary of Significant Accounting Policies
Cash, Cash Equivalents and Restricted Cash
The following represents the Company’s cash, cash equivalents and restricted cash as of June 30, 2026 and December 31, 2025 (in thousands):

	As of June 30, 2026	As of December 31, 2025
Cash and cash equivalents	$51,621	$90,183
Restricted cash	646,275	635,124
Total cash, cash equivalents and restricted cash	$697,896	$725,307
In connection with the issuance of the 10.500% Senior Secured Notes, the Company deposited the gross proceeds into an escrow account. These amounts were restricted and could be released only upon satisfaction of specified conditions. Following the termination of the Merger Agreement, the 10.500% Senior Secured Notes were redeemed in accordance with a special mandatory redemption pursuant to the terms of the 10.500% Senior Secured Notes indenture dated as of October 21, 2025, with the redemption funded by amounts released from escrow.

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

Disaggregation of Revenue
The following provides information about disaggregated revenue by major product line, primary geographic market, and timing of revenue recognition.
Revenue by major product:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Creative	$127,392	$130,824	$253,642	$262,998
Editorial	96,468	88,342	188,158	170,959
Other	5,238	15,716	13,871	25,002
Total Revenue	$229,098	$234,882	$455,671	$458,959
Revenue by region:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Americas	$138,774	$136,509	$273,229	$268,033
Europe, the Middle East, and Africa	70,160	73,202	140,654	141,929
Asia-Pacific	20,164	25,171	41,788	48,997
Total Revenue	$229,098	$234,882	$455,671	$458,959
The June 30, 2026 deferred revenue balance will be earned as content is downloaded, services are provided, or upon the expiration of subscription-based products, and nearly all is expected to be earned within the next twelve months.
During the six months ended June 30, 2026, the Company recognized revenue of $124.7 million that had been included in deferred revenue as of January 1, 2026.
Note 4 - Fair Value of Financial Instruments
The Company’s financial instruments consist of cash equivalents and debt. Assets and liabilities measured at fair value on a recurring basis (cash equivalents) and a nonrecurring basis (debts) are categorized in the tables below.

The following table summarizes the Company’s financial instruments by level in the fair value hierarchy as of June 30, 2026:

	Fair Value Measurements at June 30, 2026
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (cash equivalents)	$652,363	$—	$—	$652,363

Liabilities:
Term Loans	$—	$442,975	$—	$442,975
Senior Secured Notes	$—	$967,247	$—	$967,247
Senior Unsecured Notes	$—	$228,224	$—	$228,224
Revolving Credit Facility	$—	$120,000	$—	$120,000
The following table summarizes the Company’s financial instruments by level in the fair value hierarchy as of December 31, 2025:

	Fair Value Measurements at December 31, 2025
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (cash equivalents)	$665,506	$—	$—	$665,506

Liabilities:
Term Loans	$—	$512,282	$—	$512,282
Senior Secured Notes	$—	$1,139,512	$—	$1,139,512
Senior Unsecured Notes	$—	$283,400	$—	$283,400
The fair value of the Company’s money market funds is based on quoted active market prices and is determined using the market approach. The fair value of the Company’s Term Loans, Senior Secured Notes and Senior Unsecured Notes are based on market quotes provided by a third-party pricing source. Borrowings under the Company’s Revolving Credit Facility approximate fair value based on their nature, terms, and variable interest rates.
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

Note 5 - Other Assets and Liabilities
The following table summarizes the Company’s other long-term assets:

(In thousands)	As of June 30, 2026	As of December 31, 2025
Long term note receivable from a related party	$24,000	$24,000
Minority and other investments	4,570	4,630
Equity method investment	1,700	1,664
Other	1,149	1,219
	$31,419	$31,513

The following table summarizes the Company’s accrued expenses:

(In thousands)	As of June 30, 2026	As of December 31, 2025
Accrued compensation and related costs	$17,383	$31,053
Lease liabilities	4,767	6,714
Interest payable	32,953	32,036
Accrued professional fees	9,492	17,938
Other	2,387	2,113
	$66,982	$89,854
Note 6 - Debt
Debt included the following:

(In thousands)	As of June 30, 2026	As of December 31, 2025
2025 Senior Unsecured Notes	$264,686	$294,686
10.500% Senior Secured Notes	628,400	628,400
11.250% Senior Secured Notes	539,944	539,944
2019 Senior Unsecured Notes	5,314	5,314
2025 USD Term Loans	40,056	40,056
2025 EUR Term Loans[1]	470,534	497,163
Revolving Credit Facility	120,000	—
Adjusted for: issuance costs, premiums and discounts amortized to interest expense	(34,031)	(38,201)
Less short-term debt – net	(702,130)	(696,474)
Long-term debt – net	$1,332,773	$1,270,888
    1 The table above converted the 2025 EUR Term Loans to USD using currency exchange rates as of those dates.

The Company’s debt consists of various Term Loans, Senior Secured Notes, Senior Unsecured Notes and a Revolving Credit Facility. During 2025, the Company refinanced its outstanding Term Loans by incurring new 2025 Term Loans, which were used to repay the 2019 Term Loans and extend maturities.

The Company completed a permitted exchange of a portion of the 2025 USD Term Loans for 11.250%, Senior Secured Notes due 2030, issued 2025 Senior Unsecured Notes, and, in connection with financing for the recently terminated merger with Shutterstock, issued 10.500% Senior Secured Notes. In relation to these prior year refinancing activities, the Company expensed $2.8 million and $6.0 million during the three and six months ended June 30, 2025 in third-party costs that did not qualify as debt issuance costs as “Other non-operating income (expense) – net”, respectively. No comparable costs were recorded during the three months and six months ended June 30, 2026.

Additionally, the Company recorded a $5.5 million of “Loss on extinguishment of debt” in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2025. No comparable losses were recorded during the three months ended June 30, 2025 or the three and six months ended June 30, 2026.

The Company maintains a $150.0 million Revolving Credit Facility maturing on May 4, 2028. On April 22, 2026, the Company drew $120.0 million from the Revolving Credit Facility, with proceeds used in part to pay the Initial Warrant Litigation judgment and associated interest. See “Note 11 - Legal Proceedings and Contingencies.” The Company drew the remaining $30.0 million from the Revolving Credit Facility in July 2026.

Following termination of the Merger Agreement, Getty Images, Inc.’s 10.500% Senior Secured Notes were redeemed in accordance with a special mandatory redemption pursuant to the 10.500% Senior Secured Notes indenture dated as of October 21, 2025, with the redemption funded by amounts released from escrow.

The Company was in compliance with all covenants as of June 30, 2026.
Note 7 - Equity-based Compensation
Equity Incentive Plans
Under the Getty Images Holdings, Inc. 2022 Equity Incentive Plan (“2022 Plan”), the Company grants restricted stock units, performance stock units and stock options. The Company granted 17,821,815 awards under the 2022 Plan during the six months ended June 30, 2026. Under the 2022 Plan, up to 51,104,577 shares of Class A common stock are reserved for issuance, of which 3,916,177 were available to be issued as of June 30, 2026.

As of June 30, 2026, total unrecognized compensation cost was approximately $21.0 million, which is expected to be recognized over a weighted-average period of 2.1 years.

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

Equity-based compensation expense is recorded in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations, net of estimated forfeitures. The Company recognized equity-based compensation - net of estimated forfeitures of $3.3 million and $6.8 million for the three and six months ended June 30, 2026, respectively, and $4.3 million and $9.2 million for the three and six months ended June 30, 2025, respectively. The Company capitalized $0.3 million and $0.5 million of equity-based compensation expense incurred in connection with the development internal-use software during the three and six months ended June 30, 2026, respectively, and $0.5 million and $0.9 million during the three and six months ended June 30, 2025, respectively.
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

The following table sets forth the computation of basic and diluted loss per share of Class A common stock (amounts in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Net loss	$(85,777)	$(34,359)	$(90,211)	$(136,931)
Less:
Net income attributable to non-controlling interest	530	710	160	710
Net loss attributable to Getty Images Holdings, Inc. - Basic	$(86,307)	$(35,069)	$(90,371)	$(137,641)

Weighted-average Class A common stock outstanding:
Basic	419,598,181	413,741,878	418,574,308	413,110,883
Effect of dilutive securities	—	—	—	—
Diluted	419,598,181	413,741,878	418,574,308	413,110,883
Net loss per share of Class A common stock attributable to Getty Images Holdings, Inc. common stockholders:
Basic	$(0.21)	$(0.08)	$(0.22)	$(0.33)
Diluted	$(0.21)	$(0.08)	$(0.22)	$(0.33)
As the Company had a net loss for the three and six months ended June 30, 2026 the diluted net loss per share does not include 29.9 million shares of Class A common stock in equity-based compensation awards as their effect would have been anti-dilutive.

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

The Company recorded an income tax expense of $73.4 million and an income tax benefit of $23.3 million for the three months ended June 30, 2026 and 2025, respectively, and income tax expense of $76.0 million and $41.3 million for the six months ended June 30, 2026 and 2025, respectively. For 2026, the Company’s effective tax rate is expected to be a large negative percentage due to a change in valuation allowance, pre-tax loss and income tax expense items that are not analogous to pre-tax loss, such as foreign withholding taxes, and non-deductible interest expense. The effective tax rate may vary significantly throughout the year depending on the changes in the pre-tax income (loss).

Note 10- Segment Information

Certain financial information for the Company’s segment, including significant expenses and other segment expense items are listed below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Revenue	$229,098	$234,882	$455,671	$458,959
Less:
Significant segment expense items[1]:
Cost of revenue (exclusive of depreciation and amortization)	68,286	65,629	134,454	125,838
Adjusted Selling, general & administrative expenses[2]	89,161	88,978	178,159	170,815
Marketing costs	9,374	12,302	19,191	24,208
Other segment items[3]	29,910	32,413	59,946	75,196
Segment income from operations	32,367	35,560	63,921	62,902

Interest expense	(57,339)	(36,556)	(111,513)	(69,231)
Other non-operating income (expense)[4]	12,579	(56,706)	33,360	(89,352)
Segment loss before income taxes	(12,393)	(57,702)	(14,232)	(95,681)
Income tax expense	(73,384)	23,343	(75,979)	(41,250)
Segment net loss	(85,777)	(34,359)	(90,211)	(136,931)
Reconciliation of segment loss	—	—	—	—
Consolidated net loss	(85,777)	(34,359)	(90,211)	(136,931)

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
Note 11 - Legal Proceedings and Contingencies

Warrant Litigation

The Company previously issued 20,700,000 public warrants, which were governed by Warrant Agreements, dated August 4, 2020 (the “Warrant Agreement”) and redeemed by the Company in October 2022. Numerous lawsuits have been commenced against the Company alleging breach of the Warrant Agreement.

On October 27, 2023, the United States District Court for the Southern District of New York (the “Court”) issued a decision in the actions brought by Alta Partners, LLC (“Alta”) and the CRCM Institutional Master Fund (BVI), LTD (“CRCM” and together with Alta, the “Plaintiffs”) captioned: Alta Partners, LLC v. Getty Images Holdings, Inc., Case No. 1:22-cv-08916 (filed October 19, 2022), and CRCM Institutional Master Fund (BVI) LTD, et al. v. Getty Images Holdings, Inc., Case No. 1:23-cv-01074 (filed February 8, 2023) (together, the “Initial Warrant Litigation”) on cross-motions for summary judgment and entered judgment in favor of Plaintiffs on their breach of contract claims and awarded damages in the amount of $36.9 million for Alta with respect to 2,066,371 public warrants and $51.0 million for CRCM with respect to 3,010,764 public warrants, plus, in each case, pre-judgment interest of 9% per annum.

In an Opinion issued on January 15, 2026, the United States Court of Appeals for the Second Circuit affirmed the Court’s opinion and on April 16, 2026, the Second Circuit denied the Company’s petition for rehearing. The Company had accrued for this loss on litigation and, on April 23, 2026, the Company paid $110.9 million in judgment and associated interest related to this matter.

The Company has been named as a defendant in two additional suits in the United States District Court for the Southern District of New York, Daniel Berner v. Getty Images Holdings, Inc., Case No. 1:24-cv-04483-JSR (filed June 11, 2024), and James Lapp v. Getty Images Holdings, Inc., Case No. 1: 24-cv-05129-JSR (filed July 5, 2024) (the “Berner/

Lapp Actions”). On January 27, 2025, the Court issued a bottom-line order in the Berner/Lapp Actions granting summary judgment to plaintiffs Berner and Lapp reciting that “[a]n Opinion explaining the reasons for this ruling will issue in due course, at which time judgment will be entered.” On August 7, 2025, the Court issued its opinion granting summary judgment to the plaintiffs Berner and Lapp and calculating damages, including pre-judgment interest at $7.8 million. The Company has appealed the opinion and judgment.

Twelve additional suits have been filed in the New York State Supreme Court, New York County: CSS, LLC v. Getty Images Holdings, Inc., Index No. 653527/2024 (filed July 12, 2024); Walleye Manager Opportunities LLC et. al. v. Getty Images Holdings, Inc., Index No. 653528/2024 (filed July 12, 2024); Funicular Funds LP v. Getty Images Holdings, Inc., Index No. 653410/2024 (filed July 5, 2024); MPF Broadway Convexity Fund I, LP et. al. v. Getty Images Holdings, Inc., Index No. 653411/2024 (filed July 5, 2024), LMR Multi-Strategy Master Fund Limited et al. v. Getty Images Holdings, Inc., Index No. 654963/2024 (filed September 20, 2024); Jordan Flannery v. Getty Images Holdings, Inc., Index No. 654961/2024 (filed September 20, 2024); Bi-Directional Disequilibrium Fund, L.P. et al. v. Getty Images Holdings, Inc., Index No. 654960/2024 (filed September 20, 2024); Holland v. Getty Images Holdings, Inc., Index No. 655746/2024 (filed October 29, 2024); Hunsicker v. Getty Images Holdings, Inc., Index. No. 655911/2024 (filed November 7, 2024); Dasher, et al. v. Getty Images Holdings, Inc., Index No. 655913/2024 (filed November 7, 2024); Parker v. Getty Images Holdings, Inc., Index No. 659240/2024 (filed November 22, 2024); Highbridge Tactical Credit Master Fund L.P. et. al. v. Getty Images Holdings, Inc., Index No. 650402/2025 (filed January 21, 2025). These actions have since been consolidated under the caption Funicular Funds LP v. Getty Images Holdings, Inc., Index No. 653410/2024 (the “NY State Actions”). On June 9, 2026, following oral argument, the court issued a decision and order granting plaintiffs’ motion for summary judgment as to the warrants for which plaintiffs had provided authorization letters and conditionally granting summary judgment as to certain remaining warrants, subject to plaintiffs providing such authorizations. On July 27, 2026, the Court directed the Clerk to enter judgment against the Company in favor of Plaintiffs in amounts totaling $67.8 million, with 9% pre-judgment interest from August 22, 2022, until judgment is entered. The Company has appealed the court’s decision.

It is possible that additional purported former warrant holders of the Company could bring additional lawsuits against the Company, its directors or officers, alleging substantially similar claims, or new or different claims relating to the public warrants. The Company intends to defend itself vigorously in the Berner/Lapp Actions and the NY State Actions and any future actions and is unable to estimate any potential additional loss or range of loss that may result from the ultimate resolution of these matters, which could be material to the Company’s business, financial condition, results of operations and cash flows.

The Company has recorded a loss on litigation relating collectively to the Initial Warrant Litigation, Berner/Lapp Actions and NY State Actions based on the criteria under ASC 450 - Contingencies (“ASC 450”) and as of June 30, 2026 held a related litigation reserve of $99.5 million with a remaining insurance recovery receivable related thereto of approximately $2.2 million in the Condensed Consolidated Balance Sheet. Although the Company cannot be certain of the outcome of any litigation or the disposition of any claims, or the amount of damages and exposure, if any, that the Company could incur, the Company does not currently believe that a material loss arising from the final disposition of existing matters, other than those in respect of which the Company has made litigation reserves as described above, is probable. Due to the inherent uncertainties of litigation and regulatory proceedings, the Company cannot determine with certainty the ultimate outcome of any such litigation or proceedings. If the final resolution of any such litigation or proceedings is unfavorable, the Company’s financial condition, results of operations and cash flows could be materially affected. Further, in the ordinary course of business, the Company is also subject to periodic threats of lawsuits, investigations and claims. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

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

Arising out of similar alleged facts, Getty Images (US), Inc., Getty Images International U.C., Getty Images (UK) Limited, Getty Images Devco UK Limited and iStockphoto LP were Claimants in proceedings issued in the High Court of England & Wales against Stability AI Limited on January 16, 2023, which, asserted claims for copyright infringement, infringement of database rights, trademark infringement and passing off seeks, amongst other things, monetary damages, injunctive relief and legal costs.

In December 2025, the High Court held a hearing, during which the Court granted Claimants an injunction, assessed an interim costs award to Stability AI for the matters on which Claimants did not prevail or dropped at trial, granted Getty Images’ request to appeal the decision on secondary infringement and denied Stability AI’s request to appeal the trademark decision. The Claimants have filed an appeal, which Stability AI has challenged. Stability AI sought permission from the Court of Appeal to hear an appeal on the trademark decision, which the Court of Appeal denied. The appeal of the decision on secondary infringement is expected to be held in November 2026.

Tax Examinations and Assessments

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

As part of the appeal process in Canada, the Company may be required to pay a portion of the assessment amount, which the Company estimates could be up to $19.6 million. Such required payment is not an admission that the Company believes it is subject to such taxes. The Company believes it is more likely than not it will prevail on appeal, however, if the CRA were to be successful in the appeal process, the Company estimates the maximum potential outcome could be up to $28.6 million.

Note 12 - Subsequent Events
Termination of Shutterstock Merger Agreement

As noted in Note 1 - Description of the Company and Basis of Presentation, on July 7, 2026, Getty Images delivered a written notice to Shutterstock terminating the Merger Agreement, effective upon delivery.

Following termination of the Merger Agreement, Getty Images, Inc.’s 10.500% Senior Secured Notes were redeemed in accordance with a special mandatory redemption pursuant to the 10.500% Senior Secured Notes indenture dated as of October 21, 2025, with the redemption funded by amounts released from escrow.

Engagement of Strategic Advisor

In July 2026, the Company engaged Guggenheim Securities, LLC to act as a financial advisor in connection with the Company’s evaluation of strategic financing alternatives and balance sheet management initiatives.

Revolving Credit Facility

As of June 30, 2026, the Company had $30.0 million available under its $150.0 million Revolving Credit Facility. In July 2026, the Company drew the remaining $30.0 million available under the Revolving Credit Facility.

Warrant Litigation
On July 27, 2026, the Court directed the Clerk to enter judgment against the Company in favor of Plaintiffs in amounts totaling $67.8 million, with 9% pre-judgment interest from August 22, 2022, until judgment is entered. See Note 11 - Legal Proceedings and Contingencies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated or the context otherwise requires, references in this section to the “Company,” “Getty Images,” “we,” “us,” “our” and other similar terms refer to Getty Images Holdings, Inc. and its subsidiaries.
The following discussion and analysis of the financial condition and results of operations of Getty Images should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The discussion should also be read together with the “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, and the “Item 1A. Risk Factors” section and historical audited annual consolidated financial statements of Getty Images Holdings, Inc. as of December 31, 2025 and 2024 and the respective notes thereto, included in our most recently filed Annual Report on Form 10-Kfiled with the Securities and Exchange Commission (“SEC”) on March 16, 2026, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 27, 2026 (the “2025 Form 10-K”).
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

These forward-looking statements are subject to a number of risks and uncertainties, including:
•our ability to successfully identify and implement any potential strategic alternatives in a timely manner or at all, and the perceived uncertainties related to the Company;
•the risks associated with our expression of substantial doubt about our ability to continue as a going concern
•our inability to continue to license third-party content and offer relevant quality and diversity of content to satisfy customer needs;
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
•the loss of and inability to attract and retain key personnel, which could negatively impact our business growth;
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
•the risk of greater than anticipated tax liabilities, including those from pending or future tax audits;
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
•costs related to operating as a public company; and
•other risks and uncertainties identified in Part I, “Item 1A. Risk Factors” of our 2025 Form 10-K, Part II, “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 and Part II, “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.

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
Recent Developments
Termination of Shutterstock Merger Agreement

As noted in Note 1 - Description of the Company and Basis of Presentation, on July 7, 2026, Getty Images delivered a written notice to Shutterstock terminating the Merger Agreement, effective upon delivery.
Redemption of 10.5000% Senior Secured Notes.

Following termination of the Merger Agreement, Getty Images, Inc.’s 10.500% Senior Secured Notes were redeemed in accordance with a special mandatory redemption pursuant to the 10.500% Senior Secured Notes indenture dated as of October 21, 2025, with the redemption funded by amounts released from escrow. See “Note 6 - Debt”.

Engagement of Strategic Advisor

In July 2026, the Company engaged Guggenheim Securities, LLC to act as a financial advisor in connection with the Company’s evaluation of strategic financing alternatives and balance sheet management initiatives.

Revolving Credit Facility

As of June 30, 2026, the Company had $30.0 million available under its $150.0 million Revolving Credit Facility. In July 2026, the Company drew the remaining $30.0 million available under the facility. See “Note 6 - Debt”.
Warrant Litigation
On July 27, 2026, the Court directed the Clerk to enter judgment against the Company in favor of Plaintiffs in amounts totaling $67.8 million, with 9% pre-judgment interest from August 22, 2022, until judgment is entered. See Note 11 - Legal Proceedings and Contingencies.
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

Through Getty Images, iStock, and Unsplash, we offer a full range of content solutions to meet the needs of any customer-no matter their size-around the globe, with over 662 million visual assets available through its industry-leading sites. New content and coverage are added daily, with over 11 million new assets added each quarter and over 2.1 billion searches annually. The Company has over 635,000 purchasing customers, with customers from almost every country in the world with websites in 23 languages bringing the world’s best content to media outlets, advertising agencies, and corporations of all sizes and, increasingly, serving individual creators and prosumers.
In support of its content, Getty Images employs over 115 staff photographers and videographers, and distributes the content of over 600,000 contributors and more than 360 premium content partners. Over 84,000 of our contributors are exclusive to the Company, creating content that cannot be found anywhere else. Each year, we cover more than 160,000 global events across news, sport, and entertainment, providing a depth and breadth of coverage that is unmatched. Getty Images also maintains one of the largest and best privately-owned photographic archives in the world, with over 150 million images across geographies, periods, and verticals.
We distribute content and services offerings through three primary product lines:
Creative
Creative is comprised of RF photos, illustrations, vectors, videos, and generative AI-services that are released for commercial use and cover a wide variety of commercial, conceptual, and contemporary subjects, including lifestyle, business, science, health, wellness, beauty, sports, transportation and travel. This content is available for immediate use by a wide range of customers with depth, breadth, and quality, allowing our customers to produce impactful websites, digital media, social media, marketing campaigns, corporate collateral, textbooks, movies, television, and online video content relevant to their target geographies and audiences. We primarily source Creative content from a broad network of professional, semi-professional, and amateur creators, many exclusive to Getty Images. We have a global creative insights team dedicated to providing briefing and art direction to our exclusive contributor community. Creative represents 55.7% and 57.3% of our revenue, of which 61.6% and 59.2% is generated through our annual subscription products for the six months ended June 30, 2026, and 2025, respectively. Annual Subscription products include products and subscriptions with a duration of 12 months or longer, Unsplash API, and Custom Content.
Editorial

Editorial is comprised of photos and videos covering the world of entertainment, sports, and news. We combine contemporary coverage of events around the globe with one of the largest privately held archives globally with access to images from the beginning of photography. We invest in a dedicated editorial team that includes over 115 staff photographers and videographers to generate our own coverage in addition to coverage from our network of content partners. Editorial represents 41.3% and 37.2% of our revenue, of which 55.1% and 54.7% is generated through our annual subscription products for the six months ended June 30, 2026, and 2025, respectively. Annual Subscription products include subscriptions with a duration of 12 months or longer.
Other
Other represents 3.0% and 5.4% of our revenue for the six months ended June 30, 2026 and 2025, respectively. This includes data access and/or licensing, music licensing, digital asset management, distribution services and print sales.
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
For content contributors:
•Access to a marketplace that reaches almost every country in the world, across all customer categories and sizes and generated annual royalties of over $220 million for the trailing twelve months ending June 30, 2026.
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

A significant portion of the business has transitioned to an annual subscription model with strong retention characteristics. Annual subscriptions now comprise approximately 58% of total revenue for the six months ended June 30, 2026, and we continue to focus on growing subscription revenue.

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

We expect our selling, general, and administrative expenses to decrease in absolute dollars and decline as a percentage of revenue in the near term due to our continued focus on operational efficiency and disciplined expense management. Similarly, we expect marketing expense to decrease both in absolute dollars and as a percentage of revenue, while maintaining the flexibility to make selective investments in marketing opportunities that we believe will support long-term growth.

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

Impact of Currency Fluctuations
Assets and liabilities for subsidiaries with functional currencies other than the U.S. Dollar are recorded in foreign currencies and translated at the exchange rate on the Balance Sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to “Accumulated other comprehensive loss,” as a separate component of stockholder’s equity. The Company recognized net foreign currency translation adjustment losses of $19.2 million during the six months ended June 30, 2026 and net foreign currency translation adjustment gains of $68.1 million during the six months ended June 30, 2025.
Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in “Foreign exchange gain (loss) – net” in the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2026, the Company recognized net unrealized foreign currency transaction gains of $21.0 million. For the six months ended June 30, 2025, the Company recognized net unrealized foreign currency transaction losses of $79.8 million.

Results of Operations
The following table sets forth our operating results for the periods indicated.

	Three Months Ended June 30,		increase (decrease)		Six Months Ended June 30,		increase (decrease)
(In thousands, except percentages)	2026	2025	$ change	% change	2026	2025	$ change	% change
Revenue	$229,098	$234,882	$(5,784)	(2.5)%	$455,671	$458,959	$(3,288)	(0.7)%
Cost of revenue (exclusive of depreciation and amortization)	68,286	65,629	2,657	4.0%	134,454	125,838	8,616	6.8%
Selling, general and administrative expenses	101,498	105,066	(3,568)	(3.4)%	203,685	203,334	351	0.2%
Depreciation	15,805	15,535	270	1.7%	31,878	30,482	1,396	4.6%
Amortization	140	573	(433)	(75.6)%	726	1,139	(413)	(36.3)%
Loss on litigation	4,310	2,007	2,303	114.7%	9,433	6,350	3,083	48.6%
Other operating expenses – net	6,692	10,512	(3,820)	(36.3)%	11,574	28,914	(17,340)	(60.0)%
Total operating expenses	196,731	199,322	(2,591)	(1.3)%	391,750	396,057	(4,307)	(1.1)%
Income from operations	32,367	35,560	(3,193)	(9.0)%	63,921	62,902	1,019	1.6%
Interest expense	(57,339)	(36,556)	(20,783)	56.9%	(111,513)	(69,231)	(42,282)	61.1%
Foreign exchange gain (loss) – net	6,211	(54,771)	60,982	(111.3)%	20,985	(79,849)	100,834	(126.3)%
Loss on extinguishment of debt	—	—	—	NM	—	(5,474)	5,474	NM
Other non-operating income (expense) – net	6,368	(1,935)	8,303	(429.1)%	12,375	(4,029)	16,404	(407.1)%
Total other expense – net	(44,760)	(93,262)	48,502	(52.0)%	(78,153)	(158,583)	80,430	(50.7)%
Loss before income taxes	(12,393)	(57,702)	45,309	(78.5)%	(14,232)	(95,681)	81,449	(85.1)%
Income tax (expense) benefit	(73,384)	23,343	(96,727)	(414.4)%	(75,979)	(41,250)	(34,729)	84.2%
Net loss	$(85,777)	$(34,359)	$(51,418)	149.6%	$(90,211)	$(136,931)	$46,720	(34.1)%
________________________
NM - Not meaningful
Comparison of the Three Months Ended June 30, 2026 and 2025
Revenue by product

(In thousands, except percentages)	Three Months Ended June 30,				increase / (decrease)
	2026	% of revenue	2025	% of revenue	$ change	% change	CN % change
Creative	127,392	55.6%	130,824	55.7%	(3,432)	(2.6)%	(4.3)%
Editorial	96,468	42.1%	88,342	37.6%	8,126	9.2%	7.6%
Other	5,238	2.3%	15,716	6.7%	(10,478)	(66.7)%	(67.2)%
Total revenue	$229,098	100.0%	$234,882	100.0%	$(5,784)	(2.5)%	(4.1)%

    For the three months ended June 30, 2026, reported revenue was $229.1 million as compared to $234.9 million for the three months ended June 30, 2025. On a reported basis, revenue decreased by 2.5% (decreased 4.1% CN) for the three months ended June 30, 2026. Foreign exchange movements positively impacted reported revenue growth for the three months ended June 30, 2026 by 160 basis points, largely driven by the weakening dollar relative to the EUR and British pound.

Creative revenue decreased on a reported basis 2.6% (4.3% CN) to $127.4 million for the three months ended June 30, 2026, compared to $130.8 million for the three months ended June 30, 2025. The decrease of $3.4 million for the three months ended June 30, 2026 was driven by lower revenue from our iStock e-commerce platform (decreased $7.4 million), Premium RF ALC and Ultra Pack offerings (decreased $2.1 million), Premium Access subscriptions (decreased $1.7 million), and our Getty Images video products (decreased $1.5 million). These declines were partially offset by increased revenue from Custom Content (increased $8.9 million). We saw double-digit declines from our Agency customers during the quarter, which are accounted for largely within Creative on an ALC basis. In addition, the revenue allocated from our committed solutions was affected by changes in subscriber download behavior, which influenced the allocation of revenue between Creative and Editorial content. During the current‑year quarter, the FIFA World Cup 2026 drove higher demand for Editorial content relative to Creative, resulting in an allocation of revenue that favored Editorial. Finally, iStock e‑commerce revenue continued to be impacted by the discontinuation of the free trial customer acquisition program in June 2025, as well as lower traffic levels compared to the prior year period due to the exit of a long-standing affiliate partnership, reductions in underperforming affiliate spend and internal changes that temporarily impacted search engine rankings.

Editorial revenue increased on a reported basis by $8.1 million, or 9.2% (7.6% CN), to $96.5 million. The increase was driven by Editorial subscriptions (increased $6.4 million) and Editorial ALC (increased $1.7 million). Overall, the growth across these products was driven primarily by Sport, with additional contributions from News and Archive. Revenue from our committed solutions was affected by changes in subscriber download behavior, which influenced the revenue allocation between Creative and Editorial. During the current‑year quarter, the FIFA World Cup 2026 drove higher demand for Editorial content relative to Creative.
Other revenue decreased on a reported basis by $10.5 million, or 66.7% (67.2% CN), to $5.2 million for the three months ended June 30, 2026, compared to $15.7 million for the three months ended June 30, 2025. The decrease was primarily driven by lower volume and recognition timing of data access and/or licensing agreements, including fewer higher-value agreements recognized during the quarter.
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
Cost of revenue (exclusive of depreciation and amortization)
Cost of revenue for the three months ended June 30, 2026 was $68.3 million (29.8% of revenue) compared to $65.6 million (27.9% of revenue) in the same prior year period. Any changes in cost of revenue as a percentage of revenue compared to prior period is due primarily to revenue mix by product. Generally, cost of revenue rates vary modestly period over period based on changes in revenue mix by product, as royalty rates vary depending on the license model and use of content.
Selling, general, and administrative expense
Reported SG&A expense decreased by $3.6 million or 3.4% (4.7% CN) for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. SG&A fluctuations from the prior year period include the following:
•decrease in marketing spend of $2.9 million (decrease of 23.8%) for the three months ended June 30, 2026. For the three months ended June 30, 2026, marketing spend as a percentage of sales decreased to 4.1% from the three months ended June 30, 2025 ratio of 5.2%. This decrease was driven primarily by decreased investment in affiliate marketing due to the exit of a long-standing affiliate partnership and reductions in underperforming affiliate spend.
•decrease of $2.6 million related to professional fees for the three months ended June 30, 2026, primarily related to a reduction in legal fees incurred for our ongoing AI litigation cases; partially offset by higher audit related fees as the Company accelerated its SOX Section 404(b) compliance efforts. This acceleration was undertaken in anticipation of potential SOX Section 404(b) compliance requirements associated with the recently terminated Merger; however, management currently does not believe the Company will become subject to the Section 404(b) auditor attestation requirement for 2026.
•increase of $1.1 million in bad debt expense and $0.5 million in staff costs for the three months ended June 30, 2026.

Depreciation expense

Depreciation expense was $15.8 million for the three months ended June 30, 2026, an increase of $0.3 million or 1.7% compared to $15.5 million for the three months ended June 30, 2025. The increase is in line with prior year.
Amortization expense
For the three months ended June 30, 2026, amortization expense was $0.1 million. The decline from prior year is attributed to several of the Company’s intangible assets becoming fully amortized in the current year.
Loss on litigation

For the three months ended June 30, 2026, the Company recognized loss on litigation of $4.3 million compared to $2.0 million for the three months ended June 30, 2025. The loss on litigation consists of the interest on the estimated damages, legal fees, and amortization of fees related to appeal bond. The Company may continue to see these expenses as we navigate through the appeal of the judgment in the Berner/Lapp Actions and NY State Actions. See “Note 11 - Legal Proceedings and Contingencies” for additional discussion.
Other operating expenses – net

Other operating expenses - net was $6.7 million for the three months ended June 30, 2026, compared to $10.5 million in the three months ended June 30, 2025. The decrease is primarily driven by fewer costs incurred in connection with our recently terminated merger with Shutterstock. Other operating expenses will continue to fluctuate from period to period as this line item is heavily influenced by non-recurring events such as mergers and acquisitions, claims, settlements, and gains/losses on asset disposals.
Interest expense

    We recognized interest expense of $57.3 million and $36.6 million, respectively, for each of the three month periods ended June 30, 2026 and June 30, 2025. Our interest expense primarily consists of interest charges on our debt, including debt related to our $150.0 million Revolving Credit Facility which $120.0 million was drawn from in April 2026, as well as the amortization of original issue discount, debt issuance costs and amortization of deferred debt financing fees. The increase relative to the prior year is largely driven by a higher level of outstanding debt combined with an increase in our effective interest rate. See “Note 6 - Debt” for additional discussions on our debt.
Foreign exchange gain (loss) – net
We recognized foreign exchange gains, net of $6.2 million for the three months ended June 30, 2026, compared to net losses of $54.8 million for the three months ended June 30, 2025. These changes are primarily driven by fluctuations in the EUR related to our 2019 EUR Term Loans and 2025 EUR Term Loans, which resulted in foreign currency gains of $3.8 million for the three months ended June 30, 2026 and foreign currency losses of $38.8 million for the three months ended June 30, 2025, respectively.
We expect continued volatility in foreign exchange gains and losses each period based on fluctuations in exchange rates impacting our foreign currency exposures.
Other non-operating income (expense) – net
We recognized other non-operating income, net of $6.4 million for the three months ended June 30, 2026 compared to other non-operating expense, net of $1.9 million for the three months ended June 30, 2025. The change of $8.3 million was primarily due to increased interest income from the escrow account, where the gross proceeds from the offering of the 10.500% Senior Secured Notes were held.
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
The Company recorded an income tax expense of $73.4 million and an income tax benefit of $23.3 million for the three months ended June 30, 2026 and June 30, 2025, respectively. For 2026, the Company’s effective tax rate is expected to be a large negative percentage due to a change in valuation allowance, pre-tax loss, and income tax expense items that are not analogous to pre-tax loss, such as foreign withholding taxes, and non-deductible interest expense. The effective tax rate may vary significantly throughout the year depending on the changes in the pre-tax income (loss).

Comparison of the Six Months Ended June 30, 2026 and 2025
Revenue by product

(In thousands, except percentages)	Six Months Ended June 30,				increase / (decrease)
	2026	% of revenue	2025	% of revenue	$ change	% change	CN % change
Creative	253,642	55.7%	262,998	57.3%	(9,356)	(3.6)%	(6.2)%
Editorial	188,158	41.3%	170,959	37.2%	17,199	10.1%	7.3%
Other	13,871	3.0%	25,002	5.4%	(11,131)	(44.5)%	(45.4)%
Total revenue	$455,671	100.0%	$458,959	100.0%	$(3,288)	(0.7)%	(3.3)%

    For the six months ended June 30, 2026, reported revenue was $455.7 million as compared to $459.0 million for the six months ended June 30, 2025. On a reported basis, revenue decreased by 0.7% (decreased 3.3% CN) for the six months ended June 30, 2026. Foreign exchange movements positively impacted reported revenue growth for the six months ended June 30, 2026 by 260 basis points, largely driven by the weakening dollar relative to the EUR and British pound.

Creative revenue decreased on a reported basis by 3.6% (6.2% CN) to $253.6 million for the six months ended June 30, 2026, compared to $263.0 million for the six months ended June 30, 2025. The decrease of $9.4 million for the six months ended June 30, 2026 was driven by lower revenue from our iStock e-commerce platform (decreased $12.1 million), Premium Access subscriptions (decreased $5.4 million), Premium RF ALC and Ultra Pack offerings (decreased $3.9 million), and our Getty Images video products (decreased $3.1 million). These declines were partially offset by increased revenue from Custom Content (increased $14.7 million). We saw double-digit declines from our Agency customers during the quarter, which are accounted for largely within Creative on an ALC basis. In addition, the revenue allocated from our committed solutions was affected by changes in subscriber download behavior, which influenced the allocation of revenue between Creative and Editorial content. During the six months ended June 30, 2026, the Milano Cortina 2026 Olympic Games and FIFA World Cup 2026 drove higher demand for Editorial content relative to Creative, resulting in an allocation of revenue that favored Editorial. Finally, iStock e‑commerce revenue continued to be impacted by the discontinuation of the free trial customer acquisition program in June 2025, as well as lower traffic levels compared to the prior year period due to the exit of a long-standing affiliate partnership, reductions in underperforming affiliate spend and internal changes that temporarily impacted search engine rankings.

Editorial revenue increased on a reported basis by $17.2 million, or 10.1% (7.3% CN), to $188.2 million. The increase was driven by Editorial subscriptions (increased $10.1 million), assignments (increased $1.8 million) and Editorial ALC (increased $5.3 million). Overall, the growth across these products was driven primarily by Sport, with additional contributions from News, Archive, and Entertainment. Revenue from our committed solutions was affected by changes in subscriber download behavior, which influenced the revenue allocation between Creative and Editorial. During the six months ended June 30, 2026, the Milano Cortina 2026 Olympic Games and FIFA World Cup 2026 drove higher demand for Editorial content relative to Creative.
Other revenue decreased on a reported basis by $11.1 million, or 44.5% (45.4% CN), to $13.9 million for the six months ended June 30, 2026, compared to $25.0 million for the six months ended June 30, 2025. The decrease was primarily driven by lower volume and recognition timing of data access and/or licensing agreements, including fewer higher-value agreements recognized during the period.
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
Cost of revenue (exclusive of depreciation and amortization)
Cost of revenue for the six months ended June 30, 2026 was $134.5 million (29.5% of revenue) compared to $125.8 million (27.4% of revenue) in the same prior year period. The change in cost of revenue as a percentage of revenue compared to the prior year was due primarily to the timing of costs associated with previously recognized revenue as well as mix by product. Generally, cost of revenue rates vary modestly period over period based on changes in revenue mix by product, as royalty rates vary depending on the license model and use of content.
Selling, general, and administrative expense

Reported SG&A expense increased by $0.4 million or 0.2% (decreased 2.0% CN) for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. SG&A fluctuations from the prior year period include the following:
•decrease in marketing spend of $5.0 million (decrease of 20.7%) for the six months ended June 30, 2026. For the six months ended June 30, 2026, marketing spend as a percentage of sales decreased to 4.2% from the six months ended June 30, 2025 ratio of 5.3%. This decrease was driven primarily by decreased investment in affiliate marketing due to the exit of a long-standing affiliate partnership and reductions in underperforming affiliate spend.
•decrease of $2.2 million related to professional fees for the six months ended June 30, 2026, primarily related to a reduction in legal fees incurred for our ongoing AI litigation cases; partially offset by higher audit related fees as the Company accelerated its SOX Section 404(b) compliance efforts. This acceleration was undertaken in anticipation of potential SOX Section 404(b) compliance requirements associated with the recently terminated Merger; however, management currently does not believe the Company will become subject to the Section 404(b) auditor attestation requirement for 2026.
•increase of $3.8 million related to staff costs for the six months ended June 30, 2026. The increase was primarily driven by increases in salaries, benefits, and temporary labor, which were partially offset by a decline in equity‑based compensation.
•increase of $1.6 million in bad debt expense and $1.4 million in computer expense for the six months ended June 30, 2026.

Depreciation expense

Depreciation expense was $31.9 million for the six months ended June 30, 2026, an increase of $1.4 million or 4.6% compared to $30.5 million for the six months ended June 30, 2025. The increase is in line with prior year.
Amortization expense
For the six months ended June 30, 2026, amortization expense was $0.7 million. The decline from prior year is attributed to several of the Company’s intangible assets becoming fully amortized in the current year.
Loss on litigation
For the six months ended June 30, 2026, the Company recognized loss on litigation of $9.4 million compared to $6.4 million for the six months ended June 30, 2025. The loss on litigation consists of the interest on the estimated damages, legal fees, and amortization of fees related to appeal bond. The Company may continue to see these expenses as we navigate through the appeal of the judgment in the Berner/Lapp Actions and NY State Actions. See “Note 11 - Legal Proceedings and Contingencies” for additional discussion.
Other operating expenses – net

Other operating expenses - net was $11.6 million for the six months ended June 30, 2026, compared to $28.9 million in the six months ended June 30, 2025. The decrease is primarily driven by fewer costs incurred in connection with our recently terminated merger with Shutterstock. Other operating expenses will continue to fluctuate from period to period as this line item is heavily influenced by non-recurring events such as mergers and acquisitions, claims, settlements, and gains/losses on asset disposals.
Interest expense

    We recognized interest expense of $111.5 million and $69.2 million, respectively, for each of the six month periods ended June 30, 2026 and June 30, 2025. Our interest expense primarily consists of interest charges on our debt, including debt related to our $150.0 million Revolving Credit Facility which $120.0 million was drawn from in April 2026, as well as the amortization of original issue discount, debt issuance costs and amortization of deferred debt financing fees. The increase relative to the prior year is largely driven by a higher level of outstanding debt combined with an increase in our effective interest rate. See “Note 6 - Debt” for additional discussions on our debt.
Foreign exchange gain (loss) – net
We recognized foreign exchange gains, net of $21.0 million for the six months ended June 30, 2026, compared to net losses of $79.8 million for the six months ended June 30, 2025. These changes are primarily driven by fluctuations in the EUR related to our 2019 EUR Term Loans and 2025 EUR Term Loans, which resulted in foreign currency gains of $13.3 million for the six months ended June 30, 2026 and foreign currency losses of $57.1 million for the six months ended June 30, 2025, respectively.
We expect continued volatility in foreign exchange gains and losses each period based on fluctuations in exchange rates impacting our foreign currency exposures.
Loss on extinguishment of debt
We recognized loss on extinguishment of debt of $5.5 million for the six months ended June 30, 2025 from the extinguishment of our 2019 Term Loans. No such loss was recognized for the six months ended June 30, 2026. See “Note 6 - Debt” for additional discussion on the refinancing of our 2019 Term Loans.
Other non-operating income (expense) – net
We recognized other non-operating income, net of $12.4 million for the six months ended June 30, 2026 compared to other non-operating expense, net of $4.0 million for the six months ended June 30, 2025. The change of $16.4 million was primarily due to increased interest income from the escrow account, where the gross proceeds from the offering of the 10.500% Senior Secured Notes were held. There were also costs related to the debt refinancing that were included in the six months ended June 30, 2025 with no related costs in the six months ended June 30, 2026.
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
The Company recorded an income tax expense of $76.0 million and $41.3 million for the six months ended June 30, 2026 and June 30, 2025, respectively. For 2026, the Company’s effective tax rate is expected to be a large negative percentage due to a change in valuation allowance, pre-tax loss, and income tax expense items that are not analogous to pre-tax loss, such as foreign withholding taxes, and non-deductible interest expense. The effective tax rate may vary significantly throughout the year depending on the changes in the pre-tax income (loss).

Liquidity and Capital Resources

Our sources of liquidity are our existing cash and cash equivalents, cash provided by operations and amounts available under our Revolving Credit Facility. As of June 30, 2026 and December 31, 2025, we had cash and cash equivalents of $51.6 million and $90.2 million, respectively, and the remaining availability under our Revolving Credit Facility, which was $30.0 million as of June 30, 2026. The remaining $30.0 million was drawn from the Revolving Credit Facility in July 2026.

Our principal liquidity needs include debt service, settlement of warrant litigation and capital expenditures, as well as those required to support working capital, internal growth, strategic acquisitions, mergers, and investments.
Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. Pursuant to ASC 205-40, Presentation of Financial Statements—Going Concern, management is required to evaluate whether conditions and events, considered in the aggregate, raise substantial doubt about the Company’s ability to meet its obligations as they become due within one year after the date these unaudited condensed consolidated financial statements are issued.

As of June 30, 2026, the Company had cash and cash equivalents of approximately $51.6 million, with $30.0 million available under its $150.0 million revolving credit facility maturing on May 4, 2028 (the “Revolving Credit Facility”). In July 2026, the Company drew the remaining $30.0 million available under the Revolving Credit Facility.

The Company’s liquidity position has been adversely affected by:
•ongoing Warrant Litigation, with the Company paying $110.9 million in judgment and associated interest in the second quarter of 2026 and carrying a remaining litigation reserve of approximately $99.5 million as of June 30, 2026. See “Note 11 - Legal Proceedings and Contingencies.”;
•significant costs incurred in relation to the recently terminated Merger (which was terminated by the Company on July 7, 2026), with the Company incurring approximately $60.4 million of legal, accounting and other direct costs through June 30, 2026; and
•high interest expense including net interest expense associated with the financing that was obtained in anticipation of the recently terminated Merger, with the Company incurring approximately $30.1 million of interest expense, net of interest earned on the escrowed funds through June 30, 2026, along with $13.5 million in associated financing fees.

Management has concluded that the magnitude and timing of the current accrued and future obligations, together with the Company’s limited available liquidity following the substantial cash expenditures described above, give rise to substantial doubt about the Company’s ability to continue as a going concern for one year after the date these unaudited condensed consolidated financial statements are issued.

Management is actively assessing plans intended to improve the Company’s liquidity position and has engaged Guggenheim Securities, LLC to serve as financial advisor in connection with the Company’s evaluation of strategic financing alternatives and balance sheet management initiatives. However, these plans are uncertain and dependent on future events and circumstances that are outside the Company’s control, including the timing and ultimate resolution of pending Warrant Litigation and the availability of financing or other strategic alternatives on acceptable terms or at all. Accordingly, management cannot conclude that it is probable that such plans will be effectively implemented and will mitigate the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, substantial doubt about the Company’s ability to continue as a going concern has not been alleviated.

Tax Examinations and Assessments
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
As part of the appeal process in Canada, the Company may be required to pay a portion of the assessment amount, which the Company estimates could be up to $19.6 million. Such required payment is not an admission that the Company believes it is subject to such taxes. The Company believes it is more likely than not it will prevail on appeal, however, if the CRA were to be successful in the appeal process, the Company estimates the maximum potential outcome could be up to $28.6 million.
Our cash flows are as follows:

	Six Months Ended June 30,		increase (decrease)
(In thousands)	2026	2025	$ change	% change
Net cash (used in) provided by operating activities	$(68,694)	$21,930	$(90,624)	(413.2)%
Net cash used in investing activities	$(29,899)	$(31,817)	$1,918	6.0%
Net cash provided by (used in) financing activities	$77,167	$(21,299)	$98,466	462.3%
Effects of exchange rate fluctuations	$(5,985)	$20,262	$(26,247)	(129.5)%

Operating Activities

    Cash (used in) provided by operating activities is primarily comprised of net income (loss), as adjusted for non-cash items, and changes in operating assets and liabilities. Non-cash adjustments consist primarily of depreciation and amortization, unrealized gains and losses on our foreign denominated debt, equity-based compensation and deferred income taxes.

    For the six months ended June 30, 2026 cash used in operating activities was $68.7 million, as compared to cash provided by operating activities of $21.9 million for the six months ended June 30, 2025. The decrease in cash provided by operating activities was primarily driven by the payment of $110.9 million in judgment and associated interest related to the Initial Warrant litigation as well as an increase in interest payments of $51.0 million. In addition, cash provided by operating activities was impacted positively by $32.7 million in insurance recovery payments related to the Warrant Litigation and a decrease in merger-related costs paid of $10.7 million which were comprised mainly of professional services fees, including legal, advisory, accounting and tax fees. Lastly, the other significant contributing factor included changes in working capital, including increased cash flows from the change in timing of collections of accounts receivable.

Investing Activities
The changes in cash flows from investing activities relate to purchases of property and equipment primarily related to internal software development as part of our ongoing efforts to innovate in the design, user experience, and performance of our websites. For the six months ended June 30, 2026 and 2025, cash used in investing activities was $29.9 million and $31.8 million, respectively.
Financing Activities
For the six months ended June 30, 2026, cash provided by financing activities was $77.2 million, compared to cash used in financing activities of $21.3 million for six months ended June 30, 2025. Financing activities for the six months ended June 30, 2026, primarily included $120.00 million in proceeds from our Revolving Credit Facility, net of $42.9 million in principal payments on our 2025 Senior Unsecured Notes and 2025 EUR Term Loans and payment of debt issuance costs.

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
Key Performance Indicators
Our KPIs outlined below are the metrics that provide management with the most immediate understanding of the drivers of business performance and our ability to deliver stockholder return, track to financial targets and prioritize customer satisfaction. Our KPIs are reported on a trailing, or last, 12-month basis (“LTM”), which we believe provides a more current view of the Company’s operational performance than year-to-date figures.

	Last Twelve Months Ended June 30,
	2026	2025	Increase / (Decrease)
LTM total purchasing customers (thousands)	636	707	(10.0)%
LTM total active annual subscribers (thousands)	240	321	(25.2)%
LTM paid download volume (millions)[1]	90	93	(2.8)%
LTM annual subscriber revenue retention rate	88.4%	93.4%	-500 bps
Image collection (millions)	625	591	5.7%
Video collection (millions)	39	34	11.7%
LTM video attachment rate	15.2%	16.7%	-150 bps
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

Total purchasing customers decreased to 636 thousand for the LTM ended June 30, 2026, compared to 707 thousand for the LTM ended June 30, 2025. This decrease can be largely attributed to the continued impact from the discontinuation of the free-trial new customer acquisition program in June, 2025. Importantly, more broadly across subscriptions, the ongoing shift into more committed solutions continues to have a positive impact on annual revenue per purchasing customer, which grew by 14.9% to $1,538 for the last twelve months ended June 30, 2026 from $1,338 for the last twelve months ended June 30, 2025.

Total active annual subscribers

Total active annual subscribers is the count of customers who were on an annual subscription product during the LTM reporting period. This metric provides management and investors with visibility into the rate at which we are growing our annual subscriber base and is highly correlated to the percentage of our revenue that comes from annual subscription products.

Total active annual subscribers decreased to 240 thousand for the LTM ended June 30, 2026 compared to 321 thousand for the LTM ended June 30, 2025. Annual subscriber decline was driven by iStock subscriptions, where there has been some continued impact from the discontinuation of the free-trial new customer acquisition program in June 2025, as well as search related traffic headwinds, with declines partially offset by increases in Unsplash+ subscribers.

Paid download volume

Paid download volume is a count of the number of paid downloads by our customers in the reported period. This metric informs both management and investors about the volumes at which customers are engaging with our content over time. Paid download volume decreased to 90 million downloads for LTM ended June 30, 2026, as compared to 93 million for the LTM ended June 30, 2025. The decline was primarily attributable to continued decreases in iStock Creative download volumes and accelerated declines in Getty Creative downloads, particularly in the Creative Agency and Corporate segments. The impact of these declines was partially offset by growth in Unsplash.
Annual subscriber revenue retention rate

The annual subscriber revenue retention rate calculates retention of total revenue for customers on annual subscription products, comparing the customer’s total booked revenue (inclusive of spend for annual subscription and non-annual subscription products) in the LTM period to the prior twelve month period. For example, LTM annual subscriber booked revenue (the amount of revenue invoiced to customers) for the period ended June 30, 2026 was 88.4% of revenue from these customers in the period ended June 30, 2025. The revenue retention rate informs management and investors on the degree to which we are maintaining or growing revenue from our annual subscriber base. As we continue to focus on growing subscriptions as percentage of total revenue, revenue retention for these customers is a key driver of the predictability of our financial model with respect to revenue.

The annual subscriber revenue retention rate decreased for the LTM ended June 30, 2026, compared with the prior-year period, primarily due to a combination of timing related shifts in deal renewal among a small number of large subscribers and certain one-time customer spend recognized in the prior year that did not recur. The decrease also reflected the impact of the planned exit from the iStock free trial acquisition program in June 2025.

Image and Video collection

Image and Video collection is a count of the total images and videos in our content library as of the reporting date. Management and investors can view growth in the size, both depth and breadth, of the content library as an indication of our ability to continue to expand our content offering with premium, high quality, contemporary content to meet the evolving needs of our customers. Image and video collections increased during the LTM ended June 30, 2026 as compared to the LTM ended June 30, 2025. Our image collection grew 5.7% to 625 million images as of June 30, 2026 compared to 591 million as of June 30, 2025. Our video collection grew 11.7% to 39 million videos over the same period.

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

The video attachment rate decreased to 15.2% in the LTM ended June 30, 2026 from 16.7% in the LTM ended June 30, 2025. The decline from the prior year LTM period is driven by lower volumes of video downloaders on our iStock platform.

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

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(85,777)	$(34,359)	$(90,211)	$(136,931)
Add/(less) non-GAAP adjustments:
Depreciation and amortization	15,945	16,108	32,604	31,621
Other operating expense – net	6,692	10,512	11,574	28,914
Loss on litigation	4,310	2,007	9,433	6,350
Interest expense	57,339	36,556	111,513	69,231
Foreign exchange and other non-operating (income) expense [1]	(12,579)	56,706	(33,360)	83,878
Loss on extinguishment of debt	—	—		5,474
Income tax expense	73,384	(23,343)	75,979	41,250
Equity-based compensation expense, net of capitalization	2,964	3,787	6,335	8,311
Adjusted EBITDA	62,278	67,974	123,867	138,098
Capex	13,836	16,114	29,899	31,817
Adjusted EBITDA less capex	48,442	51,860	93,968	106,281
Net loss margin	(37.4)%	(14.6)%	(19.8)%	(29.8)%
Adjusted EBITDA margin	27.2%	28.9%	27.2%	30.1%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(85,777)	$(34,359)	$(90,211)	$(136,931)
Add/(less) non-GAAP adjustments:
Equity-based compensation expense	2,964	3,787	6,335	8,311
Tax effect of equity-based compensation expense[1]	(763)	(964)	(1,636)	(2,117)
Loss on litigation	4,310	2,007	9,433	6,350
Tax effect of loss on litigation, net of recovery[1]	(1,148)	(522)	(2,513)	(1,652)
Foreign exchange	(6,211)	54,771	(20,985)	79,849
Tax effect on foreign exchange (loss) gain – net[1]	1,621	(15,329)	5,521	(22,449)
Acquisition related costs	5,951	10,252	9,174	28,295
Tax effect of acquisition related costs[1]	(1,461)	(2,614)	(2,154)	(7,307)
Loss on debt extinguishment and expensed financing costs	—	2,857	—	11,508
Tax effect of loss on debt extinguishment and expensed financing costs[1]	—	(743)	—	(2,993)
Reassessment of valuation allowance	59,630	—	59,630	—
Adjusted net loss	$(20,884)	$19,143	$(27,406)	$(39,136)

Earnings per share:
Diluted earnings per share	$(0.21)	$(0.08)	$(0.22)	$(0.33)
Adjusted diluted earnings per share	$(0.05)	$0.05	$(0.07)	$(0.09)

Weighted average diluted shares	419,598,181	413,741,878	418,574,308	413,110,883
1 Statutory tax rates used to calculate the tax effect of the adjustments.

Critical Accounting Policies

A description of our critical accounting policies that involve significant management judgment appears in our 2025 Form 10-K, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical accounting policies and estimates.” Our accounting policies are also described in “Note 2 - Summary of Significant Accounting Policies”, to our Consolidated Financial Statements in our 2025 Form 10-K and in “Note 2 - Summary of Significant Accounting Policies”, to our interim condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the period ended June 30, 2026. We believe our most critical accounting policies include revenue recognition, accrued litigation reserves, and accounting for income taxes.

Item 3.    Quantitative and qualitative disclosures about market risk
There have been no material changes in our market risk exposures for the quarters ended June 30, 2026 and June 30, 2025, other than those discussed in our 2025 Form 10-K.
Item 4.    Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and

15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026 our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2026.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to certain legal proceedings and claims incidental to the operation of our business. We are also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business that have not been fully adjudicated. Except as set out elsewhere in this Quarterly Report on Form 10-Q, we currently do not anticipate that these matters will have a material adverse impact on our financial results.
For further information regarding our legal proceedings and claims, see “Note 11 - Legal Proceedings and Contingencies”, included in Part I, Item 1, condensed consolidated financial statements, of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
There has been a material change to the risk factors previously disclosed in Part I, Item 1A of our 2025 Form 10-K and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, as set forth below.

While we are focused on operational efficiency and disciplined expense management, we have engaged a financial advisor to assist in the evaluation of strategic alternatives and we may not be successful in identifying and implementing any potential strategic alternatives in a timely manner or at all, and the perceived uncertainties related to the Company could adversely affect our business, operations and our stock price.

In July 2026, the Company received approval from its Board of Directors to engage a financial advisor to assist in actively considering strategic financing alternatives and balance sheet management initiatives.

We have not yet established a timeline to complete the review of strategic financial alternatives and balance sheet management initiatives. We can provide no assurance as to the review’s outcome, that this strategic review process will result in us pursuing any transaction or that we will be able to successfully consummate any particular strategic transaction on attractive terms, on a timely basis, or at all. Any potential transaction will depend on several factors that may be beyond our control including, for example, market conditions, industry trends, third party consents, which could be difficult or costly to obtain, and the available terms of any such strategic transaction. The review process, the negotiation and consummation of a transaction or other strategic alternative may be costly, time consuming, distracting, and disruptive to our business and operations. Moreover, the possibility that exploration of strategic financing alternatives may ultimately result in a sale, merger, recapitalization, restructuring, financing or other strategic transaction, or any perceived uncertainty regarding our future operations or employment needs may limit our ability to retain or hire qualified personnel and may contribute to unplanned loss of highly-skilled employees through departure or attrition, and result in the loss of customers, suppliers, and other key business partners, any or all of which could have a material adverse effect on our business and operations. We may ultimately determine that no transaction is in the best interest of our stockholders. Speculation regarding developments associated with our review of strategic alternatives, and any perceived uncertainties related to the Company or its business and operations, could significantly increase the volatility of our stock price. Additionally, there can be no assurance that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value or that we will make any cash distributions to our stockholders.

We have expressed substantial doubt about our ability to continue as a going concern.

As described in “Note 1 — Description of the Company and Basis of Presentation,” management has concluded that the magnitude and timing of our current accrued and future obligations, together with the Company’s limited available liquidity following the substantial cash expenditures related to (i) the ongoing Warrant Litigation, where the Company was required to pay $110.9 million in judgment and associated interest in the second quarter of 2026 and carry a remaining litigation reserve of approximately $99.5 million as of June 30, 2026, (ii) the June 9, 2026 and July 27, 2026 decisions of the New York State Court in the NY State Cases, (iii) significant costs incurred in relation to the proposed Merger (which was terminated by the Company on July 7, 2026), where the Company incurred approximately $60.4 million of legal, accounting and other direct costs through June 30, 2026, and (iv) high interest expense including net interest expense associated with the financing that was obtained in anticipation of the recently terminated Merger, where the Company incurred approximately $30.1 million of interest expense, net of interest earned on the escrowed funds, along with $13.5 million in associated financing fees, give rise to substantial doubt about the Company’s ability to continue as a going concern for one year after the date the unaudited condensed consolidated financial statements for the second quarter 2026 are issued.

Management’s plans to address these conditions, including the engagement of the financial advisor in connection with the Company’s evaluation of strategic financing alternatives and balance sheet management initiatives, have not been fully implemented, are subject to factors outside of the Company’s control, and may not be successful. If the Company is unable to obtain sufficient liquidity or to consummate one or more strategic transactions, on acceptable terms, on a timely basis or at all, the Company and/or one or more of its subsidiaries may be forced to seek relief under applicable bankruptcy laws or to pursue a restructuring, wind-down, or liquidation, and holders of the Company’s common stock could experience a significant or complete loss of their investment. In addition, the existence of substantial doubt about the Company’s ability to continue as a going concern could adversely affect the Company’s relationships with its customers, suppliers, and other key business partners, its ability to attract and retain qualified personnel. See “Note 1 - Description of the Company and Basis of Presentation.”

Item 5. Other Information

Insider Trading Arrangements and Policies

Other than described below, during the three months ended June 30, 2026, none of the Company’s directors or officers (as defined in Section 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K. Actual sale transactions will be disclosed publicly in filings with the SEC in accordance with applicable securities laws, rules, and regulations.

Trading Arrangements
Name and Title	Action	Date Adopted/Terminated	Rule 10b5-1	Total Shares to be Sold	Expiration Date[1]
Craig Peters, Chief Executive Officer	Adopted	6/10/2026	X2	[2]	[2]

1. Each plan terminates on the earlier of: (i) the expiration date listed in the table above, (ii) the first date on which all trades set forth in the plan have been executed, or (iii) such date the plan is otherwise terminated according to its terms.
2. Mr. Peters received an award of restricted stock units (“RSUs”) subject to mandatory Rule 10b5-1 trading arrangement for “sell-to-cover” transactions (the “sell-to-cover 10b5-1 arrangement”). Each RSU provides for the non-discretionary, automatic sale of shares of Class A Common stock that would otherwise be issuable on each settlement date of a covered RSU in an amount sufficient to satisfy the applicable tax withholding obligation. The number of shares of Class A common stock that will be sold to satisfy applicable tax withholding obligations upon vesting will vary depending on whether vesting conditions are satisfied and the market price of our Class A common stock at the time of settlement. The expiration date of each sell-to-cover 10b5-1 arrangement is the final settlement of any covered RSUs.

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

_________________________________
* Filed herewith.
** Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on August 10, 2026.

GETTY IMAGES HOLDINGS, INC.

By:	/s/ Craig Peters
Name:	Craig Peters
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jennifer Leyden
Name:	Jennifer Leyden
Title:	Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Chris Hoel
Name:	Chris Hoel
Title:	Chief Accounting Officer
(Principal Accounting Officer)